Form 10-K
period 1993-12-26
KNIGHT RIDDER INC
filed 1994-03-23
CIK 205520

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 26, 1993   Commission file number 1-7553

                                   KNIGHT-RIDDER, INC.
                 (Exact name of registrant as specified in its charter)

   A Florida corporation                        NO. 38-0723657
  (State or other jurisdiction of    (I.R.S. Employer Identification No.)
   incorporation or organization)

                     One Herald Plaza         Miami, Florida 33132
                      (Address of principal executive offices)

       Registrant's telephone number, including area code (305) 376-3800

         Securities registered pursuant to Section 12(b) of the Act:

      Title of each class         Name of each exchange on which registered
Common Stock, $.02 1/12 Par Value         New York Stock Exchange
                                          Tokyo Stock Exchange
                                          Frankfurt Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act:
                                       none

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                    ---   ----
                                    -3-

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendments to this Form 10-K.   [  ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value is computed by reference to the price at which the stock was sold as of February 27, 1994):
$2,700,820,758

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: February 27, 1994 - 54,740,386 one class Common Stock, $.02 1/12 Par Value

                      DOCUMENTS INCORPORATED BY REFERENCE
(1) Portions of definitive Proxy Statement dated March 23, 1994, in connection with the Annual Meeting of Shareholders to be held on May 4, 1994, are incorporated into Part III.





















                                     -4-




Table of Contents for 1993 10-K
                                                                    Page
PART I
 Item 1. Business                                                   6-32
 Item 2. Properties                                                 6-32
 Item 3. Legal Proceedings                                            33
 Item 4. Submission of Matters to a Vote
         of Security Holders                                          33

PART II
 Item 5. Market for Registrant's Common Stock
         and Related Stockholder Matters                           33-36
 Item 6. Selected Financial Data                                   36-41
 Item 7. Management's Discussion and Analysis
         of Financial Condition and Results of Operations          41-63
 Item 8. Financial Statements and Supplementary Data         35-36,64-92
 Item 9. Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                       92

PART III
Item 10. Directors and Executive Officers of the Registrant        93-99
Item 11. Executive Compensation                                       99
Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                                   99
Item 13. Certain Relationships and Related Transactions               99

PART IV
Item 14. Exhibits, Financial Schedules and Reports on Form 8-K   100-102

SIGNATURES                                                       103-107

SCHEDULES                                                        108-116

EXHIBITS                                                         116-161






                                            -5-




PART I

ITEM 1 & 2:   Business/Properties

Business Segment Information
(In thousands)
                                            1993          1992          1991
                                         ----------    ----------    ----------
OPERATING REVENUE
    Newspapers.......................... $2,012,823    $1,944,090    $1,903,817
    Business Information Services.......    438,525       385,439       354,361
                                         ----------    ----------    ----------
                                         $2,451,348    $2,329,529    $2,258,178
                                         ==========    ==========    ==========
OPERATING INCOME
    Newspapers.......................... $  298,767    $  290,522    $  259,584
    Business Information Services.......     23,405        22,069        20,199
    Corporate...........................    (37,315)      (34,080)      (36,510)
                                         -----------    ---------    ----------
                                         $  284,857    $  278,511    $  243,273
                                         ===========   ==========    ==========
IDENTIFIABLE ASSETS
    Newspapers.......................... $1,578,935    $1,602,373    $1,574,257
    Business Information Services.......    548,266       466,456       462,669
    Corporate...........................    304,231       389,230       295,825
                                         ----------    ----------    ----------
                                         $2,431,432    $2,458,059    $2,332,751
                                         ==========    ==========    ==========
DEPRECIATION AND AMORTIZATION
    Newspapers.......................... $   94,600    $   88,033    $   85,134
    Business Information Services.......     45,525        38,556        37,159
    Corporate...........................      1,633         1,632         1,762
                                         ----------    ----------    ----------
                                         $  141,758    $  128,221    $  124,055
                                         ==========    ==========    ==========


                                             -6-



CAPITAL EXPENDITURES
    Newspapers.......................... $   27,971    $   74,213    $  131,893
    Business Information Services.......     40,329        25,991        33,309
    Corporate...........................      1,241           789         1,629
                                         ----------    ----------    ----------
                                         $   69,541    $  100,993    $  166,831
                                         ==========     =========    ==========

- -----------------------------------------------------------------------------


Source Of Knight-Ridder Operating Revenue                1993           1992           1991
- -----------------------------------------                ----           ----           ----
The Philadelphia Inquirer and
     Philadelphia Daily News...................            18%            18%            18%
The Miami Herald...............................            13             12             12
San Jose Mercury News..........................             9              9              9
Detroit Free Press*............................             9              9              9
The Charlotte Observer.........................             5              5              5
Saint Paul Pioneer Press.......................             4              4              4
Akron Beacon Journal...........................             3              3              3
(Long Beach) Press-Telegram....................             2              3              3
The (Columbia) State...........................             2              3              3
The Wichita Eagle..............................             2              3              3
All other newspapers...........................            15             15             15
Business Information Services..................            18             16             16
                                                          ----           ----           ----
                                                          100%           100%           100%
                                                          ====           ====           ====

*Knight-Ridder portion of the Detroit Newspaper Agency

Newspapers
      Knight-Ridder's Newspaper Division had 28 daily newspapers and three non-daily newspapers at the end of 1993. The Journal of Commerce, the company's 29th daily, is part of the Business Information Services Division.
      Newspaper operating revenue is derived primarily from the sale of newspaper advertising. Due to seasonal factors, such as heavier retail selling during the winter and spring holiday seasons, advertising income fluctuates significantly throughout the year. Consecutive quarterly results are not uniform or comparable and are not indicative of the results over an entire year.
      Each of Knight-Ridder's newspapers is operated on a substantially autonomous basis by local management appointed by corporate headquarters in Miami. Each newspaper is free to manage its own news coverage, set its own editorial policies and establish most business practices. Basic business policies, however, are set by the corporate staff in Miami. Editorial and quality control resources also are provided by the corporate staff.
      Each newspaper is served by the company-owned news bureau in Washington, D.C. A supplemental news service provided by KRT Information Services, a partnership between Knight-Ridder and Tribune Co., distributes editorial material produced by all Knight-Ridder newspapers and by 19 foreign correspondents. The service also distributes editorial computer graphics via the Knight-Ridder-owned PressLink electronic network and provides a deadline photo service to hundreds of newspapers around the world as a commercial venture.
      All of the company's newspapers compete for advertising and readers' time and attention with broadcast and cable television, radio, magazines, non-daily suburban newspapers, free shoppers, billboards and direct mail. In many cases, the newspapers also compete with other newspapers published in nearby cities and towns. With the exception of papers published in Detroit, Fort Wayne and St. Paul, company-owned newspapers are the only daily and Sunday papers of general circulation published in their communities.
      The table at the bottom of the preceding page presents the relative percentage contributions by individual papers to the company's overall operating revenue for the three years ended Dec. 26, 1993. The percentage contributions of each newspaper to operating revenue are not indicative of contributions to operating profit.
      NEWSPRINT: Newsprint is the primary raw material used in publishing newspapers, and in 1993, Knight-Ridder was one of the largest consumers in the United States. Approximately 13.0% of the company's total operating expenses during the year were for newsprint. Purchases are made under long-term contracts with a wide variety of newsprint producers. Knight-Ridder purchases approximately 70% of its annual consumption from United States mills, with the remainder purchased from Canada. In the opinion of management, sources are adequate to meet current demands.
      Approximately 76% of the newsprint consumed by the company contained some recycled fiber; the average content was 46% recycled fiber.
      Both eastern and western list prices remained stable at $685 and $630 per metric tonne, respectively, during 1993. The company's actual cost per tonne is substantially lower. A small oversupply situation is anticipated for 1994 and the foreseeable future. This excess capacity will moderate price increases for 1994.
      Knight-Ridder is a one-third partner with Cox Enterprises, Inc., and Media General, Inc., in Southeast Paper Manufacturing Co., a newsprint mill in
Dublin, Ga. The mill's full capacity exceeds 430,000 metric tonnes of newsprint annually, using recycled newsprint as the principal raw material and coal as the primary energy source. Because of the soft market and as part of an agreement among the partners, Knight-Ridder purchased approximately 120,000 metric tonnes in 1993. The partnership commitment is to purchase a major share of any unsold surplus up to a maximum annual total of 90,000 metric tonnes.
      In addition, Knight-Ridder owns a 13.5% equity share of Ponderay Newsprint Co. in Usk, Wash., which produces approximately 210,000 metric tonnes annually. Knight-Ridder purchases approximately 28,500 metric tonnes annually from Ponderay for its western newspapers.
      PROPERTIES: The company has daily newspaper printing and publishing facilities in 26 cities located in 16 states. These production facilities vary in size from 7,300 square feet at the Florida Keys Keynoter operation in Marathon, Fla., to 2.0 million square feet in Philadelphia. In total, the company's newspaper facilities occupy about 8 million square feet.
Approximately 1.5 million of the total square feet is leased from others. Virtually all the owned property is owned in fee. The company owns substantially all of its production equipment, although certain office equipment is leased. The company also owns land for future expansion in Columbus and Macon, Ga., Detroit and San Jose.
      The company's properties are maintained in excellent operating condition and are suitable for present and foreseeable publishing operations. During the three years ended Dec. 26, 1993, the company spent approximately $234 million for capital additions and improvements to its existing properties.
      TECHNOLOGY: Knight-Ridder moved aggressively this year on a number of technology initiatives in an ongoing effort to improve the quality of products and services.
      The company made significant investments in replacing outdated publishing systems with new technology. New front-end classified systems were installed in Lexington, St. Paul and Tallahassee. Long Beach began installation of a new classified, editorial and pagination system. The new systems will enable these newspapers to more efficiently and reliably produce the daily product, while providing greater flexibility in page design and deadlines.
      The use of computerized desktop color systems and electronic page layout continued to expand, making for more colorful and easy-to-read newspapers while reducing production costs. San Jose installed a high-end Scitex color system to enhance prepress capability, allowing full use of press color capacity in meeting the needs of advertisers and the newsroom.
      The use of electronic text libraries was expanded to every Knight-Ridder newspaper. Nine newspapers were given funding to install Vu/text SAVE systems.
      PressLink began to develop a way to archive electronic pictures and graphics. A prototype should be ready for testing by early 1994.
      Business systems operations continued to improve. Three newspapers replaced business computers with state-of-the-art RISC (Reduced Instruction
Set Computing) technology processors, and four others plan to do so in 1994. Newspapers in Miami, Philadelphia, Charlotte and Columbia began conversions from traditional mainframe systems to cost-effective minicomputer networks.
      Programming was completed on the first phase of a project to enhance Collier-Jackson's circulation software. Planned for completion in 1994, the project will provide more than 100 new features, including greatly enhanced customer service functionality. The software will be distributed to all Knight-Ridder newspapers.
      The CYBORG Human Resources Management System was installed at corporate to support the implementation of flexible employee benefits across the entire company. The system will be installed at the properties during 1994.
      In June, Philadelphia Newspapers completed the transition to the new Schuylkill Printing Plant. The newspapers now provide readers and advertisers improved deadlines, more color, more zoned editions and higher-quality offset reproduction.
      In February, the Detroit Newspaper Agency completed the expansion of the Sterling Heights inserting facility. By July, all four high-speed inserters were fully operational.
      The Charlotte Observer received approval for a $35 million press replacement and upgrade project. Two new flexo presses with expanded color capability will replace three flexo/letterpress presses. Two existing flexo presses will be upgraded with additional color capacity. This will give Charlotte four 100% flexo presses and provide readers more vibrant color reproduction with no ink rub-off.

      The Grand Forks Herald moved into expanded facilities with a new newsroom in the fall. The $1.3 million project involved the purchase and renovation of two buildings now connected to the original building by a skywalk.

Newspapers First
      Newspapers First was established in 1990 as the primary sales representative for all Knight-Ridder newspapers, the Detroit Newspaper
Agency, Times Mirror newspapers and leading independent newspapers. Included are The Arizona Republic, (Atlanta) Journal/Constitution, The (Baltimore)
Sun, The Boston Globe, The Denver Post, The Hartford Courant, Houston Chronicle, The Indianapolis Star, Los Angeles Times, The Milwaukee Journal, The (Allentown, Pa.) Morning Call, Newsday and The Seattle Times/Seattle Post Intelligencer.
      The organization represents newspapers accounting for 25% of the United States' daily newspaper readership. With one contact, a customer can place an ad in a combination of newspapers owned by different companies, rather than dealing with each one separately.
      Newspapers First is the first sales organization to market a significant breakthrough product directed at two low-use newspaper categories: beer and over-the-counter remedies. This new product embraces a one-order, one-bill facility and network pricing across most Newspapers First members, as well as other unaffiliated newspapers. It is designed to address the specific needs and wishes of advertisers.
      Newspapers First is headquartered in New York and has sales offices in Atlanta, Chicago, Dallas, Detroit, Los Angeles, Miami, Minneapolis and San Francisco. It is a full-service representative responsible for national, retail and classified sales functions.

The Miami Herald
      The Miami Herald, the only metropolitan morning newspaper published in Dade County, has the largest circulation of any daily newspaper in the southeastern United States. Circulated primarily in Dade County (Miami Metropolitan Statistical Area) and in adjacent Broward and Monroe counties, The Herald also has considerable circulation elsewhere in Florida.
      In 1993, The Herald produced six daily and eight Sunday editions. The newspaper also carried eight zoned Neighbors editions and three zoned Hometown Herald editions twice weekly, and four local zoned news sections serving Dade, Broward and Palm Beach counties. The Herald's International edition was distributed daily in 30 cities throughout Latin America and the Caribbean.

      El Nuevo Herald, The Herald's Spanish-language publication, marked its sixth anniversary with continued circulation growth. Since its inception in 1987, El Nuevo Herald's circulation has grown to 101,389 daily and 126,614 Sunday. It is available on request for Herald home-delivery customers for a 10-cent daily delivery charge and in special racks in nearby counties.
      The impact of Hurricane Andrew, which devastated South Dade County in August 1992, continued to fuel retail and classified revenue growth. The loss of property helped the economy in terms of jobs, retail sales and, specifically, durables and services. Many businesses reopened. New retailers who opened or plan to open stores in South Florida include Rooms To Go, Burdines Furniture Store, Bloomingdales, Computer City and Incredible
Universe.
      In recognition of its superb coverage of Hurricane Andrew, The Miami Herald received a Pulitzer Gold Medal for meritorious public service.
Columnist Liz Balmaseda also received a Pulitzer for commentary.
      Health Beat, a new quarterly publication, was launched in April. Hometown Herald, a bi-weekly community news section, plans five editions by the end of 1994.
      September marked the launch of CubaNews, a monthly newsletter reporting on economic, political and commercial trends in Cuba. The Herald's International Advertising Department introduced Florida Marketplace, distributed monthly with newspapers in Brazil, Colombia and Venezuela and with The Herald's International Edition.
      The Herald signaled its commitment to developing new, nontraditional revenue sources. Book publishing and event marketing are two major initiatives.
      The International Women's Show, a major consumer event, marked The Herald's entrance into event marketing. The expo attracted more than 250 vendors and 18,000 visitors. El Nuevo Herald sponsored Copa Latina, an amateur soccer tournament that drew nearly 20,000 people.
      Population in Dade and Broward counties grew 2.38% from 1990 to 1992, the latest year for which statistics are available. The area's population is expected to grow 49.7% between 1993 and 2015, compared with the U.S. average of 33.6%.
      In Dade County, The Herald's daily circulation household penetration rate in 1993 was 37%; Sunday circulation penetration was 48%. Daily coverage of Broward households was 18%; Sunday coverage was 22%. Home-delivered newspapers accounted for 73% of total daily circulation and 64% of total
Sunday circulation.

      Cox Newspapers and the Miami Herald Publishing Co. are parties to a joint operating agreement that runs until the year 2021, covering the publication of The Herald and The Miami News, which ceased publication Dec. 31, 1988.
      This table presents average audited circulation for The Miami Herald and El Nuevo Herald for the years ending June 30, 1993, 1992 and 1991.
Advertising linage, preprints inserted and revenue amounts are for the fiscal years.

THE MIAMI HERALD

                                                    1993        1992       1991
                                                 ----------  ---------- ---------
Average Circulation
  Daily........................................    401,733     405,779    425,304
  Sunday.......................................    526,231     527,658    532,158
Average Linage (in 000s of six-column inches)
  ROP Full-Run
   Retail......................................    1,100.7     1,022.6    1,046.4
   General.....................................      225.4       257.7      261.8
   Classified..................................      999.7       914.1      868.2
                                                ----------  ---------- ----------
    Total......................................    2,325.8     2,194.4    2,176.4
                                                ==========  ========== ==========
  ROP Factored
   Part-Run....................................      675.3       566.4      517.6
   Preprints- Full-Run.........................      667.7       669.7      592.7
              Part-Run.........................    1,265.3       987.6      984.9
Total Preprints Inserted (in 000s).............    571,914     520,200    457,549
Advertising Revenue (in 000s)
  Retail....................................... $  112,878  $  110,665 $  109,519
  General......................................     38,911      43,154     39,945
  Classified...................................     97,483      85,618     80,298
                                                ----------  ---------- ----------
  Total........................................ $  249,272  $  239,437 $  229,762
                                                ==========  ========== ==========
Circulation Revenue (in 000s).................. $   48,603  $   48,473 $   49,071
                                                ==========  ========== ==========

San Jose Mercury News
      The San Jose Mercury News provides information in a variety of forms to the diverse communities of the Bay Area from Monterey to the northernmost reaches of Silicon Valley. Located in California's third-largest city, the Mercury News has experienced a year of tremendous growth in its outlying markets, particularly on the San Francisco Peninsula.
      Following the closure of a newspaper in Palo Alto, the Mercury News expanded its coverage of mid-Peninsula issues and added racks and delivery routes. The result was a daily circulation increase of more than 11,000 in this area.
      The Mercury News also grew in Alameda County, bringing the paper's overall daily and Sunday circulation to all-time highs - during a period when most
Bay Area dailies showed circulation decreases.
      A difficult economic climate and uneven recovery from the recession made for a difficult retail year, although classified turned up at year end.
      The San Jose Metropolitan Statistical Area (MSA), which includes only Santa Clara County, had a population of 1.5 million. The area's population is expected to grow 44.8% between 1993 and 2015, compared with the U.S. average of 33.6%.
      In April 1993, the company launched Mercury Center. Its online information service provides access to the complete text of the day's paper, as well as archived stories back to 1985. News Call, an audiotext information system, allows users to receive faxed article reprints, graphics and even copies of stories that did not run in the paper.
      While delivery mechanisms changed a great deal this year, the content of the paper maintained the same level of excellence for which it is widely noted. A groundbreaking series of stories on the state's unusual forfeiture law resulted in that law's repeal.
      For the 22nd consecutive year, advertisers placed the Mercury News among the top five newspapers in the nation in total full-run advertising linage.
      Daily circulation increased by 8,945, or 3.3%, and Sunday circulation increased 7,439 or 2.2% compared with the previous year.
      Daily household penetration was 44.3% and Sunday penetration was 53.0% in the MSA.
      The following table presents average unaudited circulation for the year ended Sept. 30, 1993, and average audited circulation for San Jose for the two years ended Sept. 30, 1992 and 1991. Advertising linage, preprints inserted and revenue amounts are for the fiscal years.

San Jose Mercury News

                                                            1993          1992          1991
                                                          ---------     ---------     ---------
Average Circulation
    Daily.............................................     278,231 *     269,286       275,652
    Sunday............................................     339,519 *     332,080       334,598
Average Linage (In 000s of six-column inches)
    ROP Full-Run
         Retail.......................................     1,144.3       1,183.0       1,084.8
         General......................................       252.1         255.5         264.2
         Classified...................................     1,315.3       1,299.1       1,357.3
                                                         ---------    ----------    ----------
             Total....................................     2,711.7       2,737.6       2,706.3
                                                         =========    ==========    ==========
    ROP Factored
         Part-Run.....................................        50.9          49.3          53.4
         Preprints - Full-Run.........................     1,561.8       1,664.8       1,754.8
                     Part-Run.........................       602.2       1,583.8       1,736.8
Total Preprints Inserted (In 000s)....................     434,877       471,794       492,963
Advertising Revenue (In 000s)
    Retail............................................  $   70,490    $   73,047    $   73,181
    General...........................................      21,406        20,622        20,505
    Classified........................................      88,083        82,556        84,518
                                                        ==========    ==========    ==========
         Total........................................  $  179,979    $  176,225    $  178,204
                                                        ==========    ==========    ==========
Circulation Revenue (In 000s).........................  $   30,502    $   29,566    $   28,993
                                                        ==========    ==========    ==========
*unaudited

The Philadelphia Inquirer and Philadelphia Daily News
      Philadelphia Newspapers, Inc. (PNI), publisher of The Philadelphia Inquirer and Philadelphia Daily News, continued to gather momentum with the complete transition to its $299.5 million color offset printing and distribution plant in mid-1993.
      The Inquirer, building on its successful introduction of the South Jersey daily zoned section in 1992, added a second daily zoned section, for suburban readers and advertisers in the Main Line/Delaware County area in 1993. This is part of a plan to replace eight twice-weekly Neighbors sections with five daily sections.
      Although customers began receiving benefits from the new plant within weeks of its limited opening in June 1992, fuller use of the plant's capabilities began in 1993, with more to come in 1994.
      Also in 1993, PNI successfully negotiated four-year contracts with 10 unions representing about 3,000 employees. These new contracts, settled without a work stoppage, reflect technological improvements and operational changes that have occurred within PNI and should provide important business efficiencies in the years ahead.
      Of particular note is a provision for a new commission-only advertising sales staff. The commission-only sales staff will primarily focus on developing new business for The Inquirer and Daily News. The new staff will enhance the efforts of the existing, salaried sales staff and is not designed to replace it.
      With relative assurance of four years of labor stability and completion of the transition to the new plant in Upper Merion Township, PNI now looks ahead to a period of maximized benefit from its location in the nation's fourth largest market of almost 5 million people.
      It will accomplish this by continued improvement of its core products, The Inquirer and the Daily News, while at the same time expanding its presence in the market via augmentation of the newspapers and development of new products.
      For example, the company successfully sponsored a home decor consumer show and began planning its first International Women's Show, a major exhibition to be staged in 1994, as the company moves solidly into event marketing as one of its strategic initiatives.
      PNI's book publishing operations introduced seven new titles in 1993, including a 704-page regional almanac. PNI publishes under its own imprint and through its contractual relationship with an outside publishing concern. Additional book titles and other projects based on the work of Inquirer and Daily News staffers will be developed in 1994 by PNI's New Ventures department.

      The Inquirer had average daily circulation of 502,445, up 309 from 1992. Sunday circulation was 964,913, down 11,310 from 1992, according to unaudited ABC reports. The Daily News had 195,337 circulation, compared with 196,715 in 1992.
      The Inquirer had a 25.4% household penetration and the Daily News had 10.2% penetration in the nine-county Metropolitan Statistical Area. Sunday penetration was 48.0%.
      The following table presents the average unaudited circulation for The Philadelphia Inquirer and Philadelphia Daily News for the year ended March
31, 1993, and average audited circulation for the years ended March 31, 1992 and 1991. Advertising linage, preprints inserted and revenue amounts are for the fiscal years.

The Philadelphia Inquirer and Philadelphia Daily News
                                                         1993                         1992                          1991
                                              ---------------------------- ----------------------------  ------------------------
                                              Inquirer          Daily News Inquirer          Daily News  Inquirer     Daily News
                                              --------          ---------- --------          ----------  --------     ----------
Average Circulation
    Daily....................................  502,445 *          195,337 * 502,136            196,715   517,860         223,633
    Sunday...................................  964,913 *                    976,223                      982,663
Average Linage (In 000s of six-column inches)
    ROP Full-Run
         Retail..............................  1,056.0              368.3   1,029.8              348.4   1,035.6           312.1
         General.............................    203.9               44.5     210.2               46.1     221.8            51.5
         Classified..........................    760.7              311.4     788.8              315.9     799.1           291.5
                                              --------           --------  --------           --------  --------        --------
             Total...........................  2,020.6              724.2   2,028.8              710.4   2,056.5           655.1
                                              ========           ========  ========           ========  ========        ========
    ROP Factored
         Part-Run............................     93.1                         79.0                         66.6
         Preprints - Full-Run................    287.1               41.0     327.1               59.3     347.7            76.8
                     Part-Run................  1,932.7               51.0   1,630.2              111.2   1,129.4            94.4




                                                        Combined                     Combined                     Combined
                                                      ----------                   ----------                   ----------
Total Preprints Inserted (In 000s)...........            752,429                      787,440                      719,592
Advertising Revenue (In 000s)
    Retail...................................           $148,082                     $145,485                     $144,082
    General..................................             49,119                       50,845                       51,001
    Classified...............................            101,284                       98,687                       95,076
                                                       ---------                   ----------                   ----------
             Total...........................           $298,485                     $295,017                     $290,159
                                                       =========                   ==========                   ==========
Circulation Revenue (In 000s)................           $128,801                     $126,738                     $115,491
                                                       =========                   ==========                   ==========
* unaudited

Detroit Free Press
      The Detroit Free Press filled reader needs in 1993 by trying to help make its community a better place to live and by widening the paper's already broad array of products.
      In the most highly visible public service campaign in Free Press history, Children First, the Free Press published more than 400 articles, a special fund-raising section, progress reports and a parenting guide and sponsored a violence-prevention seminar.
      Free Press Plus, a phone, fax and computer extension of the newspaper, served almost a half-million callers on its pay and toll-free lines. Free
Press Plus entered a one-year agreement making Free Press stories available to nearly 1.5 million CompuServe members.
      A new health/science weekly tabloid debuted. The Business section almost doubled its listings of mutual funds. Coverage of national and foreign news was expanded, and the Tuesday paper was enlarged to provide section fronts for Local News and Business every weekday.
      Single-copy prices for the Free Press rose a dime in March in the six-county Metropolitan Statistical Area (MSA) to 35 cents daily; daily home delivery prices remained at 25 cents. Sunday home delivery prices increased in October from $1 to $1.25 for weekend-only subscribers.
      The Detroit Free Press is the ninth-largest daily newspaper in the country and the largest in Michigan. Seventy-eight percent of its daily circulation is in the six-county Detroit metropolitan area, which contains 46% of the population of Michigan. Sales and Marketing Management magazine ranks the Detroit area as the nation's sixth-largest market, with a population of nearly 5 million.


      On Nov. 27, 1989, business operations of the Free Press and The Detroit News, owned by Gannett Co., were transferred to the Detroit Newspaper Agency, now called Detroit Newspapers - a partnership owned equally by the Detroit
Free Press and The Detroit News under the terms of a joint operating agreement (JOA) between Knight-Ridder and Gannett. Under the agreement, the Free Press publishes in the morning, Monday through Friday. The News, formerly an all-day paper, publishes on an afternoon cycle. On weekends, the newspapers publish combined morning editions under the name The Detroit News and Free Press. On Saturdays, the Free Press provides news, sports and business and The News provides features. On Sundays, those roles reverse.
      Knight-Ridder received 45% of any profit of the agency through the first three years, with Gannett receiving 55%. In the fourth year, Knight-Ridder received 47% of the DNA profit and, beginning Dec. 27, 1993, received 49%. Beginning Dec. 26, 1994, profits will be split equally through the end of the 100-year JOA.
      Household penetration for the combined Detroit News and Free Press in the MSA was 50.3% daily and 60.5% Sunday. Average audited circulation of just under 1.2 million ranked the Sunday News-Free Press third in the nation.
      The following table shows average audited circulation for the years ended March 31, 1993, 1992 and 1991. Advertising and revenue amounts are for the fiscal years.

Detroit Free Press
                                                          1993                            1992                       1991
                                               ---------------------------  --------------------------- --------------------------
                                                  DNA/             DNA         DNA               DNA         DNA             DNA
                                               Free Press          News     Free Press           News     Free Press         News
                                               ----------          -------  ----------          -------   ----------       -------
Average Circulation
    Morning...................................   576,359                      592,502                      623,408
    Evening...................................                     391,768                       434,181                    489,311
Combined editions: ...........................
    Saturday..................................             869,613                       897,762                    952,151
    Sunday....................................           1,180,505                     1,195,497                  1,220,143



Average Linage (in 000s of six-column inches)*
    ROP Full-Run
         Retail...............................      623.3                       596.1                        633.7
         General..............................       79.4                        88.2                         84.4
         Classified...........................      420.0                       407.4                        426.5
                                                  -------                     -------                      -------
             Total............................    1,122.7                     1,091.7                      1,144.6
                                                  =======                     =======                      =======
ROP Factored
    Part-Run..................................       73.0                        62.6                         49.5
    Preprints -  Full-Run.....................      347.8                       280.4                        245.4
                 Part-Run.....................      522.2                       496.0                        493.8
Total Preprints Inserted* (in 000s)...........    495,338                     448,665                      437,460
Advertising Revenue* (in 000s)
    Retail....................................  $  93,241                   $  87,458                    $  88,049
    General...................................     18,897                      20,568                       19,217
    Classified................................     45,181                      41,174                       37,647
                                                ---------                  ----------                   ----------
             Total............................  $ 157,319                   $ 149,200                    $ 144,913
                                                =========                  ==========                   ==========
Circulation Revenue* (in 000s)................  $  55,694                   $  53,626                    $  52,666
                                                =========                  ==========                   ==========
*Under the joint operating agreement, Knight-Ridder reports 50 percent of total linage, preprints inserted and revenue for Free Press and Detroit News advertising , which is handled by the Detroit Newspaper Agency.

The Newspapers
      The following table presents for each of the daily newspapers the average daily circulation for the 1993 audit year, the advertising linage, preprints inserted and household coverage through Dec. 26, 1993, and the percentage population growth for each area from 1990 through 1992.







                                                       Advertising Volume
                                                -------------------------------
                                                 (in 000s of Six-Column Inches)
                                                -------------------------------
                                                          Run-of-Press
                                                -------------------------------
                                    Average                 Full-Run                 Total Preprints  Daily ABC City 1990 to 1992
                                     Daily       --------------------------- Factored  Inserted      Zone Household   % Change
Publication                        Circulation*   Retail  General Classified Part-Run  (In 000s)       Coverage     in Population
- -------------------------          ------------   ------  ------- ---------- -------- --------------  -------------- -------------
Aberdeen American News-AM             18,844       282.1     5.7      149.9    17.7         9,534            78.1%        0.0 (a)
Akron Beacon Journal-AM              159,586       584.2    44.6      608.1    29.0       208,997            59.8%        1.8
Biloxi Sun Herald-AM                  49,666 #     454.1    17.4      422.9     4.6        54,819            55.1%        2.7
Boca Raton News-AM                    24,382 (b)   685.7    80.2      479.2    54.4        16,511            35.2%        5.8 (a)
- ----------------------------------------------------------------------------------------------------------------------------------
Boulder Daily Camera-AM               34,620 #     578.4    14.5      502.0    19.9        44,928            56.9%        5.3
Bradenton Herald-AM                   41,104 #     513.7     8.3      377.6     5.4        65,451            42.5%        3.9
Charlotte Observer-AM                232,294       770.1    66.4      616.1   230.2       247,702            57.8%        3.8
Columbia State-AM                    136,609       653.9    46.3      536.5    13.8       183,088            55.7%        1.8
- ----------------------------------------------------------------------------------------------------------------------------------
Columbus Ledger-Enquirer-AM           53,759       401.2    12.3      325.0    18.7        66,130            48.7%        3.1
Detroit Free Press-AM                576,359       623.3    79.4      420.0    73.0       495,338            25.6%        0.7
Duluth News-Tribune-AM                57,889       323.6    13.4      341.9    29.7        75,066            63.9%       (0.2)
Fort Wayne News-Sentinel-PM (c)       54,117 #     754.9    39.3      669.6    75.1       172,410            38.0%        2.3
- ----------------------------------------------------------------------------------------------------------------------------------
Gary Post-Tribune-AM                  73,515       476.2    18.8      433.1    75.0       120,481            49.8%        2.1 (a)
Grand Forks Herald-AM                 40,205       289.4    13.1      240.4     6.7        35,575            70.7%        0.3 (a)
Lexington Herald-Leader-AM           125,373 #     628.1    15.8      367.2    16.7       156,205            56.7%        3.9
Long Beach Press-Telegram-AM         124,260       529.4    75.7      549.8   158.4       137,056            32.9%        2.6 (a)
- ----------------------------------------------------------------------------------------------------------------------------------
Macon Telegraph-AM                    74,483       348.8    15.3      272.6    27.0        89,432            54.0%        1.7
Miami Herald-AM                      401,733 #   1,100.7   225.4      999.7   675.3       571,914            36.8%        2.4 (a)
Milledgeville Union-Recorder-AM        8,452 (b)   135.2     3.3       65.8    52.3         7,394            57.0%        1.0 (a)
Myrtle Beach Sun News-AM              37,677 #     533.7    11.3      502.8    14.7        33,960            68.4%        7.0 (a)
- ----------------------------------------------------------------------------------------------------------------------------------
Philadelphia Inquirer-AM             502,445 #   1,056.0   203.9      760.7    93.1       752,429 (d)        25.4%        0.9
Philadelphia Daily News-AM           195,337 #     368.3    44.5      311.4     0.0             0 (d)        10.2%        0.9
Saint Paul Pioneer Press-AM          211,406       587.3    61.0      473.2    13.6       317,522            43.2%        3.8 (a)
San Jose Mercury News-AD             278,231 #   1,144.3   252.1    1,315.3    50.9       434,877            44.3%        1.7
- ----------------------------------------------------------------------------------------------------------------------------------


State College Centre Daily Times-AM   26,113 #     454.0     5.8      263.8    13.6        26,471            51.2%        1.9
Tallahassee Democrat-AM               57,960       691.6    17.4      578.4    52.9        97,760            54.3%        3.8
Wichita Eagle-AM                     117,344 #     488.1    18.3      508.0    68.2       185,887            49.9%        3.0
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    U.S.A. Average = +2.4%

  *On the average, 71.5% was home-delivered in 1993.
  #Unaudited.

 (a) Company definition of newspaper market because this community is not a separate Metropolitan Statistical Area.
 (b) Company circulation data.
 (c) In addition to the circulation of the News-Sentinel, the joint agency partner (The Journal-Gazette) had an average daily circulation of 62,435. Linage statistics include both newspapers.
 (d) Philadelphia reports preprints inserted on a combined basis.

Business Information Services
      Business Information Services (BIS) produces, distributes and facilitates the use of financial, general business, scientific, technological, transportation and other information by global business and professional users. BIS represented 17.9% of total Knight-Ridder operating revenue in 1993. Since its 1983 inception, it has been the fastest-growing Knight-Ridder division. BIS revenue has grown at a compound annual rate of 22.4% over the past 10 years on the strength of acquisitions, new product development and global market expansion.
      During 1993, BIS consisted of three operations: Dialog, Knight-Ridder Financial and the Journal of Commerce. In January 1994, BIS acquired the business assets of Technimetrics, a leading publisher of investor relations information and business executive and investment professional lists.
      Dialog: Dialog, including Data-Star acquired in 1993, is the leading online source for global business and professional information. Dialog distributed archival business and professional information to more than 155,000 subscribers in over 100 countries during 1993.
      Principal products are the Dialog and Data-Star online services and the Dialog OnDisc CD-ROM product series. Dialog also provides online and on-site library services to the United States and Latin American newspaper industries. The Dialog online service and on-site products provide access to more than 450 online databases and 50 CD-ROM products, including abstracts and the full text of leading publications covering science and technology, general business (products and markets, people, company fundamentals), legal issues and news. In addition, users can retrieve patent and chemical substructure information from the Dialog online service. The Data-Star online service provides access to 250 medical, business, pharmaceutical and European directory databases.
      Dialog subscribers are business and professional information specialists and end-users interested in scientific research, competitive intelligence, technology, industry and market developments and general business and financial information. Subscribers for these services include business executives, research chemists, engineers, lawyers, doctors and educators.
      During 1993, Dialog increased the amount of information available on its online service by 21%, providing access to more than two terabytes (the equivalent of more than 500 million typed pages) of information from thousands of publications. The databases include information from other Knight-Ridder companies, including KRF (MoneyCenter), the Journal of Commerce (PIERS) and 12 Knight-Ridder newspapers. Dialog also published an additional six CD-ROM titles during 1993, bringing the total to 50.
      During 1993, Dialog enhanced the Data-Star online service by adding 45 databases focusing on European business and global scientific and technology issues. Dialog also worked on a Dialog/Data-Star gateway, which will be made available early in 1994.
      Several companies compete with Dialog, including Mead Data Corp. and Scientific and Technical Information Network (STN), offered by the American Chemical Society.
      Knight-Ridder Financial (KRF): KRF provides real-time and historical news and price information to the global financial community and operates in over 30 countries. In addition, KRF delivers print and CD-ROM-based historical price information and market commentary to more than 16,000 subscribers in 100 countries.
      KRF offers real-time and historical access to market-moving news, cash market and exchange prices, expert third-party market analyses and technical analysis features developed by KRF and others. Subscribers to KRF information include traders, brokers and analysts in leading financial institutions, agricultural companies and industry throughout the world. KRF customers have access to real-time and historical price and other pertinent information for more than 65,000 instruments.
      In December 1993, KRF acquired Equinet Pty. Ltd. and the Dataline Asia-Pacific Database.

      KRF provides information products to subscribers on the following platforms:
* Digital Datafeed and Digital Page Server, providing full access to KRF information on systems currently in use at most leading financial institutions around the world.
* MoneyCenter for Windows (MCW), delivering KRF information and functionality on industry standard Local Area Networks and offering real-time links to electronic spreadsheets and graphics software. In 1993, the MoneyCenter for Windows platform was significantly expanded through the introduction of MoneyCenter for Windows Release 2.1. This product gave MCW customers the capacity to retrieve the entire KRF information real-time and archival database, previously available only on the TradeCenter platform.
* TradeCenter II and ProfitCenter, providing sophisticated technical analysis tools for real-time decision support, including highly flexible software to view and analyze time series information ranging from trade-to-trade to over 20 years of historical data. TradeCenter II operates in the Unix environment.
* CommodityCenter, addressing the needs of the low-end, U.S.-based commodities markets and responding to market demand for advanced, low-end products. CommodityCenter allows KRF to deliver on a cost-effective platform selected real-time information products, the Global Weather Service information product and sophisticated national weather radar map imagery to the agricultural commodities customer.
* Equinet, currently providing access to real-time and historic Australian and New Zealand equities and option price information and related analytic features. Equinet operates in a Windows environment and is interactive.
      KRF also operates the world's largest futures-oriented print chart and market analysis information service, with principal products of Commodity Perspective and Commodity Research Bureau (CRB). KRF also publishes KR-CRB Infotech, a CD-ROM product that offers access to more than 50 years of CRB market commentary and price information.
      KRF competes with a number of financial information services including Bloomberg, Dow Jones/Telerate and Reuters.
      Journal of Commerce: The Journal of Commerce (JoC) provides print and electronic products geared to businesses and individuals involved in international trade and transportation. The 167-year-old daily Journal of Commerce, with over 21,000 circulation, is the primary print product. The JoC also publishes a monthly International Edition delivered to more than 15,000 subscribers on a controlled basis. In addition, it produces editorial copy and places advertising in special monthly editions that appear in leading Russian, Chinese, Polish and Latin American newspapers. The Journal of

Commerce also publishes Traffic World and Florida Shipper, two leading transportation weekly magazines.
      The JoC offers a series of electronic products, including PIERS (Port Import/Export Reporting Service), RATES (Rapid Access Tariff Expediting Service), Shiprate and Traderate. PIERS provides access to a comprehensive database containing information on all products entering or leaving United States ports. The RATES database provides steamship tariff information in page and data format. Shiprate provides steamship companies the ability to maintain and access tariff databases essential to their operations. Meeting the new requirements of the Federal Maritime Commission, the Traderate database provides the same information as does Shiprate, in a more functional digital format.
      PROPERTIES: BIS maintains production, news and sales facilities throughout the world. Of the 612,600 square feet of office and production capacity currently utilized, approximately 81% is leased under operating leases that expire between 1994 and 2007. During the three years ended Dec. 26, 1993, BIS spent approximately $100 million for capital additions and improvements to its existing properties.
      TECHNOLOGY: BIS operations utilize industry standard data processing and communications equipment. BIS uses internal staff resources to develop data storage, access and display applications, but operates with a preference for open-architecture systems, which facilitate the broadest possible use of BIS information.
      During 1993, BIS enhanced products by expanding data offerings and improving subscriber access and analysis. Some of these enhancements are:
Dialog
      Dialog introduced Target, a non-Boolean search interface that identifies the most relevant articles on a subject and presents them in order of relevance to the subscriber-defined search terms.
      DialogLink for Windows, released in December 1993, provides an enhanced communications and search interface package that enables the use of the Windows graphical user interface to construct search terms.
      Dialog introduced Dialog SourceOne, a new fax-based document delivery service for U.S. patent articles and UMI's Abi/Inform articles and images.
      Dialog now offers Menu Alert (SM), a new menu-based interface for the Dialog Alert product line that also permits document delivery via fax or e-mail.
Knight-Ridder Financial
      KRF increased its real-time and historical price information database to include more than 65,000 instruments, with a further upgrade to 256,000 instruments to follow in 1994.

      KRF introduced MoneyCenter for Windows Release 2.1, which provides interactive real-time and CD-ROM access to the extensive KRF historical price databases, as well as access to all KRF news and price information.
      With the late 1993 acquisition of Equinet, KRF added a Windows-based, equity and options information and analytic service focused on the Asian markets.
Journal of Commerce
      During 1993, the JoC converted its electronic PIERS and Transax product lines to an enhanced mainframe computer environment that provides more user functionality.
      The JoC released a series of Transax shipping tariff filing and retrieval products that are compatible with the new format prescribed by the Federal Maritime Commission.
      INVESTMENTS: Dialog made a minority investment in Personal Library Software, Inc., (PLS), an acknowledged leader in the information industry for text and image-based search and retrieval software. This allows the two companies to share technology and explore product and market synergies.
Dialog is represented on the PLS board of directors.
      Dialog also made a minority investment in Individual, Inc., a company that specializes in information products for the corporate alerts market and has led in the delivery of customized electronic newsletters to business end users. Dialog is represented on Individual's board of directors.

Partially Owned Companies
      Knight-Ridder owns 49.5% of the voting common stock and 65% of the non-voting common stock of the Seattle Times Co., which publishes The Seattle
Times in Seattle, Wash., the Walla Walla Union-Bulletin in Walla Walla,
Wash., and the Yakima Herald-Republic in Yakima, Wash.
      Knight-Ridder is an equal partner with Media General and Cox Enterprises in Southeast Paper Manufacturing Co., which operates a newsprint mill in Dublin, Ga.
      Knight-Ridder is a 13.5% owner, with eight partners, of Ponderay Newsprint Co., a 210,000-metric tonne newsprint mill in Usk, Wash. The managing partner, with 40% ownership, is Lake Superior Forest Products, Inc.
      TKR Cable Co., jointly owned with Liberty Media Corp., currently operates cable television systems in New York and New Jersey. In December 1992, Knight-Ridder exchanged its 7.5% interest in SCI Holdings, Inc., the holding company for all Storer Cable systems, for a 15% interest in the stock of certain of those systems. This reorganization included a refinancing of much of the original Storer acquisition debt.

      In 1989, business operations of the Detroit Free Press were merged with those of The Detroit News to form the Detroit Newspaper Agency, a joint venture between Knight-Ridder and Gannett Co., Inc. The news and editorial functions of the two newspapers are separate and independent.
      Knight-Ridder owns 33.33% of the voting stock of Newspapers First; the balance is owned by Times Mirror and a group of major-market independents. Newspapers First is responsible for the sale and service of general, retail and national classified advertising accounts for a number of newspapers.
      Dialog has formed a small corporate joint venture called Article Express International, Inc., (AEI) that offers copies of original journal articles. Dialog owns 33.78% of the voting stock and 100% of the nonvoting stock. The balance of the voting stock is owned by Engineering Information, an unrelated not-for-profit corporation that manages AEI.

Training, Management Development and  Employee Relations
      Recognizing that Knight-Ridder's greatest asset is its people, the company places a premium on human resources development. Knight-Ridder is dedicated to helping employees realize their full potential while sharpening their focus on serving our internal and external customers.
      Contributing strongly to employee professionalism is the Knight-Ridder Institute of Training (KRIT). KRIT strives to be a premier provider of organizational development, strategic change and executive development resources. KRIT:
* has launched initiatives throughout the company for corporate awareness through workshops that foster pluralism, diversity and customer service.
* has delivered Miami-based, regional and on-site skill-building seminars for more than a thousand executives and employees. Professionals from outside firms paid thousands of dollars in tuition to attend KRIT programs.
* supports local company efforts to accelerate individual and organizational development. To that end, a Matching Funds program adds $3 to every dollar spent at the local level toward leading change and strengthening human potential.
* is one of the industry's few training and executive development centers that carries the American Council on Education's recommendation for college credit in its five-day skill-building seminars.
* funded and delivered market-specific sales and sales management training for every newspaper company.
* with Dialog Information Services, held an international sales conference for 110 Dialog participants.

* with Knight-Ridder Financial, supported management development through a high-level Strategic Leadership program in Miami, and supported sales in Southeast Asia through co-facilitation of a Tokyo conference for salespeople, sales management and customers.
      KRIT is bolstering executive bench strength at all levels, working with corporate and local human resources professionals to provide the tools for managing change, growing high-potential executives and supporting the developmental needs of a diverse work force. Management development reviews and succession-planning programs strongly foster executive excellence. Each year, reviews are conducted at the local level for key managers, and plans are made for their development and promotion.
      Management development programs provide a reservoir of talent for filling key positions throughout the company. The new Marketing Leadership
Development program identifies a dozen advertising and circulation managers with strong experience and high potential to become division executives. Candidates work with local and corporate executives to design 24- to 30-month career plans to qualify them for promotion to significant additional responsibilities.
      An intensive, five-day General Executive Development Program provides other high-potential midcareer executives with specifically tailored experiences and corporate sponsorship to prepare them for key leadership roles.
      The Executive Leadership Program, targeted to key executives, is a 25-day educational experience conducted over the course of one year. This extended commitment to leadership development is unique in American corporate executive education.
      During 1993, Knight-Ridder provided facilitators to a third of its companies for executive management and interdepartmental team building. Other programs offer assistance with employee involvement, managing organizational change and customer service leadership training.
      Knight-Ridder continues a long-standing commitment to increasing the role of women and minorities in its businesses, reflecting the diversity of the communities it serves. Each company maintains a five-year plan that details its strategies for achieving a more diverse work force. Managers are evaluated on the progress they make toward significantly increasing the pool of women and minority members who are qualified to fill key positions.
      In the past five years, thousands of employees at all Knight-Ridder companies have participated in discrimination awareness efforts. In 1994, KRIT will roll out a companywide "Diversity is the Competitive Edge" workshop for every employee and marketplace.

      Knight-Ridder is an equal opportunity employer. The Minority Hiring Program actively recruits and hires minority group members into management offices and newsrooms. The program assists managers and editors in the overall development of minorities.
      Knight-Ridder is committed to positive, productive employee relations. Approximately 42% of the 20,000 full-time employees are represented by nearly 100 local unions under collective bargaining agreements that expire and are renegotiated at varying times every few years. These agreements conform with the pattern of labor agreements in the American newspaper industry.

Other
      The company's business is such that the dollar amount of the backlog of orders would not be of any significance to the understanding of its operations.
      The company does not anticipate that compliance with the federal, state or local provisions regulating the discharge of materials into the environment will have a material effect upon its capital expenditures, earnings or competitive position.

Sources of Information
      Population and household figures for 1990 are from the U.S. Bureau of the Census, while estimates for Dec. 31, 1992, are from the Sales & Marketing Management Survey of Buying Power, Aug. 30, 1993. Metropolitan Statistical Areas, as defined by the U.S. Office of Management and Budget, are used for newspaper markets unless otherwise indicated. Population estimates for 2015 are from the National Planning Association Data Services, Inc. (92-R-1 & 2).
      Newspaper households and circulation data for 1993 are from the latest available annual audit reports from the Audit Bureau of Circulations.
      Advertising linage is from company records. Where necessary, certain previously reported statistics have been restated to be consistent with measurement guidelines currently used.

The Company
      Knight-Ridder, Inc., was formed in 1974 by a merger between Knight News-papers and Ridder Publications, Inc.
      In 1903, Charles Landon Knight purchased the Akron Beacon Journal. Knight Newspapers was founded by John S. Knight, who inherited the Beacon Journal from his father in 1933. Ridder Publications was begun in 1892 when Herman Ridder acquired the German-language Staats-Zei-tung in New York.
Both groups flourished, each taking its stock public in 1969. The merger created a company with operations coast to coast.

      The Business Information Services Division was formally established in 1983, although Knight-Ridder owned the Journal of Commerce and Commodity News Services prior to that time. Dialog Information Services, Inc., was acquired in 1988.
      Knight-Ridder, Inc., was incorporated in Ohio in 1974. Headquartered in Miami, the company was reincorporated in Florida in 1976.

Newsprint Consumption
(In thousands of metric tonnes)

  Year      Amount
 ------     -------
  1983          597
  1984          635
  1985          612
  1986          642
  1987          685
  1988          687
  1989          693
  1990          667
  1991          619
  1992          618
  1993          639


Knight-Ridder's newsprint consumption increased 3.4% over 1992 as a result of increased linage.


Average Daily Circulation For Knight-Ridder Newspapers
(in thousands of copies)

  Year      Amount
 ------     -------
  1983        3,789
  1984        3,827
  1985        3,749
  1986        3,731
  1987        3,978
  1988        3,945
  1989        3,955
  1990        3,872
  1991        3,745
  1992        3,678
  1993        3,654


Total circulation of Knight-Ridder's daily newspapers decreased 0.6%.


Average Sunday Circulation For Knight-Ridder Newspapers
(In thousands of copies)

  Year      Amount
 ------     --------
  1983        4,514
  1984        4,593
  1985        4,545
  1986        4,556
  1987        4,817
  1988        4,844
  1989        4,919
  1990        4,808
  1991        4,782
  1992        4,774
  1993        4,760

Total circulation of Knight-Ridder's Sunday newspapers decreased 0.3%.

ITEM 3.       Legal Proceedings

      In 1990, a verdict was rendered against the company's subsidiary, Philadelphia Newspapers, Inc., (PNI), publisher of The Philadelphia Inquirer and Philadelphia Daily News, in a libel action entitled Sprague v. Philadelphia Newspapers, Inc., for $2.5 million in compensatory damages and $31.5 million in punitive damages. Following entry of the judgment on Sept. 15, 1992, PNI, as required by statute, posted a bond equal to 120% of the amount of the verdict and appealed the judgment to the Pennsylvania Superior Court. PNI believes that substantial grounds exist for a decision by an appellate court to reverse the trial court and remand the case for a new trial.
      The Comprehensive Environmental Response, Compensation and Liability Act (Superfund) establishes a fund to clean up deposits and spills of hazardous substances. The Company has been identified by certain regulatory agencies as one of several potentially responsible parties in connection with the generation of allegedly hazardous substances which may have been disposed of or reclaimed by third-party contractors at sites in New Jersey, Maryland, South Carolina, North Carolina, Pennsylvania, and Kansas. The Company, certain other potentially responsible parties and the United States Environmental Protection Agency (EPA) have entered into consent orders relating to the sites in New Jersey, South Carolina and North Carolina providing for remedial investigations and feasibility studies or remediation to be performed.

     The Company does not anticipate that any liability arising from ultimate relief secured by regulatory agencies or other persons will have a material effect on the Company's business or financial condition. The Company is cooperating with the appropriate regulatory agencies with respect to compliance with environmental laws.

ITEM 4.       Submission of matters to a vote of security holders

              None.
PART II
ITEM 5.   Market for registrant's common stock and related stockholder matters
          --------------------------------------------------------------------
KRI STOCK
    Knight-Ridder common stock is listed on the New York Stock Exchange and the Frankfurt Stock Exchange under the symbol KRI and on the Tokyo Stock Exchange with the designation 9491. The stock also is traded on exchanges in Philadel-phia, Chicago, Boston, San Francisco, Los Angeles and Cincinnati, as well as through the Intermarket Trading System. Options are traded in the Philadel-phia Exchange.
                                      -33-

Market Price of Common Stock
The last closing price of the company's common stock prior to the preparation of this report was $57 3/4 on Jan. 28, 1994.  The number of shareholders of record at Dec. 26, 1993 was
10,672.  The following market data is as reported by Knight-Ridder Financial Services:

                            1993                    1992                   1991
                     --------------------     ------------------     --------------------
     Quarter          High           Low        High        Low       High          Low
    ---------        ------         -----     ------     -------     ------       -------
1st............      65            56 1/2       60 7/8      50 3/4      52 7/8      44 1/8
2nd............      58 3/4        51 1/8       64 1/8      55          57 1/2      48 1/4
3rd............      55 1/2        50 5/8       63 1/4      57 1/8      55 5/8      48 3/4
4th............      61 3/4        52           61 3/4      54 7/8      51          43 3/4



Treasury Stock Purchases
The table below is a summary of treasury stock purchases since 1985:

                              Shares         Cost
                            Purchased       (000s)
                           ----------      --------
1993.......................    750,000    $  40,693
1992.......................     -             -
1991.......................     -             -
1990.......................  2,662,700      129,909
1989.......................  2,761,100      131,885
1988.......................  4,549,600      198,279
1987.......................  1,000,000       38,728
1986.......................     -             -
1985.......................  9,500,000      332,308

                                               -34-




QUARTERLY OPERATIONS

     The company's largest source of revenue, retail advertising, is seasonal and tends to fluctuate with retail sales in markets served.  Historically, retail advertising is higher in the second and fourth quarters.  General advertising, while not as seasonal as retail, is lower during the summer.  Classified advertising revenue has in the past been a reflection of the overall economy and has not been significantly affected by seasonal trends.
     The following table summarizes the company's unaudited quarterly results of operations (in thousands, except per share data):

                                                                                 QUARTER
                                                            --------------------------------------------------
                                                              First        Second         Third        Fourth
                                                            ---------     --------       --------     ---------
Description
1993
   Operating revenue.................................        $583,894      $621,682      $593,124      $652,648
   Operating income..................................          53,680        76,245        58,314        96,618
   Net income........................................          23,136        42,497        31,251        51,205
   Net income per common and common
      equivalent share (1)...........................            0.42          0.77          0.57          0.93
   Dividends declared per common share...............            0.35          0.35          0.35          0.35

1992
   Operating revenue.................................        $555,438      $590,531      $564,854      $618,706
   Operating income..................................          50,360        79,049        61,058        88,044
   Income before cumulative effect of
      changes in accounting principles...............          25,006        46,090        31,392        43,598
   Cumulative effect of changes in
      accounting principles for:
         Income taxes................................          25,800
         Postretirement benefits other than pensions.        (131,000)
   Net income (loss).................................         (80,194)       46,090        31,392        43,598
   Net income (loss) per common and common
      equivalent share (1):
         Income before cumulative effect
            of changes in accounting principles......            0.46          0.84          0.57          0.79
         Cumulative effect of changes
            in accounting principles.................           (1.93)
         Net income (loss)...........................           (1.47)         0.84          0.57          0.79
   Dividends declared per common share...............            0.35          0.35          0.35          0.35

                                              -35-
1991
    Operating revenue................................        $545,441      $574,842      $544,446      $593,449
    Operating income.................................          39,520        75,474        51,721        76,558
    Net income.......................................          15,830        41,573        28,300        46,365
    Net income per common and common
      equivalent share (1)...........................            0.32          0.82          0.54          0.86
    Dividends declared per common share..............            0.35          0.35          0.35          0.35

 (1) Amounts do not total to the annual earnings per share because each quarter and the year are calculated separately based on average outstanding shares during that period.

ITEM 6.       Selected Financial Data
              -----------------------

11-Year Financial Highlights (In thousands, except per share data and ratios)
The following data were compiled from the consolidated financial statements of Knight-Ridder, Inc., and subsidiaries.
The consolidated financial statements and related notes and discussions for the year ended Dec. 26, 1993,
(Items 7 & 8) also should be read in order to obtain a better understanding of this data.

                                                  Compound Growth
                                                        Rate
                                                 ------------------        Dec. 26     Dec. 27     Dec. 29     Dec. 30     Dec. 31
                                                  5-Year    10-Year         1993        1992        1991        1990        1989
                                                 -------    -------        -------     -------     -------     -------     -------
Summary of Operations
   Operating Revenue
       Newspapers
          Advertising............................   (0.5)%       3.7 % $ 1,481,631 $ 1,444,144 $ 1,429,661 $ 1,556,932 $ 1,577,449
          Circulation............................    5.0         5.1       474,420     460,014     439,029     403,188     385,214
          Other..................................   13.8         9.8        56,772      39,932      35,127      31,981      32,212
                                                                         ---------   ---------   ---------   ---------   ---------
              Total Newspapers...................    0.9         4.1     2,012,823   1,944,090   1,903,817   1,992,101   1,994,875
       Business Information Services.............   22.4        22.4       438,525     385,439     354,361     332,628     289,585
       Other.....................................
                                                                         ---------   ---------   ---------   ---------   ---------
              Total Operating Revenue............    3.3         5.6     2,451,348   2,329,529   2,258,178   2,324,729   2,284,460
                                                                         ---------   ---------   ---------   ---------   ---------


                                                    -36-


   Operating Costs
       Depreciation..............................    5.0         9.4       104,314      93,838      91,147      90,739      89,669
       Amortization of the excess of cost
          over net assets acquired...............    8.2        17.7        19,754      18,892      18,885      18,831      18,622
       Other operating costs.....................    3.5         5.6     2,042,423   1,938,288   1,904,873   1,914,533   1,854,175
                                                                         ---------   ---------   ---------   ---------   ---------
                Total Operating Costs............    3.6         5.8     2,166,491   2,051,018   2,014,905   2,024,103   1,962,466
                                                                         ---------   ---------   ---------   ---------   ---------

    Operating Income.............................    1.0         3.8       284,857     278,511     243,273     300,626     321,994
        Interest expense.........................   (6.3)       23.7       (45,112)    (52,375)    (68,843)    (71,803)    (84,622)
        Other, net...............................  (32.7)      (11.9)        3,656      13,580      35,940      17,119      57,381
        Income taxes, net........................    1.6         0.3       (95,312)    (93,630)    (78,302)    (96,897)   (114,917)
                                                                         ---------   ---------   ---------   ---------   ---------
     Net income from continuing operations.......    0.2         2.8       148,089     146,086     132,068     149,045     179,836
     Discontinued broadcast operations (1).......                                                                           67,366
     Cumulative effect of changes
         in accounting principles (5)............                                     (105,200)
                                                                         ---------   ---------   ---------   ---------   ---------
     Net income..................................  (1.1)        2.2   $    148,089 $    40,886 $   132,068 $   149,045 $   247,202
                                                                         =========   =========   =========   =========   =========

     Operating Income Percentage (Profit margin).                             11.6%       12.0%       10.8%       12.9%       14.1%
- ----------------------------------------------------------------------------------------------------------------------------------
Share Data
     Average number of common and
          common equivalent shares outstanding...                           55,332      55,178      51,797      50,683      52,439
     Income per common and
          common equivalent share................
            Continuing operations................    0.7         4.8   $      2.68 $      2.65 $      2.55 $      2.94 $      3.43
            Discontinued broadcast operations (1)                                                                             1.28
            Cumulative effect of changes
                in accounting principles (5).....                                        (1.91)
             Net income..........................                             2.68        0.74        2.55        2.94        4.71
     Cash dividends per common share.............    4.1         9.2          1.40        1.40        1.40        1.34    1.24 1/2
     Common stock price (2)
         High....................................                               65      64 1/8      57 1/2          58      58 3/8
         Low.....................................                           50 5/8      50 3/4      43 3/4          37      42 7/8
         Close...................................                           59 3/8      58 1/8      50 3/4      45 7/8      58 3/8
     Shareholders' equity per common share.......    7.9         6.1   $     22.67 $     21.50 $     21.44 $     18.09 $     17.83
     Price/Earnings Ratio (3)....................                           22.2:1      21.9:1      19.9:1      15.6:1      20.4:1

                                                -37-


- ----------------------------------------------------------------------------------------------------------------------------------
Other Financial Data
     Net change in total debt....................                      $  (109,170)$   (46,595)$  (217,118)$   111,018 $  (324,135)
     Common stock acquired.......................                           40,693                             129,909     131,885
     Payment of cash dividends...................                           76,787      75,992      71,087      66,422      63,260
     Ratio of Earnings to Fixed Charges (4)......                            4.5:1       3.9:1       2.9:1       3.4:1       3.6:1
     At Year End
          Total assets...........................                        2,431,432   2,458,059   2,332,751   2,270,459   2,134,626
          Working capital........................                           (5,180)     55,669      34,023      75,396      70,269
          Long-term debt.........................                          410,388     495,941     556,797     803,914     660,900
          Total debt.............................                          451,075     560,245     606,840     823,958     712,940
          Shareholders' Equity...................                        1,243,169   1,181,812   1,148,620     894,913     917,145
          Current ratio..........................                            1.0:1       1.1:1       1.1:1       1.2:1       1.2:1
          Total debt/total capital ratio.........                             26.6%       32.2%       34.6%       47.9%       43.7%
          Long-term debt/equity ratio............                             33.0%       42.0%       48.5%       89.8%       72.1%





See Notes on Pages 40-41.













                                    -38-





11-Year Financial Highlights (In thousands, except per share data and ratios)
The following data were compiled from the consolidated financial statements of Knight-Ridder, Inc., and subsidiaries.
The consolidated financial statements and related notes and discussions for the year ended Dec. 26, 1993,
(Items 7 & 8) also should be read in order to obtain a better understanding of this data.

                                                            Dec. 31       Dec. 31     Dec. 31     Dec. 31     Dec. 31     Dec. 31
                                                             1988          1987        1986        1985        1984        1983
                                                            -------       -------     -------     -------     -------     -------
Summary of Operations
   Operating Revenue
       Newspapers
          Advertising............................        $ 1,523,030   $ 1,464,447 $ 1,332,820 $ 1,220,534 $ 1,186,559 $ 1,034,774
          Circulation............................            370,898       357,553     334,670     312,988     302,281     289,522
          Other..................................             29,743        28,578      25,362      25,873      24,235      22,321
                                                           ---------     ---------   ---------   ---------   ---------   ---------
              Total Newspapers...................          1,923,671     1,850,578   1,692,852   1,559,395   1,513,075   1,346,617
                                                           ---------     ---------   ---------   ---------   ---------   ---------
       Business Information Services..............           159,659        99,260      88,904      80,095      66,961      58,280
       Other......................................                          18,344      26,338      24,871      21,938      20,011
                                                           ---------     ---------   ---------   ---------   ---------   ---------
              Total Operating Revenue............          2,083,330     1,968,182   1,808,094   1,664,361   1,601,974   1,424,908
                                                           ---------     ---------   ---------   ---------   ---------   ---------
   Operating Costs
       Depreciation..............................             81,725        73,706      64,814      56,758      47,387      42,472
       Amortization of the excess of cost
          over net assets acquired...............             13,340        11,072       4,190       4,587       3,757       3,888
       Other operating costs.....................          1,717,502     1,588,311   1,480,440   1,382,247   1,314,693   1,181,585
                                                           ---------     ---------   ---------   ---------   ---------   ---------
                Total Operating Costs............          1,812,567     1,673,089   1,549,444   1,443,592   1,365,837   1,227,945
                                                           ---------     ---------   ---------   ---------   ---------   ---------
    Operating Income.............................            270,763       295,093     258,650     220,769     236,137     196,963
        Interest expense.........................            (62,465)      (49,583)    (33,248)    (21,624)     (9,723)     (5,383)
        Other, net...............................             26,515        20,061      20,172      21,866      15,718      12,999
        Income taxes, net........................            (88,038)     (116,837)   (113,000)    (96,577)   (110,741)    (92,693)
                                                           ---------     ---------   ---------   ---------   ---------   ---------
     Net income from continuing operations.......            146,775       148,734     132,574     124,434     131,391     111,886
     Discontinued broadcast operations (1).......              9,608         6,429       7,465       8,290       9,419       7,549
     Cumulative effect of changes
         in accounting principles (5)............
                                                           ---------     ---------   ---------   ---------   ---------   ---------
      Net income.................................        $   156,383   $   155,163 $   140,039 $   132,724 $   140,810 $   119,435
                                                           =========     =========   =========   =========   =========   =========
                                                 -39-
     Operating Income Percentage (Profit margin).               13.0%         15.0%       14.3%       13.3%       14.7%       13.8%
- ----------------------------------------------------------------------------------------------------------------------------------
Share Data
     Average number of common and
          common equivalent shares outstanding...             56,703        58,646      58,202      60,732      65,578      66,498
     Income per common and
          common equivalent share................
            Continuing operations................        $      2.59   $      2.54 $      2.28 $      2.05 $      2.00 $      1.68
            Discontinued broadcast operations (1)               0.17          0.11        0.13        0.14        0.15        0.12
            Cumulative effect of changes
                in accounting principles (5).....
            Net income...........................               2.76          2.65        2.41        2.19        2.15        1.80
     Cash dividends per common share.............           1.14 1/2          1.03        0.91        0.79        0.67        0.58
     Common stock price (2)
         High....................................             47 3/4        61 1/4      57 7/8      41 3/8          31      30 1/2
         Low.....................................             35 3/4        33 1/4      37 1/2          28      21 1/4      22 1/8
         Close...................................             45 3/8        40 1/8      46 7/8      39 7/8      29 1/4      26 1/2
     Shareholders' equity per common share.......        $     15.47   $     15.85 $     14.28 $     12.38 $     14.17 $     12.59
     Price/Earnings Ratio (3)....................             17.5:1        15.1:1      19.5:1      18.2:1      13.6:1      14.7:1
- ----------------------------------------------------------------------------------------------------------------------------------
Other Financial Data
     Net change in total debt....................        $   483,840   $  (115,026)$   360,041 $   240,597 $    (1,883)$    30,188
     Common stock acquired.......................            198,279        38,728                 332,308                  55,497
     Payment of cash dividends...................             62,990        57,426      49,877      46,077      41,344      35,080
     Ratio of Earnings to Fixed Charges (4)......              3.7:1         5.1:1       6.4:1       8.6:1      16.6:1      23.1:1
     At Year End
          Total assets...........................          2,357,040     1,919,875   1,906,459   1,355,480   1,312,804   1,149,955
          Working capital........................             83,695        48,835      74,429      90,019     133,585      60,229
          Long-term debt.........................            727,043       508,203     620,389     263,058      67,612      65,301
          Total debt.............................          1,037,075       553,235     668,261     308,220      67,623      69,506
          Shareholders' Equity...................            821,625       901,498     815,982     696,576     921,569     807,979
          Current ratio..........................              1.1:1         1.2:1       1.2:1       1.3:1       1.6:1       1.3:1
          Total debt/total capital ratio.........               55.8%         38.0%       45.0%       30.7%        6.9%        8.0%
          Long-term debt/equity ratio............               88.5%         56.4%       76.0%       37.8%        7.3%        8.1%


NOTES
(1) Results of operations of the company's Broadcast Division (sold in 1989) and the gain on the sale of broadcast assets are presented as "Discontinued broadcast operations."
(2) Common stock prices as quoted by Knight-Ridder Financial Services.
(3) Price/Earnings Ratio is computed by dividing closing market price by earnings for the trailing 12-month period.  1992 earnings exclude the effects of changes in accounting principles.  For 1989 and 1988, the earnings represent continuing operations.
    1989 earnings also exclude the gain on the sale of the Pasadena Star-News.

                                        -40-


(4) The ratio of earnings to fixed charges is computed by dividing earnings (as adjusted for fixed charges and undistributed equity income from unconsolidated subsidiaries) by fixed charges for the period.  Fixed charges include interest on debt
   (before capitalized interest), interest component of rental expense, the proportionate share of interest expense on guaranteed debt of certain equity-method investees and on debt of 50%-owned companies.
(5) For 1992, the cumulative effect of changes in accounting principles represents adjustments from the implementation of FAS 109
    -Accounting for Income Taxes and FAS 106-Accounting for Postretirement Benefits Other Than Pensions.

ITEM 7.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations
         -------------------------

      Knight-Ridder is an international information and communications company engaged in newspaper publishing, business news and information services, electronic retrieval services and news, graphics and photo services.
      In 1993, the gross revenue from these businesses was almost $2.5 billion. The company also is involved in other newspaper businesses, cable television and newsprint manufacturing through business arrangements, including joint ventures and partnerships.
      The charts at the end of this section illustrate the approximate relative percentages of the components of operating revenue and of operating costs as a percentage of revenue.

Glossary of Newspaper Advertising Terms
      The following definitions may be helpful when reading the Discussion and Analysis of Operations.
      RETAIL - display advertising from local merchants, such as department and grocery stores, selling goods and services to the public.
      GENERAL - display advertising by national advertisers who promote products or brand names on a nationwide basis.
      CLASSIFIED - small, locally placed ads listed together and organized by category, such as real estate sales, employment opportunities and automobile sales and display-type advertisements in these categories.
      FULL-RUN - advertising appearing in all editions of a newspaper.
      PART-RUN - advertising appearing in select editions or zones of a newspaper's market. Part-run advertising is translated into full-run equivalent linage (referred to as factored) based on the ratio of the circulation in a particular zone to the total circulation of a newspaper. RUN-OF-PRESS (ROP) - all advertising printed on Knight-Ridder presses and appearing within a newspaper.
      PREPRINT - advertising supplements prepared by advertisers and inserted into a newspaper.
                                     -41-


      NEWSPAPER revenue is derived principally from advertising and newspaper copy sales. Newspaper advertising currently accounts for 60% of consolidated revenue. This revenue comes from the three basic categories of advertising - retail, general and classified - discussed above.
      Newspaper advertising volume is categorized as either run-of-press (ROP) or preprint. Volume for ROP advertising is measured in terms of either full-run or part-run advertising linage and reported in six-column inches. A six-column inch consists of one inch of advertising in one column of a newspaper page when that page is divided into six columns of equal size. By using part-run advertising, advertisers can direct their messages to selected market segments.
      Circulation revenue results from the sale of newspapers.
Circulation of daily and Sunday newspapers currently accounts for 19% of consolidated revenue. It is reported at the net wholesale price for newspapers delivered or sold by independent contractors and at the retail price for newspapers delivered or sold by employees.
      Other newspaper revenue comes from alternate delivery systems, commercial job printing, newsprint scrap sales, newspaper trucking services, book publishing, niche publications and other miscellaneous sources.
      BUSINESS INFORMATION SERVICES (BIS) revenue includes operations of Dialog, Knight-Ridder Financial and the Journal of Commerce.
      Dialog includes Dialog Information Services and Data-Star, a 1993 acquisition with Europe-based online operations. Dialog and Data-Star have more than 155,000 customers in over 100 countries and offer more than 450 databases. Subscribers are charged according to the amount of time they spend online and which databases they access.
      Knight-Ridder Financial products include real-time and archival information services focusing on global sovereign debt, foreign exchange, money markets and futures instruments. Information displayed on these products consists of news, quotations, charts and a variety of other analytical services. The group generates revenue from subscribers in more than 30 countries.
      The Journal of Commerce publishes The Journal of Commerce, a business daily newspaper that focuses on global trade and transportation issues, and several more-targeted periodicals. It also provides access to electronic databases on imports, exports and steamship tariffs.
      SUMMARY OF OPERATIONS: A summary of the company's operations, certain share data and other financial data for the past 11 years is provided in Item 6. Compound growth rates for the past five- and 10-year periods are also included, if applicable. A review of this summary and of the

Supplemental Information section (Items 1 & 2) will provide a better understanding of the following discussion and analysis of operating results and of the financial statements as a whole. The Supplemental Information section contains financial data for the company's operations by line of business and includes discussions of the company's largest newspapers and information regarding the company's properties, technology and the raw materials used in operations.
      RESULTS OF OPERATIONS: 1993 vs. 1992 - Knight-Ridder, Inc.,
earnings per share was $2.68, up $.03, or 1.1%, from $2.65 per share before the cumulative effect of changes in accounting principles in 1992.
      Operating income increased 2.3% on a 5.2% increase in revenue in 1993. Operating income as a percentage of revenue was 11.6% compared with 12.0% in 1992.
      A 20.7% increase in net interest expense resulted from a reduction in capitalization of interest related to the Philadelphia plant. This was partially offset by higher earnings from our cable investment.
      NEWSPAPERS: The Newspaper Division's operating income increased $8.2 million, or 2.8%, to $298.8 million. The increase resulted from improved revenues that more than offset a 3.4% increase in the average price of newsprint, and increased costs due to the transition to the new plant in Philadelphia.
      Overall, newspaper advertising revenue increased by $37.5 million, or 2.6%, in 1993 on a full-run ROP linage increase of 1.3%. The following table summarizes the percentage change in revenue and full-run ROP linage from 1992.
                                         Percent
                         Percent          Gain
                          Gain          (Decline)
                        (Decline)      in Full-Run
Advertising Category   in Revenue       ROP Linage
- --------------------   ----------       ----------
Retail                        1.0            (1.0)
General                      (3.4)           (7.8)
Classified                    7.0             5.3
 Total                        2.6             1.3

      Retail advertising revenue improved $7.6 million, or 1.0%. A 1.9% increase in full-run average rates and an increase in part-run ROP revenue was partially offset by a 1.0% decrease in full-run ROP linage.

      General advertising revenue declined by $6.0 million, or 3.4%, from 1992 on a 7.8% decline in full-run ROP general linage, partially offset by an increase in preprint revenue. General advertising revenue did show year-over-year improvement in the fourth quarter of 1993.
      Classified revenue improved by $35.9 million, or 7.0%, on a 5.3% increase in full-run ROP volume.
      Circulation revenue increased $14.4 million, or 3.1%, despite a decline in average number of copies. Morning circulation declined 11,300 copies, or 0.4%, and afternoon circulation declined 11,800 copies, or 2.5%. Sunday circulation declined 14,300 copies, or 0.3%.
      Other newspaper revenue increased $16.8 million, or 42.2%, during 1993, primarily due to efforts to augment the revenue of our core newspaper business.
      BUSINESS INFORMATION SERVICES: In 1993, BIS contributed 17.9% of consolidated revenue, compared with 16.5% in 1992. Operating income was $23.4 million, up $1.3 million, or 6.1%, from 1992 on a 13.8% increase in revenue. About half of the revenue growth was due to the first-quarter acquisition of Data-Star. Excluding Data-Star revenue, BIS revenue was up 6.5% from the prior year.
      The graph at the end of this section illustrates the 22.4% compound growth rate for BIS revenue from 1983.
      EXPENSES: Labor and employee benefit costs were up $33.9 million, or 3.4%, with 141, or 0.7%, more employees resulting from expansion and acquisitions in the BIS division. The average wage per employee increased
3.9%. Included in 1992 results were $10.5 million in severance and buyout costs related to a Detroit joint operating agreement (JOA) labor settlement.
      Newsprint, ink and supplements cost increased by $18.2 million, or 5.8%, due to a 3.4% increase in both consumption and average newsprint prices from the prior year.
      Depreciation and amortization expense increased 10.6%, or $13.5 million, due to the completion of the new Philadelphia printing plant and BIS expansion.
      Other operating costs increased 8.1% from 1992 due partially to a $21.7 million increase in volume-related BIS royalty and exchange fee expenses.
      NON-OPERATING ITEMS: Net interest expense increased $6.7 million, or 20.7%, from 1992 as a result of the $14.6 million reduction in capitalized interest. This was partially offset by a reduction of interest expense reserves related to prior year tax audits and the call of $100.0 million of 8.0% notes, replaced by lower-rate commercial paper. Average interest rates on commercial paper decreased from 4.3% in 1992 to 3.2% in 1993.

      Other non-operating items improved to a $2.2 million loss, a $4.1 million improvement from 1992. Most of the improvement came from our cable investment, which this year contributed an additional $3.5 million to our pretax income.
      INCOME TAXES: The effective income tax rate for 1993 was 39.2%, up 0.1% from 39.1% in 1992. Income tax expense included the $5.1 million unfavorable effect of the retroactive and current impact of the tax rate change in the Omnibus Budget Reconciliation Act of 1993. It was mostly offset by favorable adjustments of tax reserves and deferred tax assets resulting from settlement of IRS audits of prior years and resolution of other state tax issues.
      RESULTS OF OPERATIONS: 1992 vs. 1991 - Knight-Ridder, Inc., earnings per share before the cumulative effect of changes in accounting principles was $2.65, up $.10, or 3.9%, from $2.55 per share in 1991. The company recorded a non-recurring net charge of $105.2 million ($1.91 per share) related to the adoption of Financial Accounting Standards (FAS) 106 (Postretirement Benefits Other Than Pensions) and FAS 109 (Accounting For Income Taxes).
      The cumulative effect of adoption of FAS 106, relating to postretirement benefits other than pensions, was an after-tax reduction in earnings of $131.0 million, or $2.37 per share. This represents the unrecognized net obligation based on plans in place at the beginning of 1992. The company chose to recognize this "transition" amount immediately, rather than prospectively. In the second quarter, the company announced medical plan changes effective Jan. 1, 1993, that placed a maximum annual dollar cap for medical premiums that the company would pay for most future non-union retirees. Additionally, coverage after the age of 65 was eliminated for most future non-union retirees. The result of this announced plan change was a reduction in the prior service cost, which will be amortized over future years. The full-year operating profit reduction resulting from the recurring additional costs related to FAS 106 was $6.6 million, or an after-tax $.07 reduction in earnings per share.
      The adoption of FAS 109, which relates to accounting for deferred income taxes, resulted in an increase to 1992 net income of $25.8 million, or almost $.47 per share.
      Operating income increased 14.5% on a 3.2% increase in revenue in 1992. Operating income as a percentage of revenue improved to 12.0% from 10.8% in 1991. Revenue gains and a decline in the cost of newsprint contributed positively to operating income.
      A decline in net interest expense and higher earnings from our cable investment helped to offset the decline in earnings from our newsprint manufacturing investments.
                                      -45-



      NEWSPAPERS: The Newspaper Division's operating income increased $30.9 million, or 11.9%, to $290.5 million. The increase resulted from improved revenue and a decline in the cost of newsprint. Newspaper Division operating costs increased $9.3 million.
      Overall, newspaper advertising revenue increased by $14.5 million, or 1.0%, in 1992 on a full-run ROP linage decline of 1.5%. The following table summarizes the percentage change in revenue and full-run ROP linage from 1991.

                                          Percent
                           Percent         Gain
                            Gain         (Decline)
                          (Decline)     in Full-Run
Advertising Category     in Revenue      ROP Linage
- --------------------     ----------     -----------
Retail                         (0.1)          (2.8)
General                         1.0           (7.9)
Classified                      2.7            1.1
 Total                          1.0           (1.5)

      Retail advertising revenue was down $520,000, or 0.1%. A 2.8% decline in volume was partially offset by a 1.5% increase in full-run average rates and an increase in preprint and part-run revenue.
      General advertising revenue increased by $1.8 million, or 1.0%, from 1991 on the strength of an 8.2% increase in rates and an increase in preprint and part-run revenue. General full-run ROP linage declined 7.9% from 1991.
      Classified revenue improved by $13.2 million, or 2.7%, on a 1.1% increase in full-run ROP volume and a 1.7% increase in full-run average rates.
      Circulation revenue increased $21.0 million, or 4.8%, due to a 6.4% increase in average rates. Morning circulation declined 26,400 copies, or 0.8%, and afternoon circulation declined 40,900 copies, or 7.9%. Sunday circulation declined 7,200 copies, or 0.2%.
      BUSINESS INFORMATION SERVICES: In 1992, BIS contributed 16.5% of consolidated revenue, compared with 15.7% in 1991. Operating income was $22.1 million, up $1.9 million, or 9.3%, from 1991 on an 8.8% increase in revenue.
      EXPENSES: Labor and employee benefit costs were up $47.9 million, or 5.1%, with 83, or 0.4%, fewer employees. The average wage per employee increased 5.2%. Included in 1992 results were $10.5 million in severance and buyout costs related to a Detroit JOA labor settlement in the first half of the year.
                                     -46-



      Newsprint, ink and supplements cost declined by $63.0 million, or 16.6%, due to a 17.8% decrease in average newsprint prices from the prior year. Newsprint consumption was 0.1% less than 1991 as a result of shifting the printing of the Journal of Commerce to an outside company. Supplements cost decreased by $4.8 million, or 10.6%.
      Depreciation and amortization expense increased 3.4%, or $4.2 million, due to the start-up of the new Philadelphia printing plant and BIS expansion.
      Other operating costs increased 8.3% from 1991 due partially to an $11.8 million increase in volume-related BIS royalty and exchange fee expenses, and increased circulation promotion costs. Additionally, Knight-Ridder increased its level of contributions to help with the aftermath of Hurricane Andrew.
      NON-OPERATING ITEMS: Net interest expense declined $7.7 million, or 19.2%, from 1991 as a result of lower average debt balances and lower interest rates. Average interest rates on commercial paper decreased from 6.4% in 1991 to 4.3% in 1992.
      Other non-operating items decreased to a $6.2 million loss, a $13.6 million decline from 1991. The major reason for the decline was unfavorable results from our investments in newsprint manufacturing, which suffered from soft newsprint prices in 1992. Our cable investments performed well, but this was not enough to offset other non-operating losses.
      INCOME TAXES: The effective income tax rate for 1992 was 39.1%, up 1.9% from 1991's 37.2% as a result of the resolution of prior year tax issues.
      RESULTS OF OPERATIONS: 1991 vs. 1990 - Knight-Ridder, Inc.,
earnings per share from continuing operations for 1991 of $2.55 was down
$.39, or 13.3%, from $2.94 per share in 1990. The serious impact of the recession and the effects of the war in the Middle East early in the year resulted in our first down year after 15 consecutive years of earnings per share growth, excluding the impact of gains from major asset sales.
      Operating income from continuing operations decreased 19.1% on a
2.9% decrease in revenue in 1991. Operating income as a percentage of revenue was 10.8%, compared with 12.9% in 1990. Gains in the Business Information Services Division and a decline in total newsprint expense contributed positively to operating income, but were not enough to offset the softness in advertising revenue.
      A decline in net interest expense and higher earnings from investments in cable and newsprint manufacturing also helped offset the decline in operating income.
      NEWSPAPERS: The Newspaper Division's operating income decreased
$64.2 million, or 19.8%, to $259.6 million. The decrease resulted from the cyclical weakness in advertising revenue being experienced throughout the newspaper industry and other advertising media. Newspaper Division operating costs decreased 1.4%.
      Overall, newspaper advertising revenue declined by $127.3 million, or 8.2%, in 1991 on a full-run ROP linage decline of 9.4%. The following table summarizes the percentage changes in revenue and full-run ROP linage from
1990.
                                                Percent
                                    Percent     Decline
                                    Decline     in Full-Run
Advertising Category               in Revenue   ROP Linage
- --------------------               ----------   -----------
Retail                                  (4.1)         (8.6)
General                                 (6.8)        (12.5)
Classified                             (14.1)        (10.0)
 Total                                  (8.2)         (9.4)

      Retail advertising revenue was down $32.8 million, or 4.1%. An 8.6% decline in volume was partially offset by a 2.7% increase in full-run average rates and an increase in preprint revenue. The retail linage decline reflected the weakened condition of the retail industry and the economy in general.
      General advertising revenue declined $12.6 million, or 6.8%, from 1990. The volume decrease of 12.5% was slightly offset by a 3.9% increase in full-run average rates and greater volume in preprints. The continued decline in full-run ROP volume reflected softness in airline, food and factory automotive advertising.
      Classified revenue declined $81.9 million, or 14.1%, on a 10.0% drop in full-run ROP volume and a 4.8% decrease in full-run average rates. Almost every market was affected, with the biggest losses coming in the employment category. Employment revenue was down 24.4% on a 30.7% volume decrease, with the biggest losses in San Jose and Philadelphia. Real estate revenue dropped 13.8% on a 12.9% decline in linage. Automotive revenue was down 6.3% on a 0.3% decrease in volume.
      Circulation revenue increased $35.8 million, or 8.9%, due to a 12.0% increase in average rates. Morning circulation declined 12,000 copies, or 0.4%. Afternoon circulation declined 115,000 copies, or 18.2%. Sunday circulation declined 26,000 copies, about the same percentage reduction experienced in weekday morning circulation.

      BUSINESS INFORMATION SERVICES: In 1991, BIS contributed 15.7% of consolidated revenue, compared with 14.3% in 1990. While the company reinvested significant profits in the development of this division, operating income was $20.2 million, up $3.0 million, or 17.3%, from 1990 on a 6.5% increase in revenue. Dialog and MoneyCenter accounted for most of the revenue increases as a result of increases in the number of customers served.
      EXPENSES: Labor and employee benefit costs were up $12.5 million, or 1.3%, with 3.5% fewer employees. The average wage per employee increased 3.5%. Additionally, 1991 includes $14.3 million of severance and early retirement costs incurred in the second half of the year by several newspapers, designed to streamline operations and further reduce costs in future years. Excluding these buyout costs from 1990 and 1991, total labor costs were almost flat and employee benefits increased $6.7 million, or 3.8%.
      Newsprint, ink and supplements cost decreased $22.4 million, or 5.6%, due to a 7.3% decrease in consumption partially offset by a 1.5% increase in average newsprint prices. The reduced consumption reflected the lower volume in advertising linage and circulation. Supplements cost decreased by $2.8 million, or 5.9%.
      Other operating costs decreased 0.2% from 1990 due to strong efforts to control costs.
      NON-OPERATING ITEMS: Net interest expense was $40.3 million in 1991, down $13.8 million, or 25.6%, from 1990. The decline was primarily a result of higher capitalized interest, which increased by $12.0 million as a result of the construction of the Philadelphia production plant. Lower average debt balances and lower interest rates also helped. In the last half of 1991, the proceeds from the sale of 3 million shares of new common stock were used to reduce debt. Average interest rates on commercial paper decreased from 8.3% in 1990 to 6.4% in 1991.
      Other non-operating income increased to $7.4 million from a $579,000 loss in 1990. This resulted from significant improvement in the earnings of our cable investments and reduced royalties paid to joint operating agreement participants in Miami and Fort Wayne.
      INCOME TAXES: The effective income tax rate for 1991 was 37.2%, down 2.2% from 1990's 39.4%, mostly as a result of the favorable resolution of several outstanding tax issues.

Earlier Years
      1990 was the first full year of operations after entering the joint operating agreement between the Detroit Free Press and The Detroit News
(owned by Gannett Co., Inc.) creating the Detroit Newspaper Agency (DNA), now doing business as Detroit Newspapers. DNA performs the newspaper's production, sales and distribution functions, while the two papers maintain separate and independent newsrooms. This resulted in significantly improved bottom-line results from our Detroit operation.
      In October 1989, Knight-Ridder completed the sale of its eight television stations for an after-tax gain of $66.9 million, or $1.07 per share. In
November 1989, the DNA was formed.
      Knight-Ridder purchased Dialog Information Services in mid-year
1988 for approximately $353.0 million, and an effective 7-1/2% interest in SCI Holdings, Inc. (parent of Storer Communication) in November 1988. Despite the $.13 per share dilutive impact of these acquisitions, the company's earnings per share from continuing operations increased 2.0% over 1987.
      In 1987, the company's newspaper operations received a boost from strong classified advertising and a full year of operations from the State-Record Company acquisition. The acquisition, however, cost the company approximately $.15 in earnings per share dilution. Excluding the State-Record newspapers, newspaper advertising revenue increased 4.9% on a 0.4% decline in full-run
ROP linage.
      In 1986, Knight-Ridder acquired six daily newspapers in South Carolina and Mississippi. The company closed its Viewdata operation and sold the assets of TelAir Network, Inc. Newspaper advertising revenue increased 9.2% on a 0.5% gain in full-run ROP linage. Excluding the impact of a 46-day strike in Philadelphia in 1985, linage declined 1.2%. The volume decline was due to softness in Miami and various airline mergers.
      Consistent with the company's experience, newspaper advertising, particularly retail and classified, mirrored the general state of the economy from 1983 through 1985. In 1985, newspaper advertising revenue increased 2.9% on a 2.4% decline in full-run ROP linage. The linage decline resulted from the strike in Philadelphia and softness in Miami. Fueled by a strengthening economy in 1984, full-run advertising revenue was up 14.7% on a 4.6% increase in full-run linage.

A Look Ahead
      The outlook for 1994 is more positive than it has been going into the last few years. Signs indicate a slow but steady improvement in the economy, and the company is well positioned to benefit from the economic upturn.

      The Newspaper Division is expected to have moderate revenue growth, with fairly stable newsprint pricing. We will benefit from a reduction in operating costs related to the transition to the new Philadelphia printing facility. The BIS Division, strengthened by recent acquisitions, is expected to continue its strong double-digit revenue growth and will continue its global expansion efforts.
      We expect to continue to benefit from lower interest rates, as higher-rate notes are called and mature, and are replaced by lower-rate commercial paper.
      At this time, we don't expect significant changes in our 1994 share of investee earnings from our equity investments.
      In early 1994, the company made several strategic moves that should strengthen our position in the future. The company acquired the assets of Technimetrics, which publishes information documenting the equity holdings of major global investment professionals. The company formed a joint venture with the Canadian electronic publishing operations of Southam, Inc., to produce a more efficient and focused operation for the Canadian marketplace.
The company announced an agreement with Bell Atlantic Video Services to explore ways to deliver news, information and advertising for Bell Atlantic's Stargazer service.

Recent Acquisitions/Investments
      1993 - In March, the company purchased all of the outstanding stock of Data-Star, Europe's leading online information service.
      In December, the company purchased all of the outstanding shares of Equinet Pty. Ltd. and EFECOM. Equinet is an Australia-based provider of online business real-time and archival equity, option price and analytical information services. EFECOM is a Spanish financial news service now known as KRF/Iberia.
      The company also made strategic minority investments in Individual, Inc., and Personal Library Software, Inc.
      In December, the company acquired a 6.0% interest in US Order, which provides a network of interactive electronic services to consumers utilizing screen-based telephones and other front-end devices.
Capital Spending Program
       The company's capital spending program includes normal replacements, productivity improvements, capacity increases, building construction, expansion and printing press equipment. Over the past three years, expenditures have totaled $337.4 million for these items.
      Construction of the 693,000-square-foot production facility in Philadelphia began in 1989. The $299.5 million plant became fully operational in 1993.
                                    -51-



      Also included in capital expenditures is the San Jose press project completed during 1992 for $38.6 million and the Dialog mainframe computer equipment enhancements for $20.3 million.
Financial Position and Liquidity
      1993 vs. 1992 - During 1993 net cash provided by operating activities decreased 2.5% from 1992 to $330.0 million.
      Cash and short-term cash investments were $23.0 million at year end, down $74.1 million from the prior year. The decrease in cash and short-term cash investments was primarily due to the acquisition of Data-Star and Equinet, the repurchase of treasury shares and the prepayment of debt.
      During 1993, the company acquired 750,000 shares of its common stock in the open market for an aggregate price of $40.7 million.
      Approximately $100.0 million in notes payable, bearing 8.0% interest and maturing in 1996, were early retired in April 1993. Total debt at year-end 1993 was $109.2 million less than at year-end 1992. This resulted in an improved long-term-debt-to-equity ratio of 33.0% from 42.0% at the end of 1992 and an improved total-debt-to-total-capital ratio of 26.6% from 32.2%. Standard & Poor's and Moody's rate the company's commercial paper A1+ and P1 and long-term bonds AA- and A1, respectively.
      Average outstanding commercial paper during the year was $97.4 million with an average effective interest rate of 3.2%. At the end of 1993, commercial paper outstanding was $54.0 million and aggregate unused credit lines were approximately $446.0 million.
      Various libel actions, environmental and other legal proceedings that have arisen in the ordinary course of business are pending against the company and its subsidiaries. In the opinion of management, the ultimate liability to the company and its subsidiaries as a result of these actions and proceedings will not be material.
      1992 vs. 1991 - During 1992, net cash provided by continuing operations was $338.5 million, an increase of $32.5 million from 1991 due to investee distributions being less than investee earnings and net changes in working capital. Cash and short-term cash investments of $97.1 million were $70.9 million more than the prior year.
      Net cash required for investing activities decreased $9.9 million, or 5.1%, from 1991 levels, due to completion of the Philadelphia plant.
      Total debt declined $46.6 million from 1991 levels. This resulted in an improved long-term-debt-to-equity ratio from 48.5% to 42.0% and total-debt-to-total-capital ratio from 34.6% to 32.2%. These ratios improved despite the FAS 106 and FAS 109 net cumulative charge of $105.2 million.
      Average outstanding commercial paper during the year was $54.6 million with an average effective interest rate of 4.3%. At the end of 1992, commercial paper outstanding was $62.3 million.
                                       -52-




      1991 vs. 1990 - During 1991, net cash provided by continuing operations was $305.9 million, a decline of $19.0 million from 1990. The 5.9% decrease was primarily due to a lower level of operating income. Cash and short-term cash investments of $26.2 million were flat with 1990.
      Net cash required for investing activities of $192.9 million was $85.3 million, or 30.7% less, due to reduced capital requirements for the new Philadelphia plant as it approached completion.
      Total debt declined $217.1 million from 1990 levels, due largely to the use of proceeds of approximately $147.0 million from the company's sale of 3 million shares of common stock in August. No treasury stock was purchased in 1991. This resulted in an improved long-term-debt-to-equity ratio from 89.8% to 48.5% and total-debt-to-total-capital ratio from 47.9% to 34.6%. During 1991 the company redeemed $160.0 million of 7-1/4% notes due in 1992 and $100.0 million of 7-7/8% notes due in 1993, and issued $160.0 million of new 8-1/2% notes, maturing in 25% increments from 1998 through 2001.
      Average outstanding commercial paper during the year was $250.0 million with an average effective interest rate of 6.4%. Commercial paper outstanding at the end of 1991 was $111.3 million.


Effect of Changing Prices
      The Consumer Price Index, a widely used measure of the impact of changing prices, has increased only moderately in recent years, up between 3% and 6% each year since 1983. Historically, when inflation was at higher levels, the impact on the company's operating costs was not significant. Historical cost depreciation charges may not accurately reflect the economic cost of replacing capital assets, but depreciation expense represents less than 5% of total operating costs. Newsprint expense represents a significant percentage of total costs, but it is a relatively current cost as inventory levels normally fluctuate between a 30- and 45-day supply. Labor and other operating costs are, by their very nature, current costs.
      The principal effect of inflation on the company's operating results is to increase reported costs. Historically, the company has demonstrated the ability to raise sales prices to offset these cost increases.

Operating Revenue

Type                     Percent
- -----                   ----------
Newspaper Retail              31 %
Newspaper General              7 %
Newspaper Classified          22 %
Newspaper Circulation         19 %
Newspaper Other                3 %
BIS                           18 %



Operating Costs
( as a percentage of operating revenue)

Components                         Percent
- -----------                       ---------
Labor and Employee Benefits            42 %
Newsprint, Ink and Supplements         13 %
Other Operating Costs                  27 %
Depreciation and Amortization           6 %
Operating Income                       12 %


Newspaper Advertising Revenue
(In millions of dollars)

   Year      General   Classified    Retail      Total
 -------     -------   ----------    -------    -------
   1983          153          313        569      1,035
   1984          170          390        627      1,187
   1985          170          412        639      1,221
   1986          182          454        697      1,333
   1987          186          527        751      1,464
   1988          179          579        765      1,523
   1989          187          594        796      1,577
   1990          185          580        792      1,557
   1991          173          498        759      1,430
   1992          175          511        758      1,444
   1993          169          547        766      1,482

Classified advertising revenue increased 7.0%, reflecting a healthier economy.

Business Information Services Revenue
(In millions of dollars)

  Year      Amount
 ------     -------
  1983           58
  1984           67
  1985           80
  1986           89
  1987           99
  1988          160
  1989          290
  1990          333
  1991          354
  1992          385
  1993          439

BIS revenue increased 13.8% over 1992, partially due to the March 1993 acquisition of Data-Star.


Circulation Revenue
(In millions of dollars)

  Year      Amount
 ------     --------
  1983          290
  1984          302
  1985          313
  1986          335
  1987          358
  1988          371
  1989          385
  1990          403
  1991          439
  1992          460
  1993          474

Circulaton revenue increased by 3.1% over 1992, primarily as a result of price increases.


Total Debt
( In millions of dollars)

  Year      Amount
 -----      -------
  1983           70
  1984           68
  1985          308
  1986          668
  1987          553
  1988        1,037
  1989          713
  1990          824
  1991          607
  1992          560
  1993          451

Total debt was reduced by $109.2 million as a result of strong internal cash flow.


Stock Trading Volume

  Year         Amount
 ------     ------------
  1983        10,437,700
  1984        15,790,900
  1985        18,547,800
  1986        25,206,600
  1987        35,042,800
  1988        27,201,300
  1989        23,269,400
  1990        18,186,000
  1991        24,749,100
  1992        24,915,500
  1993        29,768,600


Knight-Ridder stock trading volume rose 19.5% in 1993.

Stock Price History

                      Stock Price
            ------------------------------
  Year        Low        Close        High
 ------     ---------   --------    ------
  1983      $ 22 1/8    $ 26 1/2    $ 30 1/2
  1984        21 1/4      29 1/4          31
  1985            28      39 7/8      41 3/8
  1986        37 1/2      46 7/8      57 7/8
  1987        33 1/4      40 1/8      61 1/4
  1988        35 3/4      45 3/8      47 3/4
  1989        42 7/8      58 3/8      58 3/8
  1990            37      45 7/8          58
  1991        43 3/4      50 3/4      57 1/2
  1992        50 3/4      58 1/8      64 1/8
  1993        50 5/8      59 3/8          65


Knight-Ridder's stock price reached an all-time high of $65 during 1993.

Net Cash Provided By Operating Activities
(In millions of dollars)

  Year      Amount
  -----     -------
  1983          198
  1984          194
  1985          204
  1986          265
  1987          269
  1988          230
  1989          280
  1990          325
  1991          306
  1992          338
  1993          330


Net cash provided by operating activities decreased 2.5% from 1992 due primarily to changes in working capital.

Shareholders' Equity
(In millions of dollars)

  Year      Amount
 ------     -------
  1983          808
  1984          922
  1985          697
  1986          816


                                      -61-



  1987          901
  1988          822
  1989          917
  1990          895
  1991        1,149
  1992        1,182
  1993        1,243

Strong earnings led to an increase in shareholders' equity of 5.2% over 1992.


Common Shareholders' Equity Per Share

  Year      Amount
 ------     -------
  1983       $12.59
  1984       $14.17
  1985       $12.38
  1986       $14.28
  1987       $15.85
  1988       $15.47
  1989       $17.83
  1990       $18.09
  1991       $21.44
  1992       $21.50
  1993       $22.67

Shareholders' equity per share increased by 5.4% over 1992.

% Earned On Invested Capital
( Return on Average Shareholders' Equity)
( 1992 excludes the cumulative effect of changes in accounting principles)

           Continuing  Discontinued
  Year     Operations  Operations
 ------    ----------  -------------
  1983         14.2 %       15.2 %
  1984         15.2 %       16.3 %
  1985         15.4 %       16.4 %
  1986         17.5 %       18.5 %
  1987         17.3 %       18.1 %
  1988         17.0 %       18.2 %
  1989         20.7 %       28.4 %
  1990         16.5 %       16.5 %
  1991         12.9 %       12.9 %
  1992         12.5 %       12.5 %
  1993         12.2 %       12.2 %


Return on average shareholders' equity was 12.2% in 1993.















                                   -63-



ITEM 8.       Financial statements and supplementary data
              -------------------------------------------
              See Quarterly Operations in Item 5.

Consolidated  Balance  Sheet  (In  thousands  of  dollars,  except  share  data)
                                                                                         Dec. 26        Dec. 27        Dec. 29
                                                                                           1993           1992           1991
                                                                                        ---------      ----------     ----------
Assets
CURRENT  ASSETS
  Cash,  including  short-term  cash  investments  of  $7,638
    in  1993,  $87,758  in  1992  and  $9,409  in  1991............................    $   23,012     $   97,104     $   26,244
  Accounts  receivable,  net  of  allowances  of  $14,554  in
    1993,  $14,450  in  1992  and  $12,305  in  1991...............................       274,391        262,541        247,593
  Inventories......................................................................        41,422         37,474         42,557
  Other  current  assets...........................................................        62,491         63,654         53,851
                                                                                       ----------     ----------     ----------
      Total  Current  Assets.......................................................       401,316        460,773        370,245
                                                                                       ----------     ----------     ----------
INVESTMENTS  AND  OTHER  ASSETS
  Equity  in  unconsolidated  companies  and  joint  ventures .....................       289,986        277,193        288,673
  Other............................................................................       175,058        145,008         91,185
                                                                                       ----------     ----------     ----------
      Total  Investments  and  Other  Assets.......................................       465,044        422,201        379,858
                                                                                       ----------     ----------     ----------
PROPERTY,  PLANT  AND  EQUIPMENT
  Land  and  improvements..........................................................        66,885         62,638         51,167
  Buildings  and  improvements.....................................................       379,556        372,021        275,815
  Equipment........................................................................     1,168,054      1,053,364        902,148
  Construction  and  equipment  installations  in  progress........................        13,100         91,225        287,215
                                                                                       ----------     ----------     ----------
                                                                                        1,627,595      1,579,248      1,516,345
    Less  accumulated  depreciation................................................       766,474        697,507        645,188
                                                                                       ----------     ----------     ----------
      Net  Property,  Plant  and  Equipment........................................       861,121        881,741        871,157
                                                                                       ----------     ----------     ----------


                                      -64-



EXCESS  OF  COST  OVER  NET  ASSETS  ACQUIRED
  Less  accumulated  amortization  of  $160,545  in  1993,
    $140,791  in  1992  and  $121,899  in  1991....................................       703,951        693,344        711,491
                                                                                       ----------     ----------     ----------
      TOTAL........................................................................    $2,431,432     $2,458,059     $2,332,751
                                                                                       ==========     ==========     ==========
Liabilities  and  Shareholders'  Equity
CURRENT LIABILITIES
  Accounts  payable................................................................    $  124,620     $  109,317     $   73,171
  Accrued  expenses  and  other  liabilities.......................................        82,149         75,563         71,603
  Accrued  compensation  and  amounts  withheld  from  employees...................        79,736         80,297         67,753
  Federal  and  state  income  taxes...............................................            10          1,286            956
  Deferred  revenue................................................................        60,095         55,099         53,946
  Dividends  payable...............................................................        19,199         19,238         18,750
  Short-term  borrowings  and  current  portion  of  long-term  debt...............        40,687         64,304         50,043
                                                                                       ----------     ----------     ----------
      Total  Current  Liabilities..................................................       406,496        405,104        336,222
                                                                                       ----------     ----------     ----------
NON-CURRENT LIABILITIES
    Long-term debt.................................................................       410,388        495,941        556,797
    Deferred federal and state income taxes........................................       135,979        114,199        199,801
    Postretirement benefits other than pensions....................................       174,331        172,763
    Employment benefits and other non-current liabilities..........................        57,816         85,395         88,879
                                                                                       ----------     ----------     ----------
        Total Non-Current Liabilities..............................................       778,514        868,298        845,477
                                                                                       ----------     ----------     ----------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY.......................................         3,253          2,845          2,432
                                                                                       ----------     ----------     ----------
COMMITMENTS AND CONTINGENCIES - (Note J)

SHAREHOLDERS' EQUITY
    Common Stock, $.02 1/12 par value; shares authorized -
    250,000,000; shares issued - 54,847,486  in  1993,
    54,965,671  in 1992 and 53,571,282 in 1991.....................................         1,143          1,145          1,116
    Additional capital.............................................................       342,201        321,034        252,278
    Retained earnings..............................................................       899,825        859,633        895,226
                                                                                       ----------     ----------     ----------
        Total Shareholders' Equity.................................................     1,243,169      1,181,812      1,148,620
                                                                                       ----------     ----------     ----------
        TOTAL......................................................................    $2,431,432     $2,458,059     $2,332,751
                                                                                       ==========     ==========     ==========
See  "Notes  to  Consolidated  Financial  Statements".
                                       -65-

Consolidated  Statement  Of  Income  (In  thousands  of  dollars,  except  per  share  data)

                                                                                      Year Ended
                                                                    ------------------------------------------
                                                                      Dec. 26        Dec. 27        Dec. 29
                                                                        1993           1992           1991
                                                                    -------------  -------------  ------------
OPERATING  REVENUE
  Newspapers
    Advertising
      Retail..................................................    $     766,105  $     758,496  $     759,016
      General.................................................          168,773        174,750        172,958
      Classified..............................................          546,753        510,898        497,687
                                                                  -------------  -------------   ------------
        Total.................................................        1,481,631      1,444,144      1,429,661
    Circulation...............................................          474,420        460,014        439,029
    Other.....................................................           56,772         39,932         35,127
                                                                  -------------  -------------   ------------
        Total  Newspapers.....................................        2,012,823      1,944,090      1,903,817
  Business  Information  Services.............................          438,525        385,439        354,361
                                                                  -------------  -------------   ------------
        Total  Operating  Revenue.............................        2,451,348      2,329,529      2,258,178
                                                                  -------------  -------------   ------------
OPERATING  COSTS
  Labor  and  employee  benefits..............................        1,024,181        990,254        942,350
  Newsprint,  ink  and  supplements...........................          335,043        316,814        379,814
  Other  operating  costs.....................................          665,509        615,729        568,686
  Depreciation  and  amortization.............................          141,758        128,221        124,055
                                                                  -------------  -------------   ------------
        Total  Operating  Costs...............................        2,166,491      2,051,018      2,014,905
                                                                  -------------  -------------   ------------
OPERATING  INCOME.............................................          284,857        278,511        243,273
                                                                  -------------  -------------   ------------


                                             -66-





OTHER  INCOME  (EXPENSE)
  Interest  expense...........................................          (45,112)       (52,375)       (68,843)
  Interest  expense  capitalized..............................              120         14,746         22,142
  Interest  income............................................            5,712          5,078          6,433
  Other,  net.................................................           (2,176)        (6,244)         7,365
                                                                  -------------  -------------   ------------
        Total.................................................          (41,456)       (38,795)       (32,903)
                                                                  -------------  -------------   ------------

Income  before  income  taxes.................................          243,401        239,716        210,370
Income  taxes.................................................           95,312         93,630         78,302
                                                                  -------------  -------------   ------------
INCOME BEFORE CUMULATIVE EFFECT
    OF CHANGES IN ACCOUNTING PRINCIPLES.......................          148,089        146,086        132,068

  Cumulative effect of changes in accounting principles for:
      Income taxes............................................                          25,800
      Postretirement benefits other than pension..............                        (131,000)

                                                                  -------------  -------------  -------------
      Net income..............................................    $     148,089  $      40,886  $     132,068
                                                                  =============  =============  =============
  EARNINGS PER COMMON AND COMMON
     EQUIVALENT SHARE
         Income before cumulative effect of changes
           in accounting principles...........................    $        2.68  $        2.65  $        2.55
         Cumulative effect of changes in
           accounting principles..............................                           (1.91)
                                                                   -------------  -------------  ------------
      Net income..............................................    $        2.68  $        0.74  $        2.55
                                                                   =============  =============  ============

AVERAGE  COMMON  AND  COMMON  EQUIVALENT
  SHARES  OUTSTANDING (in 000s)...............................           55,332         55,178         51,797
                                                                   =============  =============  ============





                                                 -67-



PROFORMA AMOUNTS ASSUMING THE NEW ACCOUNTING
  METHODS ARE APPLIED RETROACTIVELY:

      Net income..............................................    $     148,089  $     146,086  $     123,670
                                                                  =============  =============  =============
      Net income per common and common
         equivalent share.....................................    $        2.68  $        2.65  $        2.39
                                                                  =============  =============  =============
See  "Notes  to  Consolidated  Financial  Statements".

Consolidated Statement of Cash Flows
(In thousands of dollars)
                                                                                 Year Ended
                                                                    -----------------------------------
                                                                     Dec. 26     Dec. 27     Dec. 29
                                                                       1993        1992        1991
                                                                     ----------  ----------  ----------
CASH PROVIDED BY (REQUIRED FOR) OPERATING ACTIVITIES
    Net income.................................................... $  148,089  $   40,886  $  132,068
    Non-cash items included in income
        Cumulative effect of changes in accounting principles.....                105,200
        Depreciation..............................................    104,314      93,838      91,147
        Amortization of excess of cost over net assets acquired...     19,754      18,892      18,885
        Amortization of other assets..............................     17,690      15,491      14,023
        Provision for non-current deferred taxes..................     21,780      20,498      15,215
        Earnings of investees in excess of distributions..........    (22,802)    (13,996)     (6,521)
        Other items, net..........................................     29,584      26,708      30,276
    Change in certain assets and liabilities:
        Accounts receivable.......................................     (3,377)    (15,323)     14,410
        Inventories...............................................     (3,801)      5,065       7,017
        Other current assets......................................      3,086     (13,082)     (2,484)
        Accounts payable..........................................      7,197      36,546     (18,060)
        Federal and state income taxes............................      3,542         195      (3,239)
        Other current liabilities.................................      4,947      17,541      13,180
                                                                   ----------  ----------  ----------
                Net cash provided by operating activities.........    330,003     338,459     305,917
                                                                   ----------  ----------  ----------
                                                             -68-


CASH REQUIRED FOR INVESTING ACTIVITIES
    Additions to property, plant and equipment....................    (69,541)   (100,993)   (166,831)
    Other items, net..............................................    (81,046)    (82,010)    (26,074)
                                                                   ----------  ----------  ----------
                Net cash required for investing activities........   (150,587)   (183,003)   (192,905)
                                                                   ----------  ----------  ----------

CASH PROVIDED BY (REQUIRED FOR) FINANCING ACTIVITIES
    Proceeds from sale of commercial paper and bank borrowings....    307,983     157,900     310,584
    Issuance of long-term notes...................................                            158,600
    Reduction of total debt.......................................   (417,153)   (204,495)   (686,302)
                                                                   ----------  ----------  ----------
                Net change in total debt..........................   (109,170)    (46,595)   (217,118)
    Payment of cash dividends.....................................    (76,787)    (75,992)    (71,087)
    Sale of common stock to employees.............................     30,709      68,785      47,187
    Sale of common stock..........................................                            146,975
    Purchase of treasury stock....................................    (40,693)
    Other items, net..............................................    (57,567)    (30,794)    (18,891)
                                                                   ----------  ----------  ----------
                Net cash required for financing activities........   (253,508)    (84,596)   (112,934)
                                                                   ----------  ----------  ----------
                    Net Increase (Decrease) in Cash...............    (74,092)     70,860          78
Cash and short-term cash investments at beginning of the year.....     97,104      26,244      26,166
                                                                   ----------  ----------  ----------
Cash and short-term cash investments at end of the year........... $   23,012  $   97,104  $   26,244
                                                                   ==========  ==========  ==========
Working capital at end of the year................................ $   (5,180) $   55,669  $   34,023
                                                                   ==========  ==========  ==========
See "Notes to Consolidated Financial Statements."

Consolidated Statement of Shareholders' Equity
(In thousands of dollars, except share data)

                                                          Common
                                                          Shares       Common     Additional    Retained     Treasury
                                                        Outstanding     Stock       Capital     Earnings       Stock
                                                       ------------ -----------  -----------  -----------  ----------
BALANCES AT DEC. 30, 1990...........................    49,462,243 $      1,031 $     58,201 $    835,681 $      -
     Issuance of common shares under
         stock option plans.........................       842,201           17       30,450
     Issuance of common shares under
         stock purchase plan........................       266,330            5       11,451
     Issuance of common shares net
         of underwriting fees.......................     3,000,508           63      147,387
     Expenses related to capital transactions.......                                    (475)
     Tax benefits arising from employee stock plans.                                   5,264
     Net income.....................................                                              132,068
     Cash dividends declared on
         common stock - $1.40 per share.............                                              (72,523)
                                                       ----------- -----------  -----------   -----------  ----------
BALANCES AT DEC. 29, 1991...........................    53,571,282 $      1,116 $    252,278 $    895,226 $      -
     Issuance of common shares under
         stock option plans.........................     1,155,062           24       49,503
     Issuance of common shares under
         stock purchase plan........................       240,022            5       12,154
     Tender of shares as payment
         for options excercised.....................          (695)                      (40)
     Tax benefits arising from employee stock plans.                                   7,139
     Net income.....................................                                               40,886
     Cash dividends declared on
         common stock - $1.40 per share.............                                              (76,479)
                                                      ------------  -----------  -----------  -----------  ----------
BALANCES AT DEC. 27, 1992...........................    54,965,671 $      1,145 $    321,034 $    859,633 $      -
     Issuance of common shares under
         stock option plans.........................       323,894            7       12,883
     Issuance of treasury shares under
         stock option plans.........................        29,670                      (525)                   (1,612)

                                                       -70-


     Issuance of common shares under
         stock purchase plan........................       207,223            4       10,078
     Issuance of treasury shares under
         stock purchase plan........................        71,028                      (596)                   (4,007)
     Purchase of treasury shares ...................      (750,000)                                             40,693
     Retirement of 649,302 treasury shares .........                        (13)      (3,912)     (31,148)     (35,074)
     Tax benefits arising from employee stock plans.                                   3,239
     Net income.....................................                                              148,089
     Cash dividend declared on
         common stock - $1.40 per share.............                                              (76,749)
                                                      ------------  -----------  -----------  -----------   ----------
BALANCES AT DEC. 26, 1993...........................    54,847,486 $      1,143 $    342,201 $    899,825 $      -
                                                      ============  ===========  ===========  ===========   ==========
See "Notes to Consolidated Financial Statements."

Notes to Consolidated Financial Statements

Summary of Significant Accounting Policies
Note A



      A description of the company's business and the nature and scope of its operations are set forth on Items 1 & 2. Reading this information is recommended for a more complete understanding of the financial statements.
      The company reports on a fiscal year, ending the last Sunday in the calendar year. Results for 1993, 1992 and 1991 are for the 52 weeks ended Dec. 26, Dec. 27 and Dec. 29, respectively.
      The basis of consolidation is to include in the consolidated financial statements all the accounts of Knight-Ridder, Inc., and its more-than-50%-owned subsidiaries. All significant intercompany transactions and account balances have been eliminated in consolidation.
      The joint operating agency of Fort Wayne Newspapers, Inc., is the only subsidiary with a minority interest. The minority shareholder's interest in the net income of this subsidiary has been provided for as an expense ($5.2 million in 1993, $5.1 million in 1992 and $5.2 million in 1991) in the Consolidated Statement of Income in the caption "Other, net."
      The company is a 50% partner in the Detroit Newspaper Agency (DNA), a joint operating agency between Detroit Free Press, Inc., a wholly owned subsidiary of Knight-Ridder, Inc., and The Detroit News, Inc., a wholly owned subsidiary of Gannett Co., Inc. The Consolidated Statement of Income includes on a line-by-line basis the company's pro rata share of the revenue and expense generated by the operation of the agency.
      Investments in companies in which Knight-Ridder, Inc., has an equity interest of at least 20% but not more than 50% are accounted for under the equity method. Under this method, the company records its share of earnings as income and increases the investment by the equivalent amount. Dividends are recorded as a reduction in the investment. All other investments are recorded at the lower of cost or net realizable value, and the company recognizes income from such investments upon receipt of a dividend.
      The investment caption "Equity in unconsolidated companies and joint ventures" in the Consolidated Balance Sheet represents the company's equity in the net assets of the Detroit Newspaper Agency, the Seattle Times Company and subsidiaries, a company responsible for the sales and services of general, retail and classified advertising accounts for a group of newspapers, two newsprint mill partnerships, a cable television joint venture and a joint venture that offers full-service copies of original journal articles. The company owns 49-1/2% of the voting common stock and 65% of the non-voting common stock of the Seattle Times Company, owns 33-1/3% of the voting stock of Newspapers First, is a one-third partner in the Southeast Paper Manufacturing Co., owns a 13-1/2% equity share of Ponderay Newsprint Company, and jointly owns TKR Cable Company and TKR Cable Partners. Effective December 1992, after a restructuring, the company has a 15% interest in TCI/TKR Limited Partnership through TKR Cable Partners. Prior to December 1992, the company held a 7-1/2% interest in SCI Holdings, Inc., the holding company for Storer Communications, Inc. Dialog, a Knight-Ridder subsidiary, owns 33.78% of the voting stock and 100% of the non-voting stock of Article Express International, Inc. The investment amount at Dec. 26, 1993, includes $64.1 million representing the company's share of undistributed earnings (excluding the DNA) accumulated since the investment dates. The company's share of the earnings of the unconsolidated companies (except for the DNA) of $7.3 million in 1993, $3.9 million in 1992 and $14.5 million in 1991 is included in the caption "Other, net" in the Consolidated Statement of Income. The company also recorded its share of Ponderay Newsprint Company's operating losses ($7.4 million in 1993 and $6.5 million in 1992) in this caption. Dividends and cash distributions received from the unconsolidated companies and joint ventures (excluding the DNA) were $3.0 million in 1993, $2.8 million in 1992 and $8.1 million in 1991 and offset against the investment account.

"Cash and short-term cash investments" includes currency and checks on hand, demand deposits at commercial banks, overnight repurchase agreements of government securities and investment-grade commercial paper with maturities of fewer than 90 days. Cash and short-term investments are recorded at cost. Due to the short-term nature of marketable securities, cost approximates market value. In 1994, the company will adopt Statement of Financial
Accounting Standards (FAS) 115, Accounting for Certain Investments in Debt and Equity Securities, the impact of which is immaterial.
      "Inventories" are priced at the lower of cost ( first-in, first-out FIFO method), or market. Most of the inventory is newsprint, ink and other supplies used in printing newspapers.
      "Property, plant and equipment" is recorded at cost and the provision for depreciation for financial statement purposes is computed principally by the straight-line method over the estimated useful lives of the assets. The company capitalizes interest expense as part of the cost of major construction projects.
      "Excess of cost over net assets acquired" arises from the purchase of at least a 50% interest in a company for a price higher the fair market value of the net tangible assets. Intangible assets of this type arising from acquisitions accounted for as purchases and occurring subsequent to Oct. 31, 1970, totaled approximately $773.0 million at Dec. 26,1993. They are generally being amortized over a 40-year period on a straight-line basis, unless management has concluded a shorter term is more appropriate. If, in the opinion of management, an impairment in value occurs, based on the undiscounted cash flow method, any necessary additional write-downs will be charged to expense.
      "Deferred revenue" arises as a normal part of business from advance subscription payments for newspapers and business information services.
Revenue is recognized in the period in which it is earned.
      "Short-term borrowings" represents the carrying amounts of commercial paper and other short-term borrowings that approximate fair value. "Long-term debt" represents the carrying amounts of debentures and notes payable. Fair values, disclosed in Note C, are estimated using discounted cash flow analyses based on the company's current incremental borrowing rates for similar types of borrowing arrangements.
      In 1992, the company adopted the FAS 106, Accounting For Postretirement Benefits Other Than Pensions, and FAS 109, Accounting For Income Taxes. The effects of adoption are described in Notes H and B, respectively. In 1994, the company will adopt FAS 112, Employers' Accounting for Postemployment Benefits. The impact on the consolidated financial statements will not be material.

      Earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Quarterly earnings per share may not add to the total for the year, since each quarter and the year are calculated separately based on average outstanding shares during the period.
      Certain amounts in 1992 and 1991 have been reclassified to conform to the 1993 presentation.

Income Taxes
Note B
      The company's income tax expense is determined under the provisions of Statement of Financial Accounting Standards 109, Accounting for Income Taxes, which was adopted in 1992. This accounting standard requires the use of the liability method in adjusting previously deferred taxes for changes in tax rates. The company chose to reflect the cumulative effect of adopting this standard as a change in accounting principle as of the beginning of 1992. The adoption resulted in a credit to earnings of $25.8 million. Prior years' financial statements were not restated.
      Substantially all of the company's earnings are subject to domestic taxation. With the exception of immaterial amounts of taxes withheld on trans-border receipts, no foreign income taxes have been imposed on reported earnings.

Federal, state and local income taxes before cumulative effect of changes in accounting principles consist of the following
(in thousands):
                                                   Liability Method                           Deferred
                                       ----------------------------------------------    ---------------------
                                               1993                      1992                    1991
                                       ---------------------     --------------------    ---------------------
                                       Current      Deferred     Current     Deferred    Current     Deferred
                                       --------     --------     -------    ---------    -------     ---------
Federal income taxes................    $53,422      $38,231     $65,968     $11,725     $59,811     $10,231
State and local income taxes........     11,702       (8,043)     12,936       3,001       6,664       1,596
                                        -------      -------     -------     -------     -------     -------
     Total..........................    $65,124      $30,188     $78,904     $14,726     $66,475     $11,827
                                        =======      =======     =======     =======     =======     =======

      In 1991, deferred tax expense resulted principally from the excess of tax depreciation over financial statement depreciation (including depreciation on assets of partnerships in which the company participates), the tax effect of which amounted to $8.8 million.
      Cash payments of income taxes for the years 1993, 1992 and 1991 were $82.7 million $60.2 million and $61.4 million, respectively. Payments in 1993 include the payment and settlement of prior year state and federal income tax examinations.

Effective Income Tax Rates
The differences between income tax expense shown in the financial statements and the amounts determined by applying the federal statutory rate of 35% in 1993 and 34% in 1992 and 1991 are as follows (in thousands):


                                                       1993        1992         1991
                                                      -------     -------      -------
Federal statutory income tax                          $85,190     $81,505      $71,525
State and local income taxes, net of federal benefit   10,913      10,518        5,452
Statutory rate applied to nondeductible amortization
  of the excess of cost over net assets acquired        6,914       6,418        6,420
Change in deferred tax asset valuation allowance       (6,695)
Resolution of prior year tax issues                    (2,964)     (1,734)      (2,095)
Effect of rate change in enacted federal tax
on deferred tax liability                               2,463
Other items, net                                         (509)     (3,077)      (3,000)
                                                      -------     -------      -------
      Total                                           $95,312     $93,630      $78,302
                                                      =======     =======      =======

      At the end of fiscal years 1993 and 1992, the company's deferred tax assets totaled $135.8 million and $120.7 million, respectively, of which the most significant component was postretirement benefit plans, $87.2 million and $83.0 million, respectively (including amounts relating to partnerships in which the company participates). Other material components were: compens-ation and benefits accruals of $11.2 million in 1993 and $19.2 million in 1992, and state net operating loss carryovers, net of allowance, of $7.0 million in 1993. Management is satisfied that a substantial portion of the state net operating loss carryovers will be realized within the applicable carryover periods. Accordingly, the related valuation allowance was reduced to $4.0 million in 1993.
      At the end of fiscal years 1993 and 1992, deferred tax liabilities totaled $249.3 million and $204.1 million, respectively, of which the most significant component was depreciation and amortization (including depreciation and amortization deductions claimed by partnerships in which the company has an interest).
	     The components of deferred taxes included in the Consolidated Balance Sheet are as follows (in thousands):

                                         1993         1992
                                       --------     --------
Current asset.......................  $  22,410    $  30,818
Non-current liability...............   (135,979)    (114,199)
                                       --------     --------
Net deferred tax liability..........  $(113,569)   $ (83,381)
                                       ========     ========

Debt
Note C

Debt consisted of the following (in thousands):

                                                                                       Dec. 26   Dec. 27   Dec. 29
                                                                                         1993     1992       1991
                                                                                       --------  --------  ---------
Commercial paper due at various dates through January 21, 1994 at an effective interest rate of 3.168% at Dec. 26, 1993.
   Amounts are net of unamortized discounts of $15 in 1993,
   $74 in 1992 and $712 in 1991 (a).........................................         $  53,985 $  62,326 $  111,288
Debentures due on April 15, 2009, bearing interest at 9 7/8%, net of unamortized discount of $2,528 in 1993, $2,693 in 1992,
   and $2,859 in 1991.......................................................           197,472   197,307    197,141
Notes payable on April 15, 1996, bearing interest at 8%,
   retired in April 1993, net of unamortized discount of $338
   in 1992, $441 in 1991 ...................................................                      99,662     99,559
Notes payable on Jan 15, 1994, bearing interest at 9.05%,
   puttable after Jan. 15, 1992, net of unamortized discount
   of $1 in 1993, $35 in 1992 and $69 in 1991...............................            39,999    39,965     39,931
Notes payable, bearing interest at 8 1/2%, subject to
   mandatory pro rata amortization of 25% annually commencing Sept. 1, 1998 through maturity on Sept. 1, 2001, net of unamortized discount of $1,069
   in 1993, $1,240 in 1992 and $1,408 in 1991...............................           158,931   158,760    158,592
Other indebtedness..........................................................               688     2,225        329
                                                                                      --------  --------  ---------
                                                                                       451,075   560,245    606,840
Less amounts payable in one year (b)........................................            40,687    64,304     50,043
                                                                                      --------  --------  ---------
     Total Long-Term Debt...................................................         $ 410,388 $ 495,941 $  556,797
                                                                                      ========  ========  =========

(a) Commercial paper is backed by $500.0 million of revolving credit agreements, which require no principal payments until maturity on April 9, 1998.
(b) The instruments backing commercial paper are "long-term" in that no principal repayments are required during the next 12 months. As such, approximately $54.0 million of commercial paper is classified as "non-current" since the company intends to maintain total outstanding commercial paper of at least this amount during the next 12 months.
                                        -77-



    Interest payments during 1993, 1992 and 1991 were $41.2 million, $52.7 million and $65.6 million, respectively.

    The following table presents (in thousands) the approximate annual maturities of long-term debt for the five years after 1993:

1994                      $ 40,687
1995                           -
1996                           -
1997                           -
1998                        93,718
1999 and thereafter        316,670
                          --------
   Total                  $451,075
                          ========

The carrying amounts and fair values of debt as of Dec. 26, 1993, are as follows (in thousands):

                      Carrying    Fair
                       Amount     Value
                      --------   --------
Commercial paper      $ 53,985   $ 53,985
9 7/8% Debentures      197,472    245,880
9.05% Notes payable     39,999     40,024
8 1/2% Notes payable   158,931    181,840
Other indebtedness         688        688
                       -------   --------
                      $451,075   $522,417
                      ========   ========

Unconsolidated Companies and Joint Ventures
Note D

Summary financial information for the company's unconsolidated companies and joint ventures that are accounted for by the equity method is as follows (in thousands):

                                                                     1993          1992          1991
                                                                 -----------   -----------   -----------
Current assets.................................................  $   202,397   $   191,966   $   194,565
Property, plant and equipment and other assets.................    1,647,083     1,656,851     1,306,755
Current liabilities............................................      180,891       148,060       120,728
Long-term debt and other non-current liabilities...............      961,488     1,016,957       771,405
Net sales......................................................      656,311       638,328       557,887
Gross profit...................................................      118,050       185,554       215,923
Net income (loss)..............................................      (22,096)      (29,909)       32,188
Company's share of:
    Net assets.................................................      289,986       277,193       288,673
    Net income.................................................  $     7,254   $     3,940   $    14,457


      Beginning in 1992, the company's investment in Ponderay Newsprint Company is reported in "Equity in unconsolidated companies and joint ventures" in the Consolidated Balance Sheet, and related amounts are included in the above table.
      In 1989, the Detroit Free Press and The Detroit News began operating under a joint operating agreement as the Detroit Newspaper Agency (DNA). Balance sheet amounts for the DNA at Dec. 26, 1993, Dec. 27, 1992, and Dec. 29, 1991, are included above and the net assets contributed to the DNA are included in "Equity in unconsolidated companies and joint ventures" in the Consolidated Balance Sheet.

Capital Stock
Note E

      In 1991, shareholders authorized 20.0 million shares of preferred stock for future issuance. Common stock authorized for issuance is 250.0 million shares at par value $.02-1/12 per share.
      The Employees Stock Purchase Plan provides for the sale of common stock to employees of the company and its subsidiaries at a price equal to 85% of the market value at the end of each purchase period. Participants under the plan received 278,251 shares in 1993, 240,022 shares in 1992 and 266,330 shares in 1991. The purchase price of shares issued in 1993 under this plan ranged between $46.59 and $50.89, and the market value on the purchase dates of such shares ranged from $54.81 to $59.88.
      The Employee Stock Option Plan provides for the issuance of non-qualified stock options and incentive stock options. Options are issued at prices not less than market value at date of grant and are exercisable when issued.
There is no expiration date for the granting of options, but options must expire no later than 10 years from the date of grant. The option plan provides for the discretionary grant of stock appreciation rights (SARs) in tandem with previously granted options, which allow a holder to receive in cash, stock or combinations thereof the difference between the exercise price and the fair market value of the stock at date of exercise. The value of stock appreciation rights is charged to compensation expense. When options and stock appreciation rights are granted in tandem, the exercise of one cancels the exercise right of the other.
      Proceeds from the issuance of shares under these plans are included in shareholders' equity and do not affect income.

Transactions under the Employee Stock Option Plan are summarized as follows:

                                                               Number        Average
                                                                 of           Price
                                                               Shares       Per Share
                                                              ----------    ---------
Outstanding
    Dec. 30, 1990.........................................    4,060,385       $42.56
        Exercised.........................................     (842,201)       36.17
        Canceled..........................................      (39,625)       51.39
        Granted...........................................      754,970        46.56
                                                              ---------
Outstanding
    Dec. 29, 1991.........................................    3,933,529        44.61
        Exercised.........................................   (1,155,062)       42.74
        Canceled..........................................      (11,800)       48.49
        Granted...........................................      714,295        58.60
                                                             ----------
Outstanding
    Dec. 27, 1992.........................................    3,480,962        48.09
        Exercised.........................................     (353,564)       39.47
        Canceled..........................................         (900)       58.63
        Granted...........................................      739,925        58.88
                                                             ----------
Outstanding
    Dec. 26, 1993.........................................    3,866,423       $50.94
                                                             ==========



The exercise price of the shares issued upon exercise of stock options in 1993 ranged between $24.63 and $58.63.
      In 1993, shareholders voted in favor of a proposal amending the Employee Stock Option Plan to make an additional 3.5 million shares of the company's common stock available for options. In addition, shareholders voted in favor of an amendment to make 1.5 million shares of common stock available for purchase under the Employees Stock Purchase Plan.
                                     -81-


      At Dec. 26, 1993, shares of the company's authorized but unissued common stock were reserved for issuance as follows:

                                     Shares
                                    ---------
Employee stock option plans         3,569,818
Employees stock purchase plan       1,741,089
                                    ---------
      Total                         5,310,907
                                    =========
      Since 1985, the company has purchased 21.2 million shares of its own stock for approximately $872.0 million. See Treasury Stock Purchases in Item 5.
      Each holder of a common share has been granted a right, under certain conditions, to purchase from the company one common share at a price of $200, subject to adjustment. The rights provide that in the event the company is a surviving corporation in a merger, each holder of a right will be entitled to receive common shares having a value equal to two times the exercise price of the right. In the event the company engages in a merger or other business combination transaction in which the company is not the surviving corporation, the rights agreement provides that proper provision shall be made so that each holder of a right will be entitled to receive common stock of the acquiring company having a value equal to two times the exercise price of the right. The rights agreement also provides that in the event any person acquires 20% or more of the company's outstanding common stock (other than pursuant to an offer for all outstanding stock that the board determines is fair and in the best interests of the company and stockholders), each right (other than rights held by the person who has acquired such 20% or larger block) will entitle its holder to purchase common stock of the company having a value equal to twice the exercise price of the right. No rights certificates will be distributed until 10 days following a public announcement that a person or group has acquired beneficial ownership of 20% or more of the company's outstanding common stock, or 10 days following the commencement of a tender offer or exchange offer for 20% or more of the company's outstanding stock. Until such time, the rights are evidenced by the common share certificates of the company. The rights are not exercisable until distributed and will expire on July 10, 1996, unless earlier redeemed. The company has the option to redeem the rights in whole, but not in part, at a price of $.05 per right.
                                  -82-






Retirement Plans
Note F

      The company and its subsidiaries have several company-administered non-contributory defined benefit plans covering most non-union employees. These plans provide benefits that are based on the employees' compensation during various times before retirement. The funding policy for these plans is to contribute annually an amount that is intended to provide the projected benefit earned during the year for the covered employees. The company also contributes to certain union-administered, company-administered and jointly administered negotiated plans covering union employees. The funding policy for these plans is to make annual contributions in accordance with applicable agreements.
      The company also sponsors certain defined contribution plans established pursuant to Section 401(k) of the Internal Revenue Code. Subject to certain dollar limits, employees may contribute a percentage of their salaries to these plans, and the company will match a portion of the employees' contributions.
      A summary of the components of net periodic pension cost for the defined benefit plans (both company-administered non-negotiated and single-employer negotiated plans) is presented here, along with the total amounts charged to pension expense for multi-employer union plans, defined contribution plans and other agreements (in thousands):

                             1993           1992         1991
                            -------       -------      -------
Defined Benefit Plans:
Service cost.............  $ 18,961      $ 18,162     $ 17,782
Interest cost............    45,961        42,638       38,669
Actual return on
plan assets...........      (78,805)      (43,699)    (112,926)
Net amortization
   and deferral..........    25,632        (7,133)      72,335
                           --------      --------     --------
      Net................    11,749         9,968       15,860


Multi-employer
union plans..............    12,713        12,226       11,381
Defined contribution
plans....................     9,139         7,617        6,945
Other....................     2,454         2,300        2,890
                           --------      --------     --------
Net periodic
pension cost...            $ 36,055      $ 32,111     $ 37,076
                           ========      ========     ========

Assumptions used each year in accounting for defined benefit plans were:

                                     1993          1992            1991
                                   --------      --------      --------
Discount rate as of
year end....................       5.75-7.5 %    7.5-8.5 %     7.5-8.5 %
Expected long-term rate
of return on assets
assumed in determining
pension expense.............        8.0-8.5          8.5           8.5
Rate of increase in
compensation levels
as of year end..............        3.5-4.5      4.0-7.0       4.0-7.0


The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheet for the defined benefit plans (in thousands):





                                                   Dec. 26, 1993                 Dec. 27, 1992              Dec. 29, 1991
                                          ------------------------------ ----------------------------   ---------------------------
                                          Plans Whose      Plans Whose    Plans Whose     Plans Whose    Plans Whose   Plans Whose
                                          Assets Exceed    Accumulated    Assets Exceed   Accumulated    Assets Exceed Assets Exceed
                                          Accumulated      Benefits       Accumulated     Benefits       Accumulated   Accumulated
                                          Benefits         Exceed Assets  Benefits        Exceed Assets  Benefits      Benefits
                                         (17 plans)        (9 plans)      (21 plans)     (5 plans)       (20 plans)    (6 Plans)
                                          ----------       -------------- -------------  --------------  -------------- ------------
Actuarial present value of
   benefit obligations:
      Vested benefit obligations.......  $(485,172)        $ (51,583)      $(378,523)      $ (38,848)      $(373,275)     $ (16,488)
                                         =========       ===========    ============      ==========     ===========     ==========
      Accumulated benefit obligations..  $(495,682)        $ (54,205)      $(386,238)      $ (40,668)      $(382,557)     $ (17,971)
                                         =========       ===========    ============      ==========     ===========     ==========
Projected benefit obligation.............$(579,162)        $ (64,329)      $(488,852)      $ (44,709)      $(464,623)     $ (20,007)
Plan assets at fair value................  648,468            36,955         571,477          29,247         562,093          8,359
Projected benefit obligation             ---------       -----------     -----------      ----------     -----------     ----------
   less than (in excess of) plan assets..   69,306           (27,374)         82,625         (15,462)         97,470        (11,648)
Unrecognized net (gain) loss.............  (31,764)            5,464         (54,642)            826         (82,463)         1,588
Prior service cost not yet recognized
   in net periodic pension cost............ 30,305            13,054          36,561           6,383          36,058          1,992
Unrecognized net (asset)
   obligation at the date FAS 87
   was adopted, net of amortization......  (33,511)            2,962         (38,600)          3,166         (42,692)         2,402
Adjustment required to recognize
   minimum liability.....................                    (11,357)                         (6,333)                        (3,946)
                                         ---------       -----------    ------------    ------------     -----------    -----------
Net pension asset (liability) recognized
   in the Consolidated Balance Sheet.....$  34,336         $ (17,251)       $ 25,944       $ (11,420)       $  8,373      $  (9,612)
                                         =========       ===========   =============     ===========     ===========    ===========

Net pension assets are included in "Other" non-current assets and net pension liabilities are included in "Employment benefits and other non-current liabilities."  Substantially all of the assets of the company-administered plans are invested in listed stocks and bonds.





Segment Information
Note  G

      The company is a diversified information and communications company with two principal business segments: Newspapers and Business Information Services. Financial data regarding the company's business segments are presented in Items 1 & 2 in the supplemental information.
      Operating revenue by industry segment includes sales to un-affiliated customers, as reported in the company's consolidated income statement.
      Operating income is operating revenue less operating expenses, including depreciation expense and amortization of intangibles. General corporate expenses are not allocated to the Newspaper or Business Information Services divisions. Equity in net income of unconsolidated companies and joint ventures, interest income, net interest expense, other non-operating income and expense items, as well as income taxes, have not been included in the amounts reflected as operating income by segment.
      Identifiable assets by segment are all assets employed in the individual operations of each business segment and excess of cost over net assets acquired associated with acquisitions in each segment. General corporate assets include cash and equivalents, other investments, net assets of unconsolidated companies and joint ventures (other than the Detroit Newspaper Agency, which is included in Newspaper Division assets), and property, plant and equipment used primarily for corporate purposes. Investments in unconsolidated companies and joint ventures are discussed in Notes A and D.

Postretirement Benefits Other Than Pensions
Note H
      The company and its subsidiaries have defined postretirement benefit plans that provide medical and life insurance for retirees and eligible dependents. Effective with the beginning of fiscal year 1992, the company implemented, on the immediate recognition basis, Statement of Financial Accounting Standards
(FAS) 106, Accounting for Postretirement Benefits Other Than Pensions. This statement requires that the cost of these benefits, which are primarily for health care and life insurance, be recognized in the financial statements throughout the employees' active working careers. The company's previous practice was to expense these costs on a cash basis, principally after retirement.
      The cumulative effect of adopting FAS 106 on the immediate recognition basis, as of the beginning of 1992, was to reduce net income by $131.0 million (net of income taxes of $80.3 million), or $2.37 per share. The 1992 after-tax impact of FAS 106 (excluding the cumulative effect of adoption) was to reduce earnings by $4.0 million, or $.07 per share.
      This charge includes a previously unrecognized accumulated postretirement benefit obligation of $211.3 million, including $47.2 million related to the company's share of the Detroit Newspaper Agency (DNA). This obligation was based on plans in place at the beginning of 1992. The company valued the accumulated postretirement benefit obligation as of Dec. 26, 1993, and Dec.
27, 1992, using the following actuarial assumptions:
      Discount rate: 7.5% in 1993 and 8.5% in 1992
      Return on plan assets: 8.5% in 1993 and 1992
      Annual rate of increase in salaries: 4.5% in 1993 and 5.0% in 1992 Medical trend rate: 12.0% for 1994, reducing to 5.5% in 2001 and thereafter and 14.0% for 1993, reducing to 6.5% in 2001 and thereafter. In 1992, the company announced several changes to its retiree non-union benefit plans that established a maximum annual dollar cap for medical premiums the company would pay and eliminated coverage for future retirees after the age of 65. During 1993, many of the company's unions adopted similar changes to their retiree benefit plans. Most current retirees will keep their current plans.
      Proforma amounts for 1991 show that net income would have been reduced by approximately $8.4 million (approximately $.16 per share). The impact on 1992 and 1993 is substantially less due to the effect of the plan amendments described above. These plan amendments resulted in an unrecognized reduction in prior service cost, which is being amortized over future years. 1993 reflects a full year of amortization for the reduction in prior service cost.

The following tables present the funded status of the company's benefit plans (excluding liabilities of the DNA that are reported in the Consolidated Balance Sheet under the investment caption "Equity in unconsolidated companies and joint ventures") and the components of 1993 and 1992 periodic expense (in thousands):







                                        -87-



                                                         1993                                      1992
                                              -------------------------------           ---------------------------------
                                                               Life Insurance                              Life Insurance
                                              Medical            and Other              Medical              and Other
                                               Plans               Plans                 Plans                 Plans
                                              --------        ---------------           ---------        ---------------
Accumulated postretirement
   benefit obligation:
      Retirees.....................         $  71,550                $13,619          $  54,504                 $ 13,375
      Fully eligible active
         plan participants.........            12,375                  5,267             22,293                    3,030
      Other active plan
         participants..............            19,667                 17,679             26,411                   18,558
                                            ---------                -------          ---------                 --------
      Total........................           103,592                 36,565            103,208                   34,963
Fair value of assets...............               -                      -                  -                        -
Accumulated benefit
   obligation in excess
   of plan assets..................           103,592                 36,565            103,208                   34,963
Unrecognized net
   reduction (increase) in prior
   service costs...................            34,331                   (169)            34,592                      -
Unrecognized net
   gain (loss).....................            (2,900)                 2,912                -                        -
                                            ---------                -------          ---------                 --------
Accrued liability recognized
   in the balance sheet............         $ 135,023                $39,308          $ 137,800                 $ 34,963
                                            =========                =======          =========                 =========
Net periodic postretirement
   benefit cost includes
   the following components:
      Service cost.................                   $ 3,911                                   $   4,647
      Interest cost................                    13,184                                      13,434
      Amortization.................                    (3,558)                                     (1,947)
      Net periodic
         postretirement                               -------                                   ---------
         benefit cost..............                   $13,537                                   $  16,134
                                                      =======                                   =========
Impact of one percent increase
in medical trend rate:

   Aggregate impact on 1993
      service cost and
      interest cost................                   $ 1,750
Increase in Dec. 26, 1993,                            =======
   accumulated
   postretirement
   benefit obligation..............                   $ 9,900
                                                      =======





Acquisitions
Note I
      On March 1, 1993, the company (through its wholly owned subsidiaries Knight-Ridder Business Information Services, Inc., and Dialog Information Services, Inc.) acquired all of the outstanding shares of Data-Star
(composed of Radio Suisse and Data-Star Marketing) from Motor-Columbus and Peter Martin, respectively. Data-Star is Europe's leading online information service.
      On Dec. 2, 1993, the company acquired all of the outstanding shares of Equinet Pty. Ltd. Equinet is an Australia-based provider of online business real-time and archival equity, option price and analytical information services. The acquisitions were accounted for as purchases and, accordingly, the accompanying financial statements include their operations from the acquisition dates. The cost of acquisitions is included in the caption "Other items, net" in the "Cash Required For Investing Activities" section of the Consolidated Statement of Cash Flows. The effect on operations and proforma results of operations was not material.

Commitments and Contingencies
Note J
      At Dec. 26, 1993, the company had lease commitments currently estimated to aggregate approximately $84.1 million that expire from 1994 through 2051 as follows (in thousands):




                                          -89-

1994                   $21,082
1995                    15,654
1996                    12,339
1997                    10,070
1998                     7,797
1999 and thereafter     17,174
                       -------
TOTAL                  $84,116
                       =======

      Payments under the lease contracts were $25.4 million in 1993, $25.2 million in 1992 and $24.1 million in 1991.
      Various libel actions, environmental and other legal proceedings that have arisen in the ordinary course of business are pending against the company and its subsidiaries.
      In 1990, a verdict was rendered against the company's subsidiary, Philadelphia Newspapers, Inc., (PNI), publisher of The Philadelphia Inquirer and Philadelphia Daily News, in a libel action entitled Sprague v. Philadelphia Newspapers, Inc., for $2.5 million in compensatory damages and $31.5 million in punitive damages. Following entry of the judgment on Sept. 15, 1992, PNI, as required by statute, posted a bond equal to 120% of the amount of the verdict and appealed the judgment to the Pennsylvania Superior Court. PNI believes that substantial grounds exist for a decision by an appellate court to reverse the trial court and remand the case for a new trial.
      In the opinion of management, the ultimate liability to the company and its subsidiaries as a result of this and other legal proceedings will not be material.

Management's Responsibility for Financial Statements
Shareholders:
      The consolidated financial statements and other financial information were prepared by management in conformity with generally accepted accounting principles applied on a consistent basis throughout the periods. The manner of presentation, the selection of accounting policies and the integrity of the financial information are the responsibility of management. Some of the amounts included in the financial statements are estimates based on management's best judgment of current conditions and circumstances.
      To fulfill its responsibilities, management has developed and continues to maintain a system of internal accounting controls. We believe the controls in use are adequate to provide reasonable assurance that assets are safeguarded
                                      -90-


from loss or unauthorized use, and that the financial records are reliable for preparing the financial statements and maintaining accountability for assets. These systems are augmented by written policies, organizational structures providing for division of responsibilities, qualified financial officers at each operating unit, careful selection and training of financial personnel and a program of internal audits. There are, however, inherent limitations in any control system, in that the cost of maintaining a control system should not exceed the benefits to be derived.
      The Audit Committee of the Board of Directors is composed of outside directors and meets periodically with management, internal auditors and independent auditors, both separately and together, to review and discuss the auditors' findings and other financial and accounting matters. Both the independent and internal auditors have free access to the committee.
      The consolidated financial statements have been audited by the company's independent auditors and their report is presented below. The independent auditors are elected each year at the annual shareholders meeting based on a recommendation by the Audit Committee and the Board of Directors.

James K. Batten
- --------------------
James K. Batten
Chairman and
Chief Executive Officer

Ross Jones
- --------------------
Ross Jones
Senior Vice President/Finance
and Chief Financial Officer


Report of Independent Certified Public Accountants
Shareholders
Knight-Ridder, Inc.

      We have audited the consolidated balance sheet of Knight-Ridder, Inc., and subsidiaries as of Dec. 26, 1993, Dec. 27, 1992, and Dec. 29, 1991, and the related consolidated statements of income, cash flows and shareholders'
equity for each of the three years then ended.   Our audits also included
the financial statement schedules listed in the Index at Item 14 (a).
These financial statements and schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
                                     -91-



      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knight-Ridder, Inc., and subsidiaries at Dec. 26, 1993, Dec. 27, 1992, and Dec. 29, 1991, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
      As discussed in Notes B and H the consolidtaed financial statements, in 1992 the Company changed its method of accounting for income taxes and postretirement benefits other than pensions.

ERNST & YOUNG

Miami, Fla.
Feb. 1, 1994




ITEM 9.     Changes in and Disagreements with Accountants on Accounting and
            ---------------------------------------------------------------
            Financial Disclosure.
            ---------------------

            Not Applicable

PART III

ITEM

10.   Directors and Executive Officers of the Registrant
      --------------------------------------------------
      1994 Proxy Statement page 2, "Election of Directors"; page 3, "Nominees for Election as Directors for Terms Ending 1997"; page 4, "Nominees for Election as Directors for Terms Ending 1995"; "Nominees for Election as Directors for Terms Ending 1996"; page 15, "Certain Transactions, Relationships and Reports of Certain Stock Transactions."

Knight-Ridder's Executive Committee:

     James K. Batten, 58, chairman since 1989 and chief executive officer since 1988. Served as president 1982 to 1989; senior vice president 1980 to 1982; vice president/news 1975 to 1980; Charlotte Observer executive editor 1972 to 1975. Advanced Management Program, Harvard Business School, 1981; M.P.A., public affairs, Princeton University, 1962; B.S., chemistry/ biology, Davidson College, 1957.

           Alvah H. Chapman Jr., 72, chairman of the Executive Committee since 1984. Served as chairman of the board 1982 to 1989; chief executive officer 1976 to 1988; president 1973 to 1982; executive vice president 1967 to 1973; vice president 1966 to 1967; Miami Herald general manager 1962 to 1969. B.S., business administration, The Citadel, 1942.

     Mary Jean Connors, 41, vice president/human resources since 1989. Served as Philadelphia Newspapers, Inc., vice president/human resources 1988 to 1989; assistant to the senior vice president/ news for Knight-Ridder 1988; The Miami Herald assistant managing editor/ personnel 1985 to 1988; held various editing positions at The Miami Herald 1980 to 1985. B.A., English, Miami University in Oxford, Ohio, 1973.

     John C. Fontaine, 62, executive vice president since January 1994; senior vice president 1987 to 1993; general counsel 1980 to 1993. Formerly a partner with Hughes Hubbard & Reed. LL.B., Harvard Law School, 1956; B.A., political science, University of Michigan, 1953.

     Ross Jones, 51, senior vice president and chief financial officer since October 1993; vice president/finance since March 1993. Served as vice president and treasurer of Reader's Digest Association, Inc., 1985 to 1993 and in other positions there 1977 to 1985. Served as manager at Brown Brothers Harriman & Co. 1970 to 1977. M.B.A., finance, Columbia University Business School, 1970; B.A. in classics, Brown University, 1965.

     Bernard H. Ridder Jr., 77, former chairman of the board 1979 to 1982; former chairman of the Executive Committee 1976 to 1984; former vice chairman of the board 1974 to 1979. Served as president and chief executive officer of Ridder Publications, Inc., 1969 to 1974. B.A., history, Princeton University, 1938.

     P. Anthony Ridder, 53, president since 1989; president of Newspaper Division since 1986; chairman of the Operating Committee since 1985; board member since 1987. Served as publisher of the San Jose Mercury News 1977 to 1986; general manager 1975 to 1977; business manager 1969 to 1975. B.A., economics, University of Michigan, 1962.

Other Officers:

     Marty Claus, 45, vice president/ news since 1993. Served as Detroit Free Press managing editor/business and features from 1987 to 1992; held various editing positions at the Free Press 1977 to 1987. Held various writing and editing positions at the San Bernardino (Calif.) Sun-Telegram 1970 to 1977. B.A., journalism, Michigan State University Honors College, 1970.

     Stephen D. Dempsey, 41, assistant vice president/information systems since February 1994. Served as director of information systems from 1990 to 1994; San Jose Mercury News information systems director from 1984 to 1990; various technical positions 1979 to 1984; Boulder Daily Camera, various programming and circulation positions, 1969 to 1979. B.A., history, University of Colorado, 1975.

     Gary R. Effren, 37, assistant vice president/assistant treasurer since December 1993. Served as assistant to the vice president/ finance and treasurer 1989 to 1993; director of corporate accounting 1986 to 1989; business manager of Viewdata Corp. of America 1984 to 1986; manager of financial reporting 1983 to 1984. M.B.A., University of Miami, 1989; B.S., accounting, Rider College, 1978.

     Virginia Dodge Fielder, 45, vice president/research since 1989. Served as vice president/news and circulation research 1986 to 1989. Served as director/news and circulation research 1981 to 1985; editorial research manager, Chicago Sun-Times 1979 to 1981; held various positions at Lexington Herald-Leader 1976 to 1979. Ph.D., mass communications, Indiana University, 1976; M.A., journalism, Indiana University, 1974; B.A., psychology, Transylvania University, 1970.

     Douglas C. Harris, 54, vice president and secretary since 1986. Served as vice president/personnel 1977 to 1985; director/personnel 1972 to 1977. Formerly with Peat, Marwick, Mitchell and Co. as director of college and special recruiting. Advanced Management Program, Harvard Business School, 1987; Ed.D., counseling and guidance, Indiana University, 1968; M.S., student personnel, Indiana University, 1964; B.S., business administration, Murray State University, 1961.

     W. H. (Gus) Harwell Jr., 64, senior vice president/operations since 1989. Served as group vice president/operations 1981 to 1989. Served as Tallahassee Democrat president and publisher 1978 to 1981; general manager 1973 to 1978; Boca Raton News publisher 1968 to 1973. B.J., community journalism, University of Missouri, 1951.

     Clark Hoyt, 51, vice president/news since August 1993. Served as chief of the Knight-Ridder Washington Bureau 1987 to 1993; news editor 1985 to 1987; managing editor, The Wichita Eagle, 1981 to 1985; various editing positions, Detroit Free Press, 1977 to 1981; various reporting positions, the Detroit Free Press and Washington Bureau. B.A., English literature, Columbia College, 1964.

     Ivan A. Jones, 51, assistant vice president/personnel research and development since 1986. Served as director/ personnel research and development 1977 to 1986; personnel consultant 1975 to 1977. Formerly with the consulting firm of Byron Harless, Reid & Associates 1973 to 1975. Ph.D., industrial psychology, Baylor University, 1969; M.A., psychology, Baylor University, 1967; B.A., psychology, University of Arizona, 1964.

     Polk Laffoon IV, 48, vice president/ corporate relations since March 1994. Served as assistant to the president 1992 to 1994; assistant circulation director/distribution, The Miami Herald, 1991 to 1992; executive assistant to the vice president/marketing 1989 to 1991; Living Today editor, 1987 to 1989. Served as director and vice president/ investor relations, Taft

Broadcasting Co., 1982 to 1987. Held various writing and editing positions at the Detroit Free Press 1978 to 1982. M.B.A., marketing, Wharton School, 1970; B.A., English, Yale, 1967.

     Tally C. Liu, 43, vice president/finance and controller since October 1993; vice president and controller 1990 to 1993. Served as San Jose Mercury News vice president and chief financial officer 1987 to 1990; chief financial officer 1986 to 1987; controller 1983 to 1986; Boca Raton News controller 1980 to 1983; assistant controller 1978 to 1980. M.B.A., Florida Atlantic University, 1977; B.S., business administration, National Chen-Chi University, 1973; CPA.

     Mario R. Lopez, 54, assistant vice president/internal audit since July 1993. Served as partner at Deloitte & Touche 1978 to 1993 and in other positions there from 1964 to 1978. B.S., business administration, Saint Joseph's University, 1962, CPA.

     Larry D. Marbert, 40, vice president/ technology since February 1994. Served as Philadelphia Newspapers, Inc., senior vice president/operations 1991 to 1994; vice president/operations research and planning 1988 to 1991; vice president/production 1986 to 1988; Knight-Ridder director of production/Newspaper Division 1981 to 1986; various production positions, The Miami Herald, 1977 to 1981. M.S., management science, Auburn University, 1977; B.S., University of North Carolina, business administration, 1976.

     Jerry M. Marshall, 55, assistant vice president/financial services since 1986. Served as director of accounting administration 1984 to 1985; director of corporate accounting 1977 to 1984; manager of corporate accounting 1972 to 1977; internal auditor 1969 to 1972. B.S., accounting, Kent State University, 1963.

     Cristina Lagueruela Mendoza, 47, vice president/general counsel since 1993; vice president/associate general counsel 1992 to 1993; associate general counsel since 1990. Served as a partner in the Miami law firm of Murai, Wald, Biondo, Moreno & Mendoza, P.A., 1988 to 1990; associate 1984 to 1988. J.D., University of Miami Law School, 1982; M.A., political science, University of Miami, 1967; B.A., political science, Chatham College, 1966.

     Laurence D. Olmstead, 36, assistant vice president/ human resources/ diversity since December 1993. Served as special projects editor/metro staff of The New York Times 1993; city editor of the Detroit Free Press 1991 to 1993; held various editing and reporting positions 1980 to 1991. Attended George Washington University.
                                   -96-

     Peter E. Pitz, 52, vice president/operations since February 1994. Served as vice president/technology 1989 to 1994; San Jose Mercury News vice president/operations 1987 to 1989; Detroit Free Press director of operations 1983 to 1987; Denver Post operations manager 1974 to 1983. M.B.A., Denver University, 1979; B.S., business administration, Northern Illinois University, 1963.

     David K. Ray, 52, president of Business Information Services Division since 1983; Knight-Ridder vice president since 1980. Formerly a vice president, LIN Broadcasting Co. M.B.A., University of Chicago, 1965; B.A., liberal arts, Colgate University, 1963.

     Stephen H. Sheriff, 47, assistant vice president/taxation since 1989. Served as director of taxation 1987 to 1989. Formerly with Federal Express as director of taxation. J.D., University of Miami School of Law, 1992; B.B.A., accounting, University of Georgia, 1971; CPA.

     Homer E. Taylor, 51, vice president/supply since 1987. Formerly vice president/manufacturing and supply with Scripps Howard. B.S., business, West Virginia Institute of Technology, 1973; A.S., electrical engineering, West Virginia Institute of Technology, 1970.

     Jerome S. Tilis, 51, vice president/marketing since 1987. Served as president of the Detroit Free Press 1985 to 1989; senior vice president of Philadelphia Newspapers, Inc., 1980 to 1985; vice president of advertising sales and marketing 1979 to 1980; advertising director 1977 to 1979. Advanced Management Program, Harvard Business School, 1984; B.S., chemistry, Hunter College, 1964.

Knight-Ridder Board:
The Knight-Ridder Board of Directors is composed of members who represent a wide cross-section of American business and journalism. The group includes highly experienced investment and commercial bankers, leaders of top American corporations, senior executives and retired executives of the company and members of the Knight and Ridder families. The group is the central governing body of the company.

Eric Ridder, 75, publisher emeritus of The Journal of Commerce, a director since 1983; attended Harvard University.

Jesse Hill Jr., 67, chairman and chief executive officer of Atlanta Life Insurance Co., a director since 1980; M.B.A., actuarial science, University of Michigan, 1949; B.S., mathematics and physics, Lincoln University, 1947.

Barbara Knight Toomey, 56, experienced in management consulting, data retrieval and storage, resort management and library science, a director since 1989; B.A., geography and zoology, Boston University, 1959.

James K. Batten, 58, chairman and chief executive officer, a director since 1981; Advanced Management Program, Harvard Business School, 1981; M.P.A., public affairs, Princeton University, 1962; B.S., chemistry/biology, Davidson College, 1957.

Ben R. Morris, 71, former president of The State-Record Company, a director since 1986; B.S., textile engineering, North Carolina State University, 1948.

Peter C. Goldmark Jr., 53, president of The Rockefeller Foundation, a director since 1990; B.A., government, Harvard College, 1962.

Bernard H. Ridder Jr., 77, former chairman of the board and of the Executive Committee, a director since 1946; B.A., history, Princeton University, 1938.

P. Anthony Ridder, 53, president of Knight-Ridder and of the Newspaper Division, a director since 1987; B.A., economics, University of Michigan, 1962.

C. Peter McColough, 71, former chairman and CEO of Xerox Corp., a director since 1982; LL.B., law, Dalhousie University (Nova Scotia), 1947; M.B.A., Harvard University, 1949.

Joan Ridder Challinor, 66, research associate at the National Museum of American History, Smithsonian Institution, a director since 1989; Ph.D., U.S. history, The American University in Washington, D.C., 1982; M.A., U.S. history/ancient history, The American University, 1974; B.A., history, The American University, 1971.

Thomas L. Phillips, 69, retired chairman and chief executive officer of Raytheon Co., a director since 1983; M.S., electrical engineering, Virginia Polytechnic Institute, 1948; B.S., electrical engineering, Virginia Polytechnic, 1947.

Barbara Barnes Hauptfuhrer, 65, director of several public companies, a Knight-Ridder director since 1979; B.A., sociology and economics, Wellesley College, 1949.

William S. Lee, 64, chairman and president of Duke Power, a director since 1990; B.S., civil engineering, Princeton University, 1951.

John L. Weinberg, 69, senior chairman of Goldman, Sachs & Co., a director since 1969; M.B.A., business administration, Harvard University, 1950; B.A., economics, Princeton University, 1948.

Gonzalo F. Valdes-Fauli, 47, regional chief executive: Latin America of Barclays Bank PLC, a director since 1992; master's in international finance, Thunderbird Graduate School for International Management, 1970; B.S., economics, Spring Hill College, 1968.

Alvah H. Chapman Jr., 72, chairman of the Executive Committee and former chairman of the board and chief executive officer, a director since 1962; B.S., business administration, The Citadel, 1942.


11.   Executive Compensation
      ----------------------
      1994 Proxy Statement, pages 7 and 8, "Compensation Committee Interlocks and Insider Participation"; pages 8 through 10, "Executive Compensation;" page 11, "Senior Executive Compensation;" page 12, "Stock Options Granted;" pages 12 and 13, "Stock Options Exercised;" page 13, "Pension Benefits;" and page 15, "Compensation of Directors"


12.   Security Ownership of Certain Beneficial Owners and Management
      --------------------------------------------------------------
      1994 Proxy Statement page 1, "Common Stock Outstanding and Principal Holders" and page 6, "Security Ownership of Management"

      See Note E in Item 8.


13.   Certain Relationships and Related Transactions
      ----------------------------------------------
      1994 Proxy Statement page 15, "Certain Transactions, Relationships and Reports of Certain Stock Transactions"

      PART IV

14.   Exhibits, Financial Statement Schedules, and Reports on Form
      ------------------------------------------------------------
      8-K.
      ----
(a)

1. The following consolidated financial statements of Knight-Ridder, Inc. and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 26, 1993, are included in
    Item 8:

    Consolidated Balance Sheet - December 26, 1993, December 27, 1992 and December 29, 1991

    Consolidated Statement of Income - Years ended December 26, 1993, December 27, 1992 and December 29, 1991

    Consolidated Statement of Cash Flows - Years ended December 26, 1993, December 27, 1992 and December 29, 1991

    Consolidated Statement of Shareholders' Equity - Years ended
    December 26, 1993, December 27, 1992 and December 29, 1991

    Notes to consolidated financial statements - December 26, 1993


2. The following consolidated financial statement schedules of Knight-Ridder, Inc. and subsidiaries are submitted as a separate section of this report.

    Schedule V  -   Property, plant and equipment

    Schedule VI -   Accumulated depreciation, depletion and amortization of
                    property, plant and equipment

    Schedule VIII - Valuation and qualifying accounts

    Schedule IX -   Short-term borrowings

    Schedule X -    Supplementary income statement information

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, or have been shown in the consolidated financial statements or notes thereto, and therefore have been omitted from this section.

3.  Exhibits Filed

No. 3 - Articles of Incorporation and Bylaws are incorporated by reference to the Company's Form 10K, filed in March, 1981.

No. 4 - Indenture, dated as of April 6, 1989, is incorporated by reference to the Company's Registration Statement on Form S-3, effective
         April 7, 1989.  (No.  33-28010)

No. 10 - 1993 Executive MBO Plan description is incorporated herein on pages
         116 to 121.

       - Amendment to the Employee Stock Option Plan originally filed on May 6, 1980 is incorporated herein on pages 121-129

       - Director's Pension Plan dated January 1, 1994 is filed herein on pages 129-131

       - Executive Officer's Retirement Agreement dated July 19, 1993 is incorporated herein on pages 131-133

No. 11 - Statement re Computation of Per Share Earnings is filed herein on pages 133-135.

No. 12 - Statement re  Computation of Earnings to Fixed Charges Ratio From
         Continuing Operations is filed herein on page 135-136.

No. 19 - Executive Officer's Consulting/Retirement Agreement dated September
         20, 1989 is incorporated  herein on pages 136-138

       - Executive Officer's Retirement Agreement dated December 19, 1991 is incorporated herein on pages 139-142.

No. 22 - Subsidiaries of the registrant is filed herein on pages 142-144.

No. 24 - "Consent of Independent Certified Public Accountants" is filed herewith on page 145.

No. 25 - "Powers of Attorney" for all members of the Board of Directors, are filed herein on pages 146-161.


(b)   Reports on Form 8-K
      None were filed during the fourth quarter of 1993.


(c)   Exhibits
      The response to this portion of Item 14 is submitted as a separate section of this report.

(d)   Financial Statement Schedules
      The response to this portion of Item 14 is submitted as a separate section of this report.

                                     SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            KNIGHT-RIDDER, INC.




Dated March 22, 1994                     By James K. Batten
- --------------------                        -------------------------------
                                            James K. Batten
                                            Chairman of the Board and
                                            Chief Executive Officer





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated March 22, 1994                        James K. Batten
- ----------------------                      -------------------------------
                                            James K. Batten
                                            Chairman of the Board and
                                            Chief Executive Officer



Dated March 22, 1994                        Ross Jones
- ----------------------                      -------------------------------
                                            Ross Jones
                                            Chief Financial Officer and
                                            Senior Vice President/Finance



Dated March 22, 1994                        Tally C. Liu
- ----------------------                      -------------------------------

                                            Tally C. Liu
                                            Vice President/Finance and
                                            Controller
                                           (Chief Accounting Officer)






                                           /s/ James K. Batten*
                                           --------------------------------
                                            James K. Batten
                                            Director

                                           /s/ Alvah H. Chapman, Jr.*
                                           --------------------------------
                                            Alvah H. Chapman, Jr.
                                            Director



                                           /s/ Joan Ridder Challinor *
                                            -------------------------------
                                            Joan Ridder Challinor
                                            Director



                                           /s/ Peter C. Goldmark, Jr.*
                                            -------------------------------
                                            Peter C. Goldmark, Jr.
                                            Director



                                           /s/ Barbara Barnes Hauptfuhrer*
                                            -------------------------------
                                            Barbara Barnes Hauptfuhrer
                                            Director



                                           /s/ Jesse Hill, Jr.*
                                            -------------------------------
                                            Jesse Hill, Jr.
                                            Director



                                           /s/ William S. Lee*
                                            -------------------------------
                                            William S. Lee
                                            Director

                                           /s/ C. Peter McColough*
                                            -------------------------------
                                            C. Peter McColough
                                            Director




                                           /s/ Ben R. Morris*
                                            -------------------------------
                                            Ben R. Morris
                                            Director



                                           /s/ Thomas L. Phillips*
                                            -------------------------------
                                            Thomas L. Phillips
                                            Director




                                           /s/ P. Anthony Ridder*
                                            -------------------------------
                                            P. Anthony Ridder
                                            Director



                                           /s/ Bernard H. Ridder, Jr.*
                                            -------------------------------
                                            Bernard H. Ridder, Jr.
                                            Director



                                           /s/ Eric Ridder*
                                            -------------------------------
                                            Eric Ridder
                                            Director
                                 -106-


                                           /s/ Barbara Knight Toomey *
                                            -------------------------------
                                            Barbara Knight Toomey
                                            Director



                                           /s/ John L. Weinberg*
                                            -------------------------------
                                            John L. Weinberg
                                            Director



                                           /s/Gonzalo F. Valdes-Fauli*
                                            -------------------------------
                                            Gonzalo F. Valdes-Fauli
                                            Director



Dated March 22, 1994                       *By Ross Jones
- ----------------------                         ----------------------------
                                               Ross Jones
                                               Attorney-in-fact













                                      -107-





                                ANNUAL REPORT ON FORM 10-K


                               ITEM 14 (a) (2), (c) and (d)


                                     SUPPLEMENTARY DATA


                                      CERTAIN EXHIBITS


                                YEAR ENDED DECEMBER 26, 1993


                                    KNIGHT-RIDDER, INC.
                                     AND SUBSIDIARIES


                                       MIAMI, FLORIDA

                                                                   SCHEDULE  V
                                                                   -----------
PROPERTY,  PLANT  AND  EQUIPMENT
KNIGHT-RIDDER,  INC.  AND  SUBSIDIARIES
(IN  THOUSANDS  OF  DOLLARS)

COLUMN  A                                 COLUMN  B       COLUMN  C       COLUMN  D      COLUMN  E      COLUMN  F
- ----------                                ---------       ---------       ---------      ---------      ---------
                                          BALANCE  AT                                       OTHER         BALANCE
                                           BEGINNING                                       CHANGES           AT
                                              OF          ADDITIONS                          ADD          END  OF
CLASSIFICATION                              PERIOD        AT  COST (2)    RETIREMENTS     (DEDUCT)        PERIOD
- --------------                             ----------     -----------     -----------    ----------     ----------


YEAR  ENDED  DECEMBER  26,  1993 :

    LAND  AND  IMPROVEMENTS              $     62,638    $      3,251    $        36    $     1,032 (1)$     66,885

    BUILDINGS  AND  IMPROVEMENTS              372,021           9,022          1,778            291 (1)     379,556

    EQUIPMENT                               1,053,364          34,409         28,784        100,642 (1)   1,168,054
                                                                                              8,423 (3)
                                          -----------     -----------     ----------     ----------     -----------

                                            1,488,023          46,682         30,598        110,388       1,614,495
    CONSTRUCTION  AND  EQUIPMENT
      INSTALLATIONS  IN  PROCESS               91,225          24,028              0       (102,153)(1)      13,100
                                          -----------     -----------     ----------     ----------     -----------
                                         $  1,579,248    $     70,710    $    30,598    $     8,235    $  1,627,595
                                          ===========     ===========     ==========     ==========     ===========

YEAR  ENDED  DECEMBER  27,  1992 :

    LAND  AND  IMPROVEMENTS              $     51,167    $        278    $       124    $    11,317 (1)$     62,638

    BUILDINGS  AND  IMPROVEMENTS              275,815           1,062          1,700         96,844 (1)     372,021



                                      -109-


    EQUIPMENT                                 902,148          29,610         36,864        158,470 (1)   1,053,364
                                          -----------     -----------     ----------     ----------     -----------
                                            1,229,130          30,950         38,688        266,631       1,488,023
    CONSTRUCTION  AND  EQUIPMENT
      INSTALLATIONS  IN  PROCESS              287,215          70,994              0       (266,984)(1)      91,225
                                          -----------     -----------     ----------     ----------     -----------
                                         $  1,516,345    $    101,944    $    38,688    $      (353)   $  1,579,248
                                          ===========     ===========     ==========     ==========     ===========

YEAR  ENDED  DECEMBER  29,  1991 :

    LAND  AND  IMPROVEMENTS              $     49,401    $        734    $        48    $     1,080 (1)$     51,167

    BUILDINGS  AND  IMPROVEMENTS              269,950           1,258            521          5,128 (1)     275,815

    EQUIPMENT                                 827,604          38,777         20,532         56,299 (1)     902,148
                                          -----------     -----------     ----------     ----------     -----------
                                            1,146,955          40,769         21,101         62,507       1,229,130
    CONSTRUCTION  AND  EQUIPMENT
      INSTALLATIONS  IN  PROCESS              221,570         128,349             48        (62,656)(1)     287,215
                                          -----------     -----------     ----------     ----------     -----------
                                         $  1,368,525    $    169,118    $    21,149    $      (149)   $  1,516,345
                                          ===========     ===========     ==========     ==========     ===========



(1)   Reclassifications,  transfers  and  adjustments.
(2)   Property,  plant  and  equipment  additions  include  accruals  not  requiring  cash  expenditures  of
      $1,169 in 1993, $950 in 1992 and $2,287  in  1991.
(3)   Assets obtained though the acquisition of subsidiary.







                                      -110


                                                                                           SCHEDULE  VI
ACCUMULATED  DEPRECIATION,  DEPLETION  AND  AMORTIZATION                                   ------------
OF  PROPERTY,  PLANT  AND  EQUIPMENT
KNIGHT-RIDDER,  INC.  AND  SUBSIDIARIES
(IN  THOUSANDS  OF  DOLLARS)

COLUMN  A                                COLUMN  B     COLUMN  C     COLUMN  D     COLUMN  E   COLUMN  F
- ---------                                ----------    ----------    ----------    ----------  ---------
                                                       ADDITIONS                   OTHER       BALANCE
                                         BALANCE  AT   CHARGED TO                  CHANGES     AT
                                         BEGINNING     COSTS AND                   ADD         END  OF
DESCRIPTION                              OF PERIOD     EXPENSES (1)  RETIREMENTS  (DEDUCT)     PERIOD
- ------------                             -----------   ------------  -----------   ---------   ---------
YEAR  ENDED  DECEMBER  26,  1993:

  LAND  AND  IMPROVEMENTS               $     7,168   $      1,339  $         27  $     92 (2)$   8,544
                                                                                       (28)(3)
  BUILDING  AND  IMPROVEMENTS               121,737         16,175           899      (347)(2)  136,029
                                                                                      (637)(3)
  EQUIPMENT                                 568,602         86,800        28,825       122 (2)  621,901
                                                                                    (4,798)(3)
                                        -----------   ------------  ------------  ---------   ---------
                                        $   697,507   $    104,314  $     29,751  $ (5,596)   $ 766,474
                                        ===========   ============  ============  =========   =========
YEAR  ENDED  DECEMBER  27,  1992:

  LAND  AND  IMPROVEMENTS               $     6,555   $        643  $         28  $     26 (2)$   7,168
                                                                                       (28)(3)
  BUILDING  AND  IMPROVEMENTS               110,484         13,438         1,529        (7)(2)  121,737
                                                                                      (649)(3)
  EQUIPMENT                                 528,149         79,757        35,684       (46)(2)  568,602
                                                                                    (3,574)(3)
                                        -----------   ------------  ------------  ---------   ---------
                                        $   645,188   $     93,838  $     37,241  $ (4,278)   $ 697,507
                                       ============   ============  ============  =========   =========
YEAR  ENDED  DECEMBER  29,  1991:

  LAND  AND  IMPROVEMENTS               $     6,045   $        514  $         40  $     69 (2)$   6,555
                                                                                       (33)(3)
  BUILDING  AND  IMPROVEMENTS                99,571         12,160           490       (72)(2)  110,484


                                      -111-

                                                                                      (685)(3)
  EQUIPMENT                                 473,573         78,473        20,310       (37)(2)  528,149
                                                                                    (3,550)(3)
                                        -----------   ------------  ------------  ---------   ---------
                                        $   579,189   $     91,147  $     20,840  $ (4,308)   $ 645,188
                                        ===========   ============  ============  =========   =========


(1) The  annual  provisions  for  depreciation  have  been  computed  principally  in  accordance  with depreciable  lives.
              Land  and  improvements                   5-10  years
              Buildings  and  improvements             10-40  years
              Equipment                                 3-25  years
(2) Reclassifications  and  transfers.
(3) Transfer  of  additions  to  accumulated  depreciation  related  to  assets  of  The  Detroit  News
    Agency which is included  in  the  consolidated  balance  sheet  under  the  caption  "Equity  in unconsolidated  companies and joint ventures."



                                                                 SCHEDULE  VIII
                                                                 --------------
VALUATION AND QUALIFYING ACCOUNTS
KNIGHT-RIDDER,  INC.  AND  SUBSIDIARIES
(IN  THOUSANDS  OF  DOLLARS)

COLUMN  A                               COLUMN  B           COLUMN  C        COLUMN  D     COLUMN  E
- ----------                              -----------         ----------       ----------    ----------
                                                            ADDITIONS
                                                       ---------------------
                                        BALANCE  AT     CHARGED     CHARGED
                                         BEGINNING     TO  COSTS      TO                    BALANCE
                                            OF            AND        OTHER                  AT  END
DESCRIPTION                               PERIOD        EXPENSES   ACCOUNTS  DEDUCTIONS     OF  PERIOD
- ------------                            -----------     ---------  --------  ------------   ----------
YEAR  ENDED  DECEMBER  26,  1993:

  RESERVES  AND  ALLOWANCES
    DEDUCTED  FROM  ASSET  ACCOUNT:
         ACCOUNTS  RECEIVABLE
               ALLOWANCES              $     14,450   $   18,519            $   18,415(1)     $ 14,554
         VALUATION ALLOWANCE FOR
               DEFERRED TAXES                10,980         -                    6,995(2)        3,985
                                       ------------   ----------             ---------     -----------
                                       $     25,430   $   18,519             $  25,410        $ 18,539

YEAR  ENDED  DECEMBER  27,  1992:

  RESERVES  AND  ALLOWANCES
    DEDUCTED  FROM  ASSET  ACCOUNT:
         ACCOUNTS  RECEIVABLE
               ALLOWANCES              $     12,305   $   22,093            $   19,948(1)     $ 14,450
         VALUATION ALLOWANCE FOR
               DEFERRED TAXES                   -         10,980                   -            10,980
                                       ------------   ----------            ----------        --------
                                       $     12,305   $   33,073            $   19,948        $ 25,430



YEAR  ENDED  DECEMBER  29,  1991:

  RESERVES  AND  ALLOWANCES
    DEDUCTED  FROM  ASSET  ACCOUNT:
         ACCOUNTS  RECEIVABLE
               ALLOWANCES              $     11,747   $   20,556            $   19,998(1)     $ 12,305





(1) Represents  uncollectible  accounts  written-off,  net  of  recoveries.
(2) Represents net reduction in valuation allowance which is determined to be no longer required.



                                                                  SCHEDULE  IX
                                                                  ------------
SHORT-TERM  BORROWINGS
KNIGHT-RIDDER, INC. AND SUBSIDIARIES
(IN  THOUSANDS  OF  DOLLARS)





  COLUMN  A                             COLUMN  B  COLUMN  C  COLUMN  D    COLUMN  E      COLUMN  F
- -----------------------                 ---------  ---------  -----------  -----------  -------------
 CATEGORY  OF                            BALANCE   WEIGHTED  MAX.  AMOUNT AVG.  AMOUNT  WEIGHTED  AVG.
  AGGREGATE                                 AT      AVERAGE  OUTSTANDING  OUTSTANDING   INTEREST  RATE
  SHORT-TERM                             END  OF   INTEREST     DURING    DURING  THE       DURING
  BORROWINGS                              PERIOD     RATE    THE  PERIOD  PERIOD  (2)   THE  PERIOD  (3)
- --------------                          ---------  --------- ------------ ------------  --------------


YEAR  ENDED  DECEMBER  26,  1993:

    COMMERCIAL  PAPER  (1)                $53,985      3.2%     $154,700      $97,379             3.2%
                                     -114-




YEAR  ENDED  DECEMBER  27,  1992:

    COMMERCIAL  PAPER                     $62,326      3.4%     $124,800      $53,172             4.3%




YEAR  ENDED  DECEMBER  29,  1991:

    COMMERCIAL  PAPER                   $111,288      5.9%     $419,455     $250,031             6.4%





(1) Commercial  paper  generally  matures  in  30  to  90  days  from  the  date  of  issue  with  no  provisions  for  the
    extension  of  its  maturity.    The  commercial  paper  is  backed  by  $500 million  of  revolving  credit  agreements
    which  requires  no  principal  payments  until  maturity  on  April 9,  1998.    The instruments backing the commercial paper
    are " long term" in that no principal repayments are required during the next 12 months.  As such, approximately $54 million of the commercial paper is classified as "non current" since the  company intends to maintain total commercial paper of at least this amount during the next 12 months.

(2) The  average  amount  outstanding  during  the  period  was  computed  by  dividing  the  total  of  daily  outstanding principal  balances  throughout  the  year  by  364.

(3) The  weighted  average  interest  rate  during  the  period  was  computed  by  dividing  the  actual  interest  expense by  average  short-term  commercial  paper  outstanding.





                                                          SCHEDULE  X
                                                         ------------
SUPPLEMENTARY  INCOME  STATEMENT  INFORMATION
KNIGHT-RIDDER,  INC.  AND  SUBSIDIARIES
(IN  THOUSANDS  OF  DOLLARS)


COLUMN  A                                     COLUMN  B
- -----------                ---------------------------------------------
ITEM                              CHARGED  TO  COSTS  AND  EXPENSES
- -----                      ---------------------------------------------
                                         FOR THE YEARS ENDED
                           ----------------------------------------------
                           DECEMBER  26     DECEMBER  27     DECEMBER  29
                               1993             1992             1991(1)
                           ------------    ------------      ------------
Maintenance  and  repairs     $ 31,946          $29,359          $27,325

Royalties                     $112,459          $94,438          $84,964

Advertising  costs            $ 27,653          $26,700          $20,964


(1)  Certain amounts have been reclassified to conform to 1993 presentation.



Amounts  for  depreciation  and  amortization  of  intangible  assets,  and  taxes,  other  than  payroll and  income  taxes,  are  not  presented  as  such  amounts  are  less  than  1%  of  total  sales and  revenues.

                                                                  EXHIBIT 10
                                                                  ----------
                                                         GENERAL DESCRIPTION
1993 EXECUTIVE MBO PLAN (DESCRIPTION)

I.  Program Overview

Following is an outline of the KRI Executive MBO Program.
                                    -116-
A.  Basic Performance Criteria

    This incentive MBO program is related directly to:

1. The growth of operating profit for the corporation or for individual operating units.

2.  The meeting of budgeted profit levels.

3. The attainment of individual performance goals that will contribute to the long-range strength of KRI.

B.  Factors Affecting Design of the Program.

1. Survey Data - Annual compensation studies by Towers Perrin and by others provide up-to-date data on compensation levels. From these studies, reliable competitive averages (as well as maximums and minimums) on most of our major positions are established.

2. KRI Position Within Our Industry - We wish to achieve a position such that an average KRI executive's total compensation will be competitive with compensation of executives at comparable companies. This positioning is necessary to continue to attract and retain the type of executive we want.

3.Rewards Increase With Responsibility - In general, the practice in American industry is for higher award opportunities at the top of the organization, since these executives have greater influence on profitability and should have more at risk.

C. Program Regulations

1. Effective Starting Date - January 1, 1993, for this revised program.

2. Maximum Limit - It is usual practice to establish a limit to the amount that can be paid out in an executive award program in a given year. An appropriate limiting formula for the Category I and II participants will be one half of one percent of beginning shareholder equity.




3. Eligibility - Participants in the KRI Executive MBO Program are in three basic categories as follows: (The Chairman/CEO, President and Executive Vice President are excluded from the program. Awards, if any, for incumbents in these three offices are at the sole discretion of the KRI Compensation Committee.)

  *Category I - Included as participants are all corporate officers, and certain director - level corporate employees.

  *Category II - Included are newspaper publishers and other unit operating heads who report directly to corporate officers. The President of Ft. Wayne News-Sentinel, the Chief of the Washington Bureau and the Editor of KRTN are included in this category.

   *Category III - Includes top editors, general managers and all division directors. (Any employee in this category not currently in the program joined the program on January 1, 1989. Exceptions may be negotiated with the Division Presidents in cases of inequity).

    *Category IV - Employees not included in Categories I,II or III of the MBO program who hold positions of sufficient scope and organizational impact to be deemed by senior management as appropriately included in the KRI Executive MBO program.

D.  Goals

 Individual performance goals are an integral part of the KRI Executive Compensation Program.

1. Each participant in this program is or will be committed to written, defined goals in a number of fields such as: editorial product improvement, customer service, increased readership and/or product usage, circulation improvement, advertising share, personnel development and training, pluralism, leadership, etc.

2. The individual performance goals are the manager's program of how the operating unit will be improved. They are then reviewed, adjusted and finally accepted as meaningful and attainable by the senior
    officer to ensure that the goals have a valid corporate purpose.   In this
    way, these goals are established from the "bottom up" rather than imposed by top management.

3. Goals should not number more than 6 to 8 objectives. Each goal will be given a weight, based on its relative importance, on a scale of 1 to 100. The combined weight of all the goals must equal 100. At the end of each year an individual is evaluated on the percentage of each goal accomplished, with the total yielding an individual's performance factor.

II  Award Calculations

The award will be determined by these factors:

A.  The salary of the individual participant.  See Appendix A.

B. Operating profit - This factor measures operating profit for the current year against the previous year on a scale running from 90% to 115 %. This represents 25% of the award potential.

C. Budgeted performance - This factor measures operating profit performance against budgeted performance on a scale running from 90% to 105%. This represents the other 75% of award potential.

D. Individual performance - This factor measures the individual performance against pre-established goals.


Appendix A

Table 1

Base Salary Bracket   Salary Range                Target Award
VII                   250,000 - UP                50%
VI                    175,000 to 250,000          45%
V                     125,000 to 174,999          40%
IV                    100,000 to 124,999          35%

III                   70,000 to 99,999            32.5%
II                    50,000 tp 69,999            30%
I                     30,000 to 49,999            25%



Table 2

Current Year Vs.                        $175,000 - $125,000  -  $100,000 - $70,000 - $50,000 -  up to
Previous Year               $250+       $249,999   $174,999     $124,999   $99,999   $69,999   $50,000
Operating Profit             VII            VI          V          IV       III       II        I

     115.00                       55.00     50.00        45.00     40.00     37.50    35.00    30.00
     114.00                       54.00     49.00        44.00     39.00     36.50    34.00    29.00
     113.00                       53.00     48.00        43.00     38.00     35.50    33.00    28.00
     112.00                       52.00     47.00        42.00     37.00     34.50    32.00    27.00
     111.00                       51.00     46.00        41.00     36.00     33.50    31.00    26.00
     110.00                       50.00     45.00        40.00     35.00     32.50    30.00    25.00
     109.00                       47.50     43.00        38.00     33.00     31.00    28.50    24.00
     108.00                       45.00     41.00        36.00     32.00     29.00    27.00    23.00
     107.00                       42.50     38.00        34.00     30.00     28.00    25.50    21.00
     106.00                       40.00     36.00        32.00     28.00     26.00    24.00    20.00
     105.00                       37.50     34.00        30.00     26.00     24.00    22.50    19.00
     104.00                       35.00     32.00        28.00     25.00     23.00    21.00    18.00
     103.00                       32.50     29.00        26.00     23.00     21.00    19.50    16.00
     102.00                       30.00     27.00        24.00     21.00     20.00    18.00    15.00
     101.00                       27.50     25.00        22.00     19.00     18.00    16.50    14.00
     100.00                       25.00     23.00        20.00     17.50     16.00    15.00    13.00
      99.00                       22.50     20.50        18.00     16.00     15.00    13.50    11.00
      98.00                       20.00     18.00        16.00     14.00     13.00    12.00    10.00
      97.00                       17.50     16.00        14.00     12.00     11.00    10.50     9.00
      96.00                       15.00     14.00        12.00     11.00     10.00     9.00     8.00
      95.00                       12.50     11.00        10.00      9.00      8.00     7.50     6.00
      94.00                       10.00      9.00         8.00      7.00      7.00     6.00     5.00
      93.00                        7.50      7.00         6.00      5.00      5.00     4.50     4.00
      92.00                        5.00      5.00         4.00      4.00      3.00     3.00     3.00
      91.00                        2.50      2.00         2.00      2.00      2.00     1.50     1.00
      90.00                        0.00      0.00         0.00      0.00      0.00     0.00     0.00


Table 3


Actual
Versus                                  $175,000 - $125,000 -   $100,000  $70,000 - $50,000 - up to
Budget                      $250+       $249,999   $174,999     $124,999  $99,999   $69,999  $50,000
Profit                       VII            VI          V          IV       III       II        I

     105.00                       55.00     50.00        45.00     40.00     37.50    35.00    30.00
     104.00                       54.00     49.00        44.00     39.00     36.50    34.00    29.00
     103.00                       53.00     48.00        43.00     38.00     35.50    33.00    28.00
     102.00                       52.00     47.00        42.00     37.00     34.50    32.00    27.00
     101.00                       51.00     46.00        41.00     36.00     33.50    31.00    26.00
     100.00                       50.00     45.00        40.00     35.00     32.50    30.00    25.00
      99.00                       45.00     40.50        36.00     31.50     29.00    27.00    22.50
      98.00                       40.00     36.00        32.00     28.00     26.00    24.00    20.00
      97.00                       35.00     31.50        28.00     24.50     23.00    21.00    17.50
      96.00                       30.00     27.00        24.00     21.00     19.50    18.00    15.00
      95.00                       25.00     22.50        20.00     17.50     16.00    15.00    12.50
      94.00                       20.00     18.00        16.00     14.00     13.00    12.00    10.00
      93.00                       15.00     13.50        12.00     10.50     10.00     9.00     7.50
      92.00                       10.00      9.00         8.00      7.00      6.50     6.00     5.00
      91.00                        5.00      4.50         4.00      3.50      3.00     3.00     2.50
      90.00                        0.00      0.00         0.00      0.00      0.00     0.00     0.00


                                                               EXHIBIT 10
KNIGHT-RIDDER, INC.                                            ----------

EMPLOYEE STOCK OPTION PLAN
(As amended through May 13, 1993)
1.    PURPOSE
     The purpose of this Stock Option Plan (hereinafter referred to as the "Plan") is to attract and retain key employees of Knight-Ridder, Inc. (hereinafter referred to as the "Company") and its subsidiaries, by the grant of options and stock appreciation rights.
     "Subsidiaries" as used herein shall mean corporations (other than Knight-Ridder, Inc.) or partnerships in an unbroken chain of corporations and/or partnerships beginning with Knight-Ridder, Inc. if, at the time the granting of the option or stock appreciation right, each of the corporations and
                                 -121-



partnerships other than the last corporation or partnership in the unbroken chain owns stock possessing 50% or more of the total combined voting power of all classes of stock in a corporation in such chain or at least a 50% partnership in such chain.
     Except as provided in Paragraph 7, a "stock appreciation right" shall mean the right of a holder thereof to receive from the Company, upon surrender of the related option, an amount equal to (A) the excess of the fair market value of a share of common stock on the date the stock appreciation right is exercised over the option price provided for in the related option, multiplied by (B) the number of shares with respect to which such stock appreciation right shall have been exercised.
     The term "fair market value" of a share of common stock as of any date shall be the mean between the highest and lowest sales price of a share of common stock on the date in question as reported on the composite tape for issues listed on the New York Stock Exchange. If no transaction was reported on the composite tape in the common stock on such date, the prices used shall be the prices reported on the nearest day preceding the date in question. If the common stock is not then listed or admitted to trading on such Exchange, "fair market value" shall be the mean between the closing bid and asked prices on the date in question as furnished by any member firm of the New
York Stock Exchange selected from time to time for that purpose by the Compensation Committee.
2.  ADMINISTRATION OF THE PLAN
     The Plan shall be administered by a committee as appointed from time to time by the Board of Directors of the Company, which committee shall consist of not less than three (3) members of such Board of Directors, all of whom shall be disinterested persons. Said committee shall be called the "Compensation Committee."
     In administering the Plan, the Compensation Committee may adopt rules and regulations for carrying out the Plan. The interpretation and decision with regard to any question arising under the Plan made by the Committee shall, unless overruled or modified by the Board of Directors of the Company, be final and conclusive on all employees of the Company and its subsidiaries participating or eligible to participate in the Plan.
     A Committee member shall be a "disinterested person" only if such person is not, at the time such person exercises discretion in administering the Plan, eligible and has not at any time within one year prior thereto been eligible for selection as a person to whom stock may be allocated or to whom stock options or stock appreciation rights may be granted pursuant to the Plan or any other plan of the Company or any of its affiliates entitling the
                                   -122-





participants therein to acquire stock, stock options or stock appreciation rights of the Company or any of its affiliates.
3.  STOCK
     The stock which may be issued and sold pursuant to the exercise of options or stock appreciation rights granted under the Plan may be authorized and unissued common stock or shares of common stock reacquired by the Company and held in treasury of a total number not exceeding 16,100,000 shares.
     The shares deliverable under the Plan shall be fully paid and non-assessable shares. Any shares, in respect of which an option is granted under the Plan which shall have for any reason expired or terminated, may be again allotted under the Plan. Any shares covered by options which have been canceled by reason of the exercise of related stock appreciation rights as provided in the immediately following paragraph or which are used to exercise other options or to satisfy tax withholding obligations shall not be available for other options under the Plan.
     The exercise of options with respect to which stock appreciation rights shall have been granted shall cause a corresponding cancellation of such stock appreciation rights, and the exercise of stock appreciation rights issued in respect of options shall cause a corresponding cancellation of such options.
     Each option and stock appreciation right granted under the Plan shall be subject to the requirement and condition that if the Board of Directors shall determine that the listing, registration or qualification upon any Securities Exchange under any state or federal law, or the approval or consent of any governmental body is necessary or desirable as a condition of granting such option or stock appreciation right, or the issue or purchase of any shares thereunder, then no such option or stock appreciation right may be exercised in whole or in part unless or until such listing, registration, qualification or approval has been obtained, free of any conditions which are not acceptable to the Board of Directors of the Company.
4.  ELIGIBILITY
     Options and stock appreciation rights will be granted only to persons who are employees of the Company and its subsidiaries (including officers and directors except for persons acting as directors only). The Compensation Committee of the Board of Directors of the Company shall determine in its sole discretion the employees to be granted options, the number of shares subject to each option, the employees to be granted stock appreciation rights and the options with respect to which such stock appreciation rights shall be granted.

5.  PRICE
     The purchase price under each option shall be determined by the Compensation Committee subject to approval by the Board of Directors of the Company, but such price shall not be less than one hundred percent (100%) of the fair market value of the stock at the time such option is granted.
6.   THE PERIOD OF THE OPTION AND THE EXERCISE OF THE SAME
     Each option granted under the Plan shall expire no later than ten (10) years from the date such option is granted, but the Compensation Committee may prescribe a shorter period for any individual option or options.
     The shares subject to the option may be purchased from time to time during the option period, subject to any waiting period or vesting schedule the
Compensation Committee may specify for any individual option or options.   In
order to exercise the option or any part thereof, the employee shall give notice in writing to the Company of his intention to purchase all or part of the shares subject to the option, and in said notice he shall set forth the number of shares as to which he desires to exercise such option, and shall pay for such shares at the time of exercise of such option. Such payment may be made in cash, through the delivery to the Company of shares of common stock of the Company with a value equal to the total option price, or through a combination of cash and shares, and any shares so delivered shall be valued at their fair market value on the date on which the option is exercised.
Such payment may also be made through the delivery to the Company of all or part of the shares of common stock of the Company that are the subject of the option; provided that such option is not an incentive stock option, and such employee instructs Manufacturers Hanover Trust Company ("MHTC") to effect on the date of such exercise or as early as practicable thereafter the sale of such number of such shares "at the market" in a broker's transaction (within the meaning of Section 4(4) of the Securities Act of 1933, as amended), the proceeds of which shall be at least equal to the purchase price of such option, plus the amount of income tax required to be withheld by the Company plus transaction costs. In accordance with these instructions MHTC shall sell such shares, deliver to the Company the portion of the proceeds of such sale which equals the purchase price of such option plus the amount of income tax required to be withheld by the Company and remit the remaining sale proceeds (net of transaction costs) to such employee.
     Said employee shall set forth in said notice, if in the opinion of Counsel for the Company it is necessary or desirable, that it is his present intention to acquire said shares being purchased for investment and not with a view to, or for sale in connection with, any distribution thereof. Except as specified in Paragraph 10 below, no option may be exercised except by the Optionee personally while he is in the employ of the Company or its subsidiaries and shall have been so employed continuously since the granting of his option.
     No Optionee or his legal representative, legatees or distributees, as the case may be, shall be or have any of the rights and privileges of a shareholder of the Company by reason of such option unless and until certificates for shares are issued to him under the terms of the Plan.

7.   THE PERIOD OF THE STOCK APPRECIATION RIGHT AND THE EXERCISE OF THE SAME

     A stock appreciation right granted under the Plan shall be exercisable during the period commencing on a date specified by the Compensation
Committee and ending on the date on which the related option expires unless such option is earlier canceled or terminated, provided that such right may be exercised by an officer (as that term is defined in the Securities
Exchange Act of 1934), a director or a beneficial owner of more than 10% of any class of the Company's equity securities only during any period beginning on the third business day following the release of a quarterly or annual summary statement of the Company's sales and earnings and ending on the twelfth business day following such date (a "ten-day window period"). Notwithstanding the preceding sentence, the Compensation Committee may provide for the grant of a stock appreciation right the exercise of which may occur outside of a ten-day window period but shall be limited to a sixty-day period following certain events specified by the Compensation Committee in the grant of such stock appreciation right. Moreover, notwithstanding the third subparagraph of Paragraph 1 above, the Compensation Committee may provide that such stock appreciation right shall be payable only in cash and that, in addition to payment of the amount otherwise due upon exercise of such stock appreciation right, the holder thereof shall receive (unless such stock appreciation right is in tandem with an incentive stock option, as defined in Section 422A(b) of the Internal Revenue Code of 1986, as amended), an amount equal to the excess of the highest price paid for a share of common stock in the open market or otherwise over the sixty-day period prior to exercise over the fair market value of a share of common stock on the date the stock appreciation right is exercised.
     In order to exercise the stock appreciation right or any part thereof, the employee shall give notice in writing to the Company of the intention to exercise such right, and in said notice the employee shall set forth the number of shares as to which such employee desires to exercise the stock appreciation right, provided that such right may not be exercised with respect to a number of shares in excess of the number for which such option could then be exercised.
     Except as specified in Paragraph 10 below, no stock appreciation right may be exercised except by the holder thereof personally while such holder is in the employ of the Company or its subsidiaries and shall have been so employed continuously since the granting of the stock appreciation right.
     No holder of a stock appreciation right or such holder's legal representatives, legatees or distributees, as the case may be, shall be or have any of the rights and privileges of a shareholder of the Company by reason of such stock appreciation right unless and until certificates for such shares are issued to such holder under the terms of the Plan.
8.   NON-TRANSFERABILITY OF OPTION AND STOCK APPRECIATION RIGHT
     No option or stock appreciation right granted under the Plan to an employee shall be transferred by him otherwise than by Will or by the laws of Descent and Distribution, and such option or stock appreciation right shall be exercisable during his lifetime only by him.
9.  TERMINATION OF EMPLOYMENT
     If an Optionee shall cease to be employed by the Company or one of its subsidiaries, as the case may be, for any reason other than death, disability or retirement pursuant to a retirement plan of the Company or one of its sub-sidiaries, any option and any stock appreciation right theretofore granted to him which has not been exercised shall forthwith cease and terminate.
However, the Compensation Committee of the Board of Directors may provide in the grant of any option or stock appreciation right or in an amendment of such grant that in the event of any such termination of employment (except termination for cause by the Company or one of its subsidiaries), any option and any stock appreciation right theretofore granted to him which has not been exercised shall be exercisable only within three months after his termination, but in no event after the expiration of the stated term of said option or any such stock appreciation right. The Company or any of its subsidiaries shall have "cause" to terminate the Optionee's employment only on the basis of the Optionee's having been guilty of fraud, misappropriation, embezzlement or any other act or acts of dishonesty constituting a felony and resulting or intended to result directly or indirectly in a substantial gain or personal enrichment to the Optionee at the expense of the Company or any of its subsidiaries. Notwithstanding the foregoing, the Optionee shall not be deemed to have been terminated for cause unless and until there shall have been delivered to the Optionee a copy of a resolution (i) duly adopted by three-quarters (3/4) of the entire membership of the Compensation Committee of the Board of Directors, or of the Board of directors of the Company, at a meeting called and held for such purpose after reasonable notice to the Optionee and an opportunity for the Optionee, together with the Optionee's counsel, to be heard before such Committee or the Board of Directors of the Company, as the case may be, and (ii) finding that in the good faith opinion of such Committee or the Board of Directors of the Company, as the case may be, the Optionee was guilty of conduct described in the preceding sentence of this paragraph and specifying the particulars of such conduct in detail.
10.  RETIREMENT OR DEATH OF OPTIONEE OR HOLDER OF STOCK APPRECIATION RIGHT
     In the event of the retirement of an Optionee pursuant to a retirement plan of the Company or one of its subsidiaries, as the case may be, the option and any stock appreciation right heretofore granted to him shall be exercisable during such period of time, not to exceed one (1) year after the date of such retirement with respect to incentive stock options, as defined in Section 422A(b) of the Internal Revenue Code of 1986, as amended, and not to exceed three (3) years after the date of such retirement with respect to all other stock options and stock appreciation rights, as the Compensation Committee shall specify in the option grant either at the time of grant or by amendment, but in no event after the expiration of the term of said option or any such stock appreciation right.
     In the event of the disability or death of an Optionee while in the employ of the Company or one of its subsidiaries, or during the post employment period referred to in the immediately preceding paragraph, the option hereto-fore granted to him shall be exercisable any time prior to the expiration of six (6) months after the date of such disability or death but in no event after the expiration of the term of said option.
     In the event of the disability or death of the holder of a stock appreciation right while in the employ of the Company or one of its subsidiaries, or during the post employment period referred to in the first paragraph of this Section 10, the stock appreciation right heretofore granted to him shall be exercisable any time prior to six (6) months after the date of such disability or death, but in no event after the expiration of the term of such stock appreciation right.
     Such option or stock appreciation right may only be exercised by the personal representative of such decedent or by the person or persons to whom such employee's rights under the option or stock appreciation right shall pass by such employee's Will or by the laws of Descent and Distribution of the state of such employee's domicile at the time of death, and then only as and to the extent that such employee was entitled to exercise the option or stock appreciation right on the date of death.

11.  WRITTEN AGREEMENT
     Within a reasonable time after the date of grant of an option, an option and stock appreciation right or a stock appreciation right related to a previously granted option, a written agreement in a form approved by the Compensation Committee shall be duly executed and delivered to the Optionee.
12.  ADJUSTMENT BY REASON OF RECAPITALIZATION, STOCK SPLITS STOCK DIVIDENDS,
ETC.
     If, after the effective date of this Plan, there shall be any changes in the common stock structure of the Company by reason of the declaration of stock dividends, recapitalization resulting in stock split-ups, or combina-tions or exchanges of shares by reason of merger, consolidation, or by any other means, then the number of shares available for options and stock appreciation rights, the shares subject to any options and the number of shares available for and subject to stock appreciation rights shall be equitably and appropriately adjusted by the Board of Directors of the Company as in its sole and uncontrolled discretion shall seem just and reasonable in the light of all the circumstances pertaining thereto.
13.  RIGHT TO TERMINATE EMPLOYMENT
     The plan shall not confer upon any employee any right with respect to being continued in the employ of the Company and its subsidiaries or interfere in any way with the right of the Company and its subsidiaries to terminate his employment at any time, nor shall it interfere in any way with the employee's right to terminate his employment.
14.  WITHHOLDING AND OTHER TAXES
     The Company or one of its subsidiaries shall have the right to withhold from salary or otherwise or to cause an Optionee (or the executor or administrator of his estate or his distributee) to make payment of any Federal, State, local or foreign taxes required to be withheld with respect to any exercise of a stock option or a stock appreciation right. An Optionee may irrevocably elect to have the withholding tax obligation or, if the Compensation Committee so determines, any additional tax obligation with respect to any exercise of a stock option satisfied by (a) having the Company or one of its subsidiaries withhold shares otherwise deliverable to the Optionee with respect to the exercise of the stock option, or (b) delivering back to the Company shares received upon the exercise of the stock option or delivering other shares of common stock; that any such election shall be made either (i) during a "ten-day window period", or (ii) at least six months prior to the date income is recognized with respect to the exercise of a stock option.
                                       -128-




15.  AMENDMENT TO THE PLAN
     The Board of Directors shall have the right to amend, suspend or terminate the Plan at any time; provided, however, that no such action shall affect or in any way impair the rights of the holder of any option or stock appreciation right theretofore granted under the Plan; and provided further, that unless first duly approved by the common shareholders of the Company entitled to vote thereon at a meeting (which may be the annual meeting) duly called and held for such purpose, no amendment or change shall be made in the Plan (a) increasing the total number of shares which may be purchased or transferred upon exercise of options or stock appreciation rights under the Plan by all employees; (b) changing the minimum purchase price hereinbefore specified for the optioned shares; (c) changing the maximum option period;
(d) increasing the amount that may be received upon exercise of a stock appreciation right; or (e) allowing a stock appreciation right to be exercised after the expiration date of the related option.
16.  EFFECTIVE DATE OF THE PLAN
     The Plan shall be effective as of February 24, 1971.
17.  SAVINGS CLAUSE
     Nothing included in this Plan by amendment shall revoke or alter the terms and provisions of the Plan as in effect prior to such amendment with respect to options granted under the Plan prior thereto.


                                                                    EXHIBIT 10
                                                                    ----------

DIRECTOR'S PENSION PLAN
Plan Provisions

Effective Date

January 1, 1994

Normal Retirement Date

The first of the month following attainment of Age 65

Normal Annual Pension
100% of annual retainer fee (currently $26,000 per year)

Termination Benefits

After vesting an annuity payable for life starting at the later of age 65 or termination from the Board.

Death Benefits

None

Preretirement Spouse's Death Benefits

None

Postretirement Spouse's Death Benefit

None

Disability Pension


50% of the Normal Annual Pension payable after 2 years of Credited Service. Increases by 10% per year for years of Credited Service over 5 years until it is 100% of the Normal Annual Pension. Credited Service does not accrue while on Disability.

Early Retirement Benefit

An unreduced accrued benefit is available upon attainment of age 65 and 5 years of Credited Service.

Eligibility

All Outside Members of the Board of Directors. An Outside Member is a board member who has never been employed by the Company or an affiliate of the Company.

Credited Service

One year of Credited Service is granted for each calender year in which a Board member is on the Board for at least four months and attends at least one Board Meeting.
                                       -130-


Benefit Accrual

10% of the Normal Retirement Benefit for each year of Credited Service. A maximum of 100% after 10 years.

Vesting

Vesting Service equals Credited Service. Benefits vest after 5 years of Vesting Service.

Contributions

None

Forms of Payment

Life Annuity only

                                                                 EXHIBIT 10
                                                                 ----------

EXECUTIVE OFFICER'S RETIREMENT AGREEMENT


                                                          July 19, 1993


Robert F. Singleton
8496 Old Cutler Road
Coral Gables, FL. 33143

Dear Bob:

    This letter describes the conditions of your retirement agreement with Knight-Ridder, Inc.

     1. Your current job, compensation and benefit arrangements will continue through September 30, 1993.

     2. On September 30, 1993 you will retire as an officer and as a member of the Board Of Directors of Knight-Ridder, Inc.

     3. Upon retirement, you will be paid for any accrued, but unused vacation time. You will also be paid a prorated bonus for 1993, based on the potential bonus, if any, you would have received had you not retired until the end of 1993. This bonus will be calculated on the basis of projected 1993 KRI performance computed on the basis of nine months actual, plus three months budget.

     4. For a one-year period beginning October 1, 1993, you will serve as a consultant to the company, reporting to me, at an annual fee of $50,000. You will be available to Ross Jones the new CFO, and other officers of the company. You will continue to represent Knight-Ridder on the TKR Cable, TCI/TKR LP and Southeast Paper Manufacturing Company Management Committees during the period you serve Knight-Ridder as a consultant.

     5. Effective October 1, 1993, you will receive an annual pension of $200,000 in the form of a 66 2/3% joint and survivor annuity (66 2/3% CA Option), comprising the following elements:

             SENN Plan                   $ 88,082
             BRP Plan                      41,105
             Special Retirement Agreement  70,813
                                         --------
             Total Annual Benefit        $200,000
                                         ========

     6     Upon your retirement, you and your dependents will be covered under the Knight-Ridder medical and dental plans for retirees. Because you originally intended to retire under the medical plan for retirees that was effective prior to January 1, 1993, upon your retirement, you will be paid a one-time bonus of $86,806 representing the difference in present value costs to you of continuing coverage for you and your dependents under the new plan versus the old plan.


     7. All normal travel and out-of pocket expenses incurred in carrying out your assignments for the company during the period October 1, 1993 through September 30, 1994, will be paid for by the company upon submission of expenses.

     8. Outside directorships not in conflict with Knight-Ridder, Inc. will be cleared with me.

     9. You may retain your personal computer and have free access to Dialog, Moneycenter and other agreed-upon KRI electronic services until March 20, 1995.

Accepted by:                          Knight-Ridder, Inc.

    Robert F. Singleton                   James K. Batten
- -----------------------              ---------------------
    Robert F. Singleton                   James K. Batten

Date: July 19, 1993                   Date: July 19, 1993

                                                                 EXHIBIT  11
                                                                 -----------
                      COMPUTATION OF PER SHARE EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 Year Ended
                                                     ------------------------------------
                                                      Dec. 26       Dec. 27       Dec. 29
                                                       1993          1992          1991
                                                      --------     --------       -------
PRIMARY
- -------
Average shares outstanding                             54,851        54,474        51,293

Net effect of dilutive
    stock options-based on the
    Treasury Stock method using
    the average market price                              481           704           504
                                                     --------      --------      --------
                        TOTAL                          55,332        55,178        51,797
                                                     ========      ========      ========
Income before cumulative effect of
  changes in accounting principles                   $148,089      $146,086      $132,068

Cumulative effect of changes in
  accounting principles
     Income taxes                                                    25,800
     Postretirement benefits other than pensions                   (131,000)
                                                     --------      --------      --------
                     Net Income                      $148,089      $ 40,886      $132,068
                                                     ========      ========      ========
Earnings per common and common equivalent share
   Income before cumulative effect of
     changes in accounting principles                $   2.68      $   2.65      $   2.55

   Cumulative effect of changes in
     accounting principles                                            (1.91)
                                                     --------      --------      --------
                     Net Income                      $   2.68      $   0.74      $   2.55
                                                     ========      ========      ========
FULLY DILUTED
- -------------
Average shares outstanding                             54,851        54,474        51,293

Net effect of dilutive
    stock options-based on the
    Treasury Stock method using
    the higher of quarter-end or
    average market price                                  511           806           574



                                                     --------      --------      --------
                        TOTAL                          55,362        55,280        51,867
                                                     ========      ========      ========
Income before cumulative effect of
  changes in accounting principles                   $148,089      $146,086      $132,068

Cumulative effect of changes in
  accounting principles
      Income taxes                                                   25,800
      Postretirement benefits other than pensions                  (131,000)
                                                     --------      --------      --------
                     Net Income                      $148,089       $40,886      $132,068
                                                     ========      ========      ========
                                        -134-



Earnings per common and common equivalent share
   Income before cumulative effect of
     changes in accounting principles                $   2.67       $  2.64      $   2.55

   Cumulative effect of changes in
     accounting principles                                            (1.90)
                                                     --------      --------       -------
                     Net Income                      $   2.67       $  0.74      $   2.55
                                                     ========      ========       =======


                                                                                              EXHIBIT  12
                                                                                              -----------
COMPUTATION  OF  EARNINGS  TO  FIXED  CHARGES  RATIO
FROM  CONTINUING  OPERATIONS
(IN  THOUSANDS  OF  DOLLARS,  EXCEPT  RATIO  DATA)



                                                                              YEAR  ENDED
                                                   ------------------------------------------------------------------
                                                   December 26  December 27   December 29   December 30   December 31
                                                      1993         1992          1991         1990          1989
                                                   ----------- -------------  ------------  ------------  -----------
FIXED  CHARGES  COMPUTATION
- ---------------------------
INTEREST  EXPENSE:

          NET  INTEREST  EXPENSE                  $   44,992 $    37,629    $   46,701   $    61,672   $    81,093

          PLUS  CAPITALIZED  INTEREST                    120      14,746        22,142        10,131         3,529
                                                  ----------- ------------   -----------   -----------   ----------
               GROSS  INTEREST  EXPENSE               45,112      52,375        68,843        71,803        84,622

PROPORTIONATE SHARE OF INTEREST
          EXPENSE OF 50% OWNED PERSONS                13,608      15,546        15,296        17,599        18,879


INTEREST  COMPONENT  OF
          RENT  EXPENSE                                9,888       9,826         9,698         9,939         9,218
                                                  ----------- ------------   -----------   -----------   ---------
               TOTAL  FIXED  CHARGES              $   68,608 $    77,747    $   93,837   $    99,341   $   112,719
                                                  =========== ============   ===========   ===========   =========


EARNINGS  COMPUTATION
- ---------------------
PRETAX  EARNINGS                                  $  243,401 $   239,715    $  210,370   $   245,942   $   294,753

     ADD:   FIXED  CHARGES                            68,608      77,747        93,837        99,341       112,719

               LESS  CAPITALIZED  INTEREST              (120)    (14,746)      (22,142)      (10,131)       (3,529)

     LESS:   DISTRIBUTIONS  IN  EXCESS
                        OF (LESS THAN)
                        EARNINGS  OF  INVESTEES       (4,226)     (1,216)       (6,330)       (1,000)         (641)
                                                 ----------- -----------   -----------   -----------   -----------
               TOTAL  EARNINGS  AS  ADJUSTED      $  307,663 $   301,500    $  275,735   $   334,152   $   403,302
                                                  =========== ==========   ===========   ===========   ===========
               RATIO  OF  EARNINGS
                 TO  FIXED  CHARGES                    4.5:1       3.9:1         2.9:1         3.4:1         3.6:1
                                                  =========== ===========   ===========   ===========   ==========


EXECUTIVE OFFICER'S CONSULTING/RETIREMENT AGREEMENT
                                                                 EXHIBIT 19
                                                                 ----------

                                                        September 20, 1989


Mr. Alvah H. Chapman, Jr.
4255 Lake Road
Miami, Florida 33137

Dear Alvah:
      This letter sets forth our agreement with respect to your services to Knight-Ridder following your retirement as an officer and employee of the Company on October 1st.

      You have agreed to continue to serve as a Director of the Company and as Chairman of its Executive Committee. I am also pleased that you have agreed to serve as a consultant to the company for the 12 months beginning October
1, 1989 and, thereafter, for such period as you, the Compensation Committee and I may agree.

      In consideration of your services as Chairman of the Executive Committee and as a consultant, the Company will pay you $150,000 annually. This agree-ment extends from October 1, 1989 through September 30, 1994*. And as customary, you will be compensated as an outside director, including meeting fees for the Board and Board Committees (including the Executive Committee of the Company).

      We have calculated that you will be entitled to an aggregate annual pension benefit under the Knight-Ridder Retirement and Benefit Restoration Plans of $328,670. In addition, in recognition of your contribution to the Company and your future services to it, the Company has agreed to pay you an additional retirement benefit of $100,000 per year for your life, in equal monthly installments.

      Although I hope to be able to take full advantage of your broad range of experience and knowledge of the Company, it is understood between us that we will make only reasonable demands upon your time and will seek to schedule our requests for your counsel so as to accommodate your schedule of other activities in retirement.

      The specific matters on which we will need your help necessarily will change from time to time. I anticipate that you and I will talk at least quarterly about your then current list of consultative duties. At the outset we look forward to your continued participation in (a) our Detroit JOA undertaking and I hope you will be willing to serve on the DNA Management Committee for at least a year following implementation; (b) our ongoing shareholder relations projects (with particular attention to the founding families); and (c) the Miami property development project. I know that there will be a number of other key issues where your counsel will be invaluable.

      Our consulting relationship will preclude you from accepting consulting assignments and from other companies and from other profit-making activities, provided your other assignments and activities do not constitute a conflict of interest with Knight- Ridder.
                                         -137-





      The Company will reimburse you, in accordance with its usual policies and procedures, for your travel and other out of pocket expenses incurred in connection with your Knight-Ridder consulting activities, your attending ANPA and other industry meetings as long as you are a Knight- Ridder director, and your activities as Chairman of the FIU Foundation, Vice Chairman of The Miami Coalition, and other civic activities which are of benefit to KRI over the next several years.

      In accordance with our historical practice, we will provide you as a former CEO of the Company with an office and a secretary as long as you want them.

      I am happy we will continue to work together. If I have accurately summarized our understanding, I'd appreciate your signing and returning the enclosed copy of this letter to me for the Company's files.


                                                        Sincerely yours,
                                                      Knight- Ridder, Inc.

                                                      By:  James K. Batten
                                                         -----------------
                                                           J.K. Batten
                                                           President & CEO

Agreed:

Alvah H. Chapman Jr.
- --------------------
Alvah H. Chapman, Jr.
(*The initial agreement was for one year and has been renewed annually through September 30, 1994).

EXECUTIVE OFFICER'S RETIREMENT AGREEMENT                         EXHIBIT 19
(John C. Fontaine)                                               ----------


      AGREEMENT

THIS AGREEMENT made and entered into as of the 1st day of January, 1992, by and between John C. Fontaine (hereinafter referred to as "Mr. Fontaine") and Knight-Ridder, Inc. (hereinafter referred to as "KRI") WITNESSETH THAT:

WHEREAS Mr. Fontaine will work approximately nine-tenths (90%) of his time for KRI, commencing January 1, 1992; and,

WHEREAS KRI desires to provide Mr. Fontaine with an adequate pension benefit for his services;

1. KRI will pay to Mr. Fontaine an amount, payable in monthly installments, under this Agreement which, together with benefits earned under the Retirement Plan for Employees of Knight-Ridder, Inc. Corporate Division (the "Plan") will equal $135,000 annually if Mr. Fontaine retires at age 62 or $200,000 annually if Mr. Fontaine retires at age 65. These amounts are given on a life-only basis; they may be converted to any of the optional forms of benefit available under the Plan using the same conversion factors which would apply under the Plan.

2. In the event that the employment relationship ends prior to attainment of age 62 by Mr. Fontaine other than (a) by reason of Mr. Fontaine's death or disability or (b) following a change in the control of the company, a pension benefit commencing at age 65 will be payable. The amount of the benefit will be calculated by multiplying $200,000 by the ratio of years and completed months of service since August 1, 1987 to 9 years 3 months. In the event of retirement at or after age 62, a pension determined in the same manner will be payable commencing immediately (except that the benefit payable at age 62 will be $135,000). See Exhibits I and II. Amounts payable under optional payment forms are shown in Exhibit III.

3. In the event Mr. Fontaine's employment terminates by reason of his disability or following a change in the control of the company, he will be 100% vested immediately in the benefits provided under paragraph 2 above for retirement at age 65. In the event of Mr. Fontaine's death while employed by KRI, there shall be paid to his surviving spouse for her life 50% of the amount which would otherwise be payable to him under this paragraph in the event of his disability; no beneficiary other than his surviving spouse shall be entitled to any death benefit under this Agreement. Benefit payments under this paragraph will commence on the first of the month following the occurrence of any of the above-mentioned circumstances. For purposes of this Agreement:
      (a)
      a "change in the control of the company" will be deemed to have occurred if the company is a party to a merger in which it is not the surviving entity or pursuant to which the company's common stock is converted into other property or securities; or upon the approval of the liquidation or dissolution of the company; or upon the sale of all or substantially all the company's assets; or upon the acquisition by any person or group of 35% of the company's outstanding stock; or upon a change within any 13-month period in the composition of a majority of the company's Board of Directors; and

      (b)
      "disability" shall mean a physical or mental condition which prevents Mr. Fontaine from fully performing the duties of Senior Vice President and General Counsel as agreed to by him and the company for a period of 90 consecutive days.

4. This Agreement does not give Mr. Fontaine the right to be retained in the employ of KRI. Effective January 1, 1992, this Agreement supersedes the agreement between Mr. Fontaine and KRI concerning pension benefits dated October 16, 1989.

5. This Agreement does not give Mr. Fontaine other rights or benefits provided under the Plan except as set forth in paragraphs 1, 2 and 3 above.

6. Neither this Agreement nor any benefits that may be payable under this Agreement are assignable by Mr. Fontaine. None of Mr. Fontaine's rights under this Agreement shall be subject to any encumbrance or to the claims of his creditors.

7. This Agreement shall be governed and construed in accordance with the laws of the State of Florida.

8. Nothing contained in this Agreement shall be deemed to require KRI to make any payment to Mr. Fontaine or to any other person contrary to applicable law.

9. IN WITNESS WHEREOF, the parties hereto have hereunto set their hands to duplicates this 19th day of December, 1991.
      JOHN C. FONTAINE

      John C. Fontaine
      ----------------
      KNIGHT-RIDDER, INC.

      By James K. Batten
      ------------------
      James K. Batten
      Chairman & CEO


      Exhibit I

      Illustration of Benefits Payable Upon Termination


                                                                      Accr.
                                                                      Annl
                                                                      Bft.
      Service     Attained     Termination     Service    Date of     Payable
      Duration    Age          On              at Age of  First Pmt.  Month

      4.917       60 8/12      6/30/92         9.25       11/1/96     106,313
      5.917       61 8/12      6/30/93         9.25       11/1/96     127,935

      Exhibit II
                                        -141-


      Illustration of Benefits Upon Retirement at Age 62 Through 65


                                                           Accr.
                                                           Annl
                                                           Bft.
      Service     Attained     Termination     Service     Payable
      Duration    Age          On              at Age of   Month

      6.25        62 0/12      11/1/93         9.25        135,000
      6.917       62 8/12      07/1/94         9.25        149,557
      7.917       63 8/12      07/1/95         9.25        171,178
      8.917       64 8/12      07/1/96         9.25        192,800
      9.25        65 0/12      11/1/96         9.25        200,000

      Exhibit III
      Illustration of Benefits Available Upon Termination or Retirement at
      Service Durations 4-9

      Service   Date of     Date of    Pensioner:   SLA (1)  100% CA(2)  50% CA(2)  10 C&C(3)
      Duration  Retirement  1st Pmt.   Spouse:
      6.25      10/31/93    11/1/93                 135,000  113,130     123,120    125,955
      6.917     06/30/94    07/1/94                 149,557  124,731     135,947    138,938
      7.917     06/30/95    07/1/95                 171,178  141,735     155,087    157,655
      8.917     06/30/96    07/1/96                 192,800  158,482     173,906    176,219
      9.25      10/31/96    11/1/96                 200,000  164,200     180,400    182,200

                                                                 Exhibit 22
                        SUBSIDIARIES OF THE REGISTRANT           ----------

                                                        State/Country of
                                                         Incorporation
                                                        ---------------
KNIGHT-RIDDER, INC.
Aberdeen News Company                                   Delaware
The Beacon Journal Publishing Company                   Ohio

                                       -142-

Boca Raton News, Inc.                                   Florida
Boulder Publishing, Inc.                                Colorado
The Bradenton Herald, Inc.                              Florida
Circom Corporation                                      Pennsylvania
Detroit Free Press, Incorporated                        Michigan
   Detroit Newspaper Agency                             Michigan(partnership)
Drinnon, Inc.                                           Georgia
Grand Forks Herald, Incorporated                        Delaware
Journal of Commerce, Inc.                               Delaware
Keynoter Publishing Company, Inc.                       Florida
KR Newsprint Company                                    Florida
   Southeast Paper Manufacturing Co.                    Georgia (partnership)
Knight News Services, Inc.                              Michigan
   Knight-Ridder Tribune News Services                  District of Columbia
                                                       (partnership)
The Knight Publishing Co.                               Delaware
Knight-Ridder Business Information Services, Inc.       Delaware
   Knight-Ridder Financial, Inc.                        Delaware
     Commodity News Services (International), Inc.      Delaware
     Knight-Ridder Financial Holding AEA Company, Inc.  Delaware
        Knight-Ridder Financial AEA, Inc.               Delaware
        Knight-Ridder Financial JM, Inc.                Delaware
        Knight-Ridder Financial Japan, Inc.             Delaware
     Knight-Ridder Financial Iberica, S.A.              Spain
     Equinet Pty Ltd.                                   Australia
        Equinet Information (NZ), Ltd.                  New Zealand
   Dialog Information Services, Inc.                    California
     Dialog Information Europe, Inc.                    California
     D-S Marketing UK, Ltd.                             United Kingdom
        D-S Marketing, Inc.                             Pennsylvania
        D-S Marketing, SARL                             France
        D-S Marketing, GMBH                             Germany
        Radio-Suisse Marketing AB                       Sweden
   Knight-Ridder Nova AG                                Switzerland
     Radio-Suisse Ltd.                                  Switzerland
Knight-Ridder Cablevision, Inc.                         Florida
   KRC Sub, Inc.                                        Delaware
   SCI Cable Partners                                   Colorado
                                                       (partnership)
   TKR Cable Company                                    Colorado
                                                       (partnership)
                                       -143-


Knight-Ridder Investment Company                        Delaware
   Seattle Times Company                                Delaware
   KR Video, Inc.                                       Delaware
Lexington Herald-Leader Co.                             Kentucky
The Macon Telegraph Publishing Company                  Georgia
The Miami Herald Publishing Company                        -
News Publishing Company                                 Indiana
   Fort Wayne Newspapers, Inc.                          Indiana
   Fort Wayne Newspaper Agency                          Indiana
                                                          (partnership)
Newspapers First                                        Delaware
Nittany Printing and Publishing Company                 Pennsylvania
Northwest Publications, Inc.                            Delaware
   Duluth News-Tribune                                     -
   Saint Paul Pioneer Press                                -
The Observer Transportation Company                     North Carolina
Philadelphia Newspapers, Inc.                           Pennsylvania
Portage Graphics Co.                                    Ohio
Post-Tribune Publishing, Inc.                           Indiana
PressLink Corporation                                   Delaware
The R.W. Page Corporation                               Georgia
Ridder Publications, Inc.                               Delaware
   KR Land Holding Corporation                          Delaware
San Jose Mercury News, Inc.                             California
   Silicon Valley D.A.T.A., Inc.                        California
The State-Record Holding Company                        Delaware
   The State-Record Company, Inc.                       South Carolina
   Gulf Publishing Company, Inc.                        Mississippi
   Newberry Publishing Company, Inc.                    South Carolina
   Sun Publishing Company, Inc.                         South Carolina
Tallahassee Democrat, Inc.                              Florida
Tribune Newsprint Company                               Utah
   Ponderay Newsprint Company                           Washington
                                                          (partnership)
Twin Cities Newspaper Service, Inc.                     Minnesota
Twin Coast Newspapers, Inc.                             New York
   Long Beach Press-Telegram                              -
   P.T. Sales and Marketing, Inc.                       California
VU/TEXT Information Services, Inc.                      Florida
Wichita Eagle and Beacon Publishing Company, Inc.       Kansas

                                                        Exhibit 24
                                                        ----------




         CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We consent to the incorporation by reference in Registration Statement No. 33-11021 on Form S-3 dated December 22, 1986, in Registration Statement No. 33-28010 on Form S-3 dated April 7, 1989, in Registration Statement No. 33-31747 on Form S-8 dated October 30, 1989 and in Registration Statement No. 33-69206 on Form S-8 dated May 18, 1993, and in the related Prospectuses of our report dated February 1, 1994, with respect to the consolidated financial statements and schedules of Knight-Ridder, Inc. included in this Annual Report (Form 10-K) for the year ended December 26, 1993.




ERNST & YOUNG

March 22, 1994

                                                               Exhibit 25
                                                               ----------

                                 POWER OF ATTORNEY


The undersigned member of the Board of Directors of Knight-Ridder, Inc. hereby constitutes and appoints John C. Fontaine, Ross Jones, and Tally C. Liu and each of them severally, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all Reports on Form 10-K (Annual Report pursuant to the Securities Exchange Act of 1934) and any amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
















    Gonzalo F. Valdes- Fauli                           Date: March 22, 1994
- ----------------------------                           --------------------
     Gonzalo F. Valdes-Fauli

                                                               Exhibit 25
                                                               ----------

                                 POWER OF ATTORNEY


The undersigned member of the Board of Directors of Knight-Ridder, Inc. hereby constitutes and appoints John C. Fontaine, Ross Jones, and Tally C. Liu and each of them severally, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all Reports on Form 10-K (Annual Report pursuant to the Securities Exchange Act of 1934) and any amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.















    Bernard H. Ridder, Jr.                            Date: March 22, 1994
- ---------------------------                           --------------------
    Bernard H. Ridder, Jr.

                                                               Exhibit 25
                                                               ----------

                                 POWER OF ATTORNEY


The undersigned member of the Board of Directors of Knight-Ridder, Inc. hereby constitutes and appoints John C. Fontaine, Ross Jones, and Tally C. Liu and each of them severally, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all Reports on Form 10-K (Annual Report pursuant to the Securities Exchange Act of 1934) and any amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.













    Barbara Barnes Hauptfuhrer                        Date: March 22, 1994
- -------------------------------                       --------------------
    Barbara Barnes Hauptfuhrer

                                                               Exhibit 25
                                                               ----------

                                 POWER OF ATTORNEY


The undersigned member of the Board of Directors of Knight-Ridder, Inc. hereby constitutes and appoints John C. Fontaine, Ross Jones, and Tally C. Liu and each of them severally, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all Reports on Form 10-K (Annual Report pursuant to the Securities Exchange Act of 1934) and any amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
















    Alvah H. Chapman, Jr.                             Date: March 22, 1994
- ------------------------                              --------------------
    Alvah H. Chapman, Jr.

                                                               Exhibit 25
                                                               ----------

                                 POWER OF ATTORNEY


The undersigned member of the Board of Directors of Knight-Ridder, Inc. hereby constitutes and appoints John C. Fontaine, Ross Jones, and Tally C. Liu and each of them severally, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all Reports on Form 10-K (Annual Report pursuant to the Securities Exchange Act of 1934) and any amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.














    Peter C. Goldmark, Jr.                            Date: March 22, 1994
- -------------------------                             --------------------
    Peter C. Goldmark, Jr.

                                                               Exhibit 25
                                                               ----------

                                 POWER OF ATTORNEY


The undersigned member of the Board of Directors of Knight-Ridder, Inc. hereby constitutes and appoints John C. Fontaine, Ross Jones, and Tally C. Liu and each of them severally, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all Reports on Form 10-K (Annual Report pursuant to the Securities Exchange Act of 1934) and any amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.















    William S. Lee                                     Date: March 22, 1994
- ------------------                                     --------------------
    William S. Lee

                                                                Exhibit 25
                                                                ----------

                                 POWER OF ATTORNEY


The undersigned member of the Board of Directors of Knight-Ridder, Inc. hereby constitutes and appoints John C. Fontaine, Ross Jones, and Tally C. Liu and each of them severally, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all Reports on Form 10-K (Annual Report pursuant to the Securities Exchange Act of 1934) and any amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.















    John L. Weinberg                                  Date: March 22, 1994
- --------------------                                  --------------------
    John L. Weinberg

                                                               Exhibit 25
                                                               ----------

                                 POWER OF ATTORNEY


The undersigned member of the Board of Directors of Knight-Ridder, Inc. hereby constitutes and appoints John C. Fontaine, Ross Jones, and Tally C. Liu and each of them severally, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all Reports on Form 10-K (Annual Report pursuant to the Securities Exchange Act of 1934) and any amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.















    Ben R. Morris                                     Date: March 22, 1994
- -----------------                                     --------------------
    Ben R. Morris

                                                               Exhibit 25
                                                               ----------

                                 POWER OF ATTORNEY


The undersigned member of the Board of Directors of Knight-Ridder, Inc. hereby constitutes and appoints John C. Fontaine, Ross Jones, and Tally C. Liu and each of them severally, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all Reports on Form 10-K (Annual Report pursuant to the Securities Exchange Act of 1934) and any amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.















    Eric Ridder                                       Date: March 22, 1994
- ---------------                                       --------------------
    Eric Ridder

                                                               Exhibit 25
                                                               ----------

                                 POWER OF ATTORNEY


The undersigned member of the Board of Directors of Knight-Ridder, Inc. hereby constitutes and appoints John C. Fontaine, Ross Jones, and Tally C. Liu and each of them severally, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all Reports on Form 10-K (Annual Report pursuant to the Securities Exchange Act of 1934) and any amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.













    James K. Batten                                   Date: March 22, 1994
- -------------------                                   --------------------
    James K. Batten

                                                                Exhibit 25
                                                                ----------

                                 POWER OF ATTORNEY


The undersigned member of the Board of Directors of Knight-Ridder, Inc. hereby constitutes and appoints John C. Fontaine, Ross Jones, and Tally C. Liu and each of them severally, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all Reports on Form 10-K (Annual Report pursuant to the Securities Exchange Act of 1934) and any amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

















    Joan Ridder Challinor                             Date: March 22, 1994
- -------------------------                             --------------------
    Joan Ridder Challinor

                                                                Exhibit 25
                                                                ----------

                                 POWER OF ATTORNEY


The undersigned member of the Board of Directors of Knight-Ridder, Inc. hereby constitutes and appoints John C. Fontaine, Ross Jones, and Tally C. Liu and each of them severally, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all Reports on Form 10-K (Annual Report pursuant to the Securities Exchange Act of 1934) and any amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


















    Jesse Hill, Jr.                                   Date: March 22, 1993
- -------------------                                   --------------------
    Jesse Hill, Jr.
                                       -157-


                                                               Exhibit 25
                                                               ----------

                                 POWER OF ATTORNEY


The undersigned member of the Board of Directors of Knight-Ridder, Inc. hereby constitutes and appoints John C. Fontaine, Ross Jones, and Tally C. Liu and each of them severally, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all Reports on Form 10-K (Annual Report pursuant to the Securities Exchange Act of 1934) and any amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.














    C. Peter McColough                                Date: March 22, 1994
- ----------------------                                --------------------
    C. Peter McColough

                                                               Exhibit 25
                                                               ----------

                                 POWER OF ATTORNEY


The undersigned member of the Board of Directors of Knight-Ridder, Inc. hereby constitutes and appoints John C. Fontaine, Ross Jones, and Tally C. Liu and each of them severally, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all Reports on Form 10-K (Annual Report pursuant to the Securities Exchange Act of 1934) and any amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.













    Thomas L. Phillips                                Date: March 22, 1994
- -----------------------                               --------------------
    Thomas L. Phillips

                                                               Exhibit 25
                                                               ----------

                                 POWER OF ATTORNEY


The undersigned member of the Board of Directors of Knight-Ridder, Inc. hereby constitutes and appoints John C. Fontaine, Ross Jones, and Tally C. Liu and each of them severally, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all Reports on Form 10-K (Annual Report pursuant to the Securities Exchange Act of 1934) and any amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


















    P. Anthony Ridder                                 Date: March 22, 1994
- ---------------------                                 --------------------
    P. Anthony Ridder

                                                                Exhibit 25
                                                                ----------

                                 POWER OF ATTORNEY


The undersigned member of the Board of Directors of Knight-Ridder, Inc. hereby constitutes and appoints John C. Fontaine, Ross Jones, and Tally C. Liu and each of them severally, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all Reports on Form 10-K (Annual Report pursuant to the Securities Exchange Act of 1934) and any amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.















    Barbara Knight Toomey                              Date:  March 22, 1994
- -------------------------                              ---------------------
    Barbara Knight Toomey