Form 10-Q
period 1994-03-27
KNIGHT RIDDER INC
filed 1994-05-10
CIK 205520

UNITED STATES

                            SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, D.C.   20549

                                         FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED   March 27, 1994
                           ------------------

COMMISSION FILE NUMBER  1-7553
                        ------

                         KNIGHT-RIDDER, INC.
- - ---------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

          FLORIDA                                    38-0723657
- - --------------------------------------------------------------------------
 (State of Incorporation)             (I.R.S. Employer Identification No.)


             ONE HERALD PLAZA, MIAMI, FLORIDA   33132
             ----------------------------------------
             (Address of principal executive offices)

                          (305) 376-3800
- - ---------------------------------------------------------------------------
        (Registrant's telephone number, including area code)

                           NOT APPLICABLE
- - ----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  x     No
   -----     ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.02 1/12 Par Value - 54,244,074 shares as of May 1, 1994.

                                Table of Contents for 10-Q
                                                                        Page
                                                                        ----

PART I.     FINANCIAL INFORMATION


Item 1.     Financial Statements (Unaudited)
            Consolidated Statements of Income                           3-4
            Consolidated Balance Sheets                                 5-6
            Consolidated Statements of Cash Flows                       7-8
            Notes to Consolidated Financial Statements                  9

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations               10-12


PART II.    OTHER INFORMATION


            Item 4 - Submission of Matters to a Vote of
                        Security Holders                                13-14
            Item 6 - Exhibits and Reports on 8-K                        14


SIGNATURE                                                               15

Exhibit 11  Statement Re: Computation of Per Share Earnings             16
Exhibit 28  Additional Exhibits                                         17-20

Consolidated  Statement  Of  Income  (Unaudited, in  thousands  of  dollars,  except  per  share  data)

                                             Quarter  Ended          Four  Quarters  Ended
                                         ----------------------     -----------------------
                                          March 27    March 28       March 27    March 28
                                            1994        1993           1994        1993
                                         ----------  ----------     ----------  -----------
OPERATING  REVENUE
 Newspapers
  Advertising
   Retail                               $  174,026  $  169,717     $  770,414  $   762,307
   General                                  47,081      42,915        172,939      173,279
   Classified                              145,412     135,201        556,964      522,368
                                         ----------  ----------     ----------  -----------
    Total                                  366,519     347,833      1,500,317    1,457,954
  Circulation                              120,724     116,983        478,161      461,762
  Other                                     14,627      13,002         58,397       43,194
                                         ----------  ----------     ----------  -----------
    Total  Newspapers                      501,870     477,818      2,036,875    1,962,910
 Business  Information  Services           128,993     106,076        461,442      395,075
                                         ----------  ----------     ----------  -----------
    Total  Operating  Revenue              630,863     583,894      2,498,317    2,357,985
                                         ----------  ----------     ----------  -----------
OPERATING  COSTS
 Labor  and  employee  benefits            268,395     253,376      1,039,200    1,004,286
 Newsprint,  ink  and  supplements          79,394      80,058        334,379      315,205
 Other  operating  costs                   181,118     162,896        683,731      627,424
 Depreciation  and  amortization            37,146      33,884        145,020      129,239
                                         ----------  ----------     ----------  -----------
    Total  Operating  Costs                566,053     530,214      2,202,330    2,076,154
                                         ----------  ----------     ----------  -----------
OPERATING  INCOME                           64,810      53,680        295,987      281,831
                                         ----------  ----------     ----------  -----------


OTHER  INCOME  (EXPENSE)
 Interest  expense                         (10,522)    (13,195)       (42,439)     (51,417)
 Interest  expense  capitalized                 56           5            171        8,074
 Interest  income                            1,265       1,754          5,223        5,407
 Other,  net                                (3,947)     (3,273)        (2,850)      (8,076)
                                         ----------  ----------     ----------  -----------
    Total                                  (13,148)    (14,709)       (39,895)     (46,012)
                                         ----------  ----------     ----------  -----------
Income before income taxes                  51,662      38,971        256,092      235,819
Income  taxes                               21,290      15,835        100,767       91,603
                                         ----------  ----------     ----------  -----------
    Net income                          $   30,372  $   23,136     $  155,325  $   144,216
                                         ==========  ==========     ==========  ===========
EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE               $     0.55  $     0.42     $     2.81  $      2.60
                                         ==========  ==========     ==========  ===========
DIVIDENDS  DECLARED                     $     0.35  $     0.35     $     1.40  $      1.40
  PER COMMON SHARE                       ==========  ==========     ==========  ===========

AVERAGE  COMMON  AND  COMMON
  EQUIVALENT SHARES
  OUTSTANDING (000s)                        55,233      55,747         55,203       55,453
                                         ==========  ==========     ==========  ===========
See  "Notes  to  Consolidated  Financial  Statements"  and  statistical  data  on  pages 9 and 19.

Consolidated  Balance  Sheet  (Unaudited, in  thousands  of  dollars,  except  share  data)

                                                                      March  27    December  26   March  28
                                                                        1994          1993          1993
                                                                     ----------   ------------   ----------
Assets
CURRENT  ASSETS
  Cash,  including  short-term  cash  investments  of  $1,987 in 1994,  $7,638  in  December  1993  and  $20,094
    in March  1993                                                  $   20,225     $   23,012   $   32,348
  Accounts  receivable,  net  of  allowances  of  $14,977 in
    1994,  $14,554  in  December  1993  and  $14,970
    in March  1993                                                     274,032        274,391      252,193
  Inventories                                                           38,042         41,422       45,824
  Other  current  assets                                                73,851         62,491       86,285
                                                                     ----------   ------------   ----------
      Total  Current  Assets                                           406,150        401,316      416,650
                                                                     ----------   ------------   ----------
INVESTMENTS  AND  OTHER  ASSETS
  Equity  in  unconsolidated  companies  and  joint  ventures          285,843        289,986      277,598
  Other                                                                181,547        175,058      159,774
                                                                     ----------   ------------   ----------
      Total  Investments  and  Other  Assets                           467,390        465,044      437,372
                                                                     ----------   ------------   ----------
PROPERTY,  PLANT  AND  EQUIPMENT
  Land  and  improvements                                               66,908         66,885       65,718
  Buildings  and  improvements                                         377,934        379,556      379,785
  Equipment                                                          1,179,650      1,168,054    1,067,318
  Construction  and  equipment  installations  in  progress             12,010         13,100       92,821
                                                                     ----------   ------------   ----------
                                                                     1,636,502      1,627,595    1,605,642
    Less  accumulated  depreciation                                    785,010        766,474      716,590
                                                                     ----------   ------------   ----------
      Net  Property,  Plant  and  Equipment                            851,492        861,121      889,052
                                                                     ----------   ------------   ----------
EXCESS  OF  COST  OVER  NET  ASSETS  ACQUIRED
  Less  accumulated  amortization  of  $165,911 in 1994,
  $160,545  in  December  1993  and  $145,601 in  March  1993          721,047        703,951      708,930
                                                                     ----------   ------------   ----------
      TOTAL                                                         $2,446,079     $2,431,432   $2,452,004
                                                                     ==========   ============   ==========

Liabilities  and  Shareholders'  Equity
CURRENT LIABILITIES
  Accounts  payable                                                 $  122,479     $  124,620   $  130,911
  Accrued  expenses  and  other  liabilities                            88,708         82,149       84,216
  Accrued  compensation  and  amounts  withheld  from  employees        74,181         79,736       74,341
  Federal  and  state  income  taxes                                     8,023             10        6,329
  Deferred  revenue                                                     62,053         60,095       55,610
  Dividends  payable                                                    19,107         19,199       19,326
  Short-term  borrowings  and  current  portion  of  long-term
      debt                                                              25,000         40,687       57,629
                                                                     ----------   ------------   ----------
      Total  Current  Liabilities                                      399,551        406,496      428,362
                                                                     ----------   ------------   ----------
NON-CURRENT LIABILITIES
    Long-term debt                                                     431,690        410,388      456,075
    Deferred federal and state income taxes                            139,764        135,979      113,168
    Postretirement benefits other than pensions                        169,209        174,331      174,532
    Employment benefits and other non-current liabilities               65,335         57,816       79,393
                                                                     ----------   ------------   ----------
        Total Non-Current Liabilities                                  805,998        778,514      823,168
                                                                     ----------   ------------   ----------
MINORITY INTERESTS                                                       2,034          3,253        2,571
                                                                     ----------   ------------   ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Common Stock, $.02 1/12 par value; shares authorized -
      250,000,000; shares issued - 54,608,949 in 1994,
      54,847,486 in December 1993 and 55,216,920 in March  1993          1,138          1,143        1,150
    Additional capital                                                 340,584        342,201      333,310
    Retained earnings                                                  896,774        899,825      863,443
                                                                     ----------   ------------   ----------
        Total Shareholders' Equity                                   1,238,496      1,243,169    1,197,903
                                                                     ----------   ------------   ----------
        TOTAL                                                       $2,446,079     $2,431,432   $2,452,004
                                                                     ==========   ============   ==========

See  "Notes  to  Consolidated  Financial  Statements"  and  statistical  data  on  pages 9 and 19.

Consolidated  Statement  of  Cash  Flows  (Unaudited, in  thousands  of  dollars)

                                                              Quarter  Ended    Four  Quarters  Ended
                                                            March 27  March 28   March 27   March 28
                                                              1994      1993       1994       1993
                                                           ---------- --------- ---------- ----------
CASH PROVIDED BY(REQUIRED FOR)OPERATING ACTIVITIES
  Net  income                                             $   30,372 $  23,136 $  155,325 $  144,216
  Non-cash  items  included  in  income
    Depreciation                                              26,624    25,063    105,875     94,645
    Amortization  of  excess  of  cost  over
      net  assets  acquired                                    5,366     4,810     20,310     18,981
    Amortization  of  other assets                             5,156     4,011     18,835     15,613
    Provision  for  non-current  deferred  taxes               3,785    (1,031)    26,596     17,745
    Distributions  from  investees  in  excess
      of  (less  than)  earnings                               3,064    (3,017)   (16,721)   (10,784)
    Other  items,  net                                         9,235     8,823     29,996     29,864
  Change in certain assets and liabilities:
    Accounts  receivable                                       2,430    18,132    (19,079)    (7,728)
    Inventories                                                3,380    (8,327)     7,906     (7,641)
    Other  current  assets                                   (11,664)  (22,737)    14,159    (16,551)
    Accounts  payable                                         (2,460)   11,191     (6,454)    38,535
    Federal and state income taxes                             8,013     5,043      6,512     (2,831)
    Other  current  liabilities                                 (344)    3,229      1,374     20,324
                                                           ---------- --------- ---------- ----------
        Net  cash  provided  by operating activities          82,957    68,326    344,634    334,388
                                                           ---------- --------- ---------- ----------
 CASH  REQUIRED  FOR  INVESTING  ACTIVITIES
  Additions  to  property,  plant  and  equipment            (14,172)  (24,402)   (59,311)   (87,459)
  Other  items,  net                                         (34,306)  (41,843)   (73,509)  (115,680)
                                                           ---------- --------- ---------- ----------
        Net cash required for  investing  activities         (48,478)  (66,245)  (132,820)  (203,139)
                                                           ---------- --------- ---------- ----------

CASH PROVIDED BY (REQUIRED FOR) FINANCING ACTIVITIES
  Proceeds from sale of commercial paper
    and bank borrowings                                      130,958    57,345    381,596    186,240
  Reduction  of  total  debt                                (125,343) (103,886)  (438,610)  (234,865)
                                                           ---------- --------- ---------- ----------
        Net  change  in  total  debt                           5,615   (46,541)   (57,014)   (48,625)
  Payment  of  cash  dividends                               (19,197)  (19,238)   (76,746)   (76,480)
  Sale  of  common  stock  to  employees                       9,182    12,281     27,610     49,691
  Purchase of treasury stock and stock tendered
         under stock option plans                            (25,122)             (65,815)
  Other  items,  net                                          (7,744)  (13,339)   (51,972)   (39,978)
                                                           ---------- --------- ---------- ----------
        Net cash required for financing  activities          (37,266)  (66,837)  (223,937)  (115,392)
                                                           ---------- --------- ---------- ----------
        Net  Increase  (Decrease)  in  Cash                   (2,787)  (64,756)   (12,123)    15,857
 Cash  and  short-term  cash
  investments  at  beginning  of  the  period                 23,012    97,104     32,348     16,491
                                                           ---------- --------- ---------- ----------
 Cash  and  short-term  cash
  investments  at  end  of  the  period                   $   20,225 $  32,348 $   20,225 $   32,348
                                                           ========== ========= ========== ==========
 Working  capital  at  end  of  period                    $    6,599 $ (11,712)$    6,599 $  (11,712)
                                                           ========== ========= ========== ==========
See  "Notes  to  Consolidated  Financial  Statements"  and  statistical  data  on  pages 9 and 19.

                                               -8-

Notes  to  Consolidated  Financial  Statements (Unaudited)

Note  1    - Debt  (In  thousands  of  dollars)

                                                                  Effective
                                                                  Interest               Balance  at
                                                                  Rate  at     ----------------------------------
                                                                  March 27      March 27   December 26  March 28
                                                                    1994          1994        1993        1993
                                                                  ---------    ----------   ---------   ---------
Commercial  paper,  net  of  discount                                  3.6 %    $100,206    $ 53,985    $ 14,989
Notes  payable,  net  of  discount  (a)                                8.6       158,974     198,930     298,463
Debentures,  net  of  discount  (b)                                   10.0       197,510     197,472     197,348
Other  indebtedness                                                                              688       2,904
                                                                               ----------   ---------   ---------
           Total  debt  (c)                                            8.1       456,690     451,075     513,704
Less  amounts  classified  as  current                                 3.6        25,000      40,687      57,629
                                                                               ----------   ---------   ---------
           Total  long-term  debt                                      8.4 %    $431,690    $410,388    $456,075
                                                                               ==========   =========   =========

(a)        Represents  $160  million  of  8 1/2%  Notes  subject  to  mandatory  pro rata  amortization  of  25%  annually commencing  1998  through  maturity  in  2001,  $100  million  of  8%  Notes  payable  in  1996  but  called  on
           April 15, 1993  and  a  $40 million  9.05%  Note  which  matured  and  was  redeemed  on  January  15,  1994.

(b)        Represents  $200  million  of  20-year  9 7/8%  debentures  due  in  2009.

(c)        At  March 27, 1994 and March  28,  1993,  interest  payments  of  $9.7  million and  $13.9  million  had  been  made for  the  year-to-date,  respectively.

Note  2    - Income  Tax  Expense

Income  tax  payments  for  the  quarters  ended  March  27, 1994  and  March  28,  1993, were  $2.3  million  and  $11.3 million,  respectively.

Management's Discussion and Analysis of the First Quarter

First Quarter 1994
Compared With First Quarter 1993

Earnings per share for the first quarter of 1994 were $.55 per share, up $.13, or 31.0%, from last year's $.42 per share. Net income of $30.4 million improved by $7.2 million, or 31.3% over last year. Operating income for the quarter increased by 20.7% to $64.8 million, on an 8.0% operating revenue improvement.

Operating Revenue

Advertising revenues increased 5.4% on a 1.8% increase in full-run ROP linage.

Retail advertising revenue increased $4.3 million, or 2.5%, over last year on a 1.5% decline in full-run ROP linage. Retail advertising has remained soft, even as other advertising categories gain momentum.

General advertising revenue improved by $4.2 million, or 9.7%, from last year on a 13.0% increase in full-run ROP linage.

Classified advertising revenue increased by 7.6% from last year on a 4.3% full-run ROP linage increase. The employment category showed the largest gain, posting a 15.5% improvement, with classified automotive advertising up 6.4%. This is the eighth consecutive quarter of classified revenue year-over-year improvement.

Circulation revenue increased $3.7 million, or 3.2%, due to a 4.5% increase in average rates, on a 1.3% decline in seven-day circulation.

Other newspaper revenue increased $1.6 million, or 12.5%, as a result of continued efforts to augment traditional newspaper revenue with new related sources of revenue.

Business Information Services (BIS) revenue increased $22.9 million, or 21.6%. Part of the revenue growth resulted from the March 1993 acquisition of Data-Star, the late 1993 acquisitions of Equinet and Dataline, the formation of a 1994 joint venture with Southam called Infomart Dialog and the January 1994 acquisition of Technimetrics. Excluding the first-time impact of these acquisitions, BIS revenue would have been up about 9.0% for the quarter.

Operating Costs

Labor and employee benefit costs rose $15.0 million, or 5.9%, on a 3.5% increase in the average wage per employee and a 0.7% increase in the number of equivalent full-time employees. The increase in the employee base resulted from BIS expansion and acquisitions, and was partially offset by reductions in the Newspaper Division. Some benefit costs increased at a higher rate than the wage base.

Newsprint, ink and supplements cost declined $664,000, or 0.8%, on an 2.2% decrease in average newsprint price and a 1.8% increase in newsprint consumed.

Other operating costs rose $18.2 million, or 11.2%. About one-third of the increase resulted from royalty expense and exchange fee increases related to BIS revenue improvements.

Depreciation and amortization expense increased $3.3 million, or 9.6%, primarily due to BIS expansion and acquisitions.

Non-Operating Items and Income Taxes

Interest expense, net of interest income and interest expense capitalized, decreased $2.2 million, or 19.5%, due to lower debt levels during the quarter and utilization of lower rate commercial paper debt upon the prepayment and maturity of certain fixed-rate debt. Also, the average debt balance for the quarter was down $76.7 million from the first quarter of last year.

The effective tax rate was 41.2%, compared with 40.6% in the first quarter of 1993, primarily as a result of the tax increases passed by Congress mid-year 1993.

Other

In the first quarter of 1994, the company formally adopted Financial Accounting Standard (FAS) 112 - Employers' Accounting for Postemployment Benefits and FAS 115 - Accounting for Certain Investments in Debt and Equity Securities. The adoption of FAS 112 and FAS 115 did not have a material impact on the company's results of operations.

In January 1994, the company acquired the assets of Technimetrics, which publishes information documenting the holdings of major global investment firms. Results of operations for Technimetrics are included in the BIS Division. BIS results also include full first quarter operations of a newly formed joint venture between Dialog and the Canadian electronic publishing operation of Southam, Inc.

In the second quarter, the Journal of Commerce (another BIS subsidiary) intends to form a joint venture partnership with Americas Systems, Inc., which specializes in the development of custom software solutions for the transportation industry. The joint venture, Transax Systems, is expected to be operational in the second quarter and will provide tariff filing and retrieval products.

Outlook for the Remainder of the Year

1994 has started out with some positive indicators of recovery, and we have started to realize the expected transition cost reductions related to the new plant in Philadelphia. The BIS Division appears to be headed for another good year, and we expect to continue with a solid growth rate strengthened by our global acquisitions during the last year. If the economy remains healthy, we expect a year of very favorable earnings growth.

However, our enthusiasm is tempered by recent interest rate increases and a sluggish recovery in the retail sector. Both factors affect the company's growth in the future.

Liquidity

Net cash provided by continuing operations improved to $83.0 million from $68.3 million in the first quarter of 1993. The increase resulted primarily from higher earnings. Cash and equivalents were down $2.8 million from year end and $12.1 million from March 28, 1993. Total debt increased $5.6 million during the quarter due to the acquisition of Technimetrics, and decreased $57.0 million from March 28, 1993.

The long term debt-to-equity ratio was 34.9%, compared to 33.0% at year end, and 38.1% last March. The total-debt-to-total-capital ratio was 26.9%,
compared with 26.6% at year end and 30.0% in March 1993.   Approximately
$400.0 million in aggregate unused credit lines remained at the end of the quarter. The ratio of current assets to current liabilities was 1.0:1 at March 27, 1994, December 26, 1993 and March 28, 1993.

In January 1994, $40.0 million in 9.05% Notes payable matured. Proceeds from the sale of commercial paper were used to finance the reduction in Notes.
The company entered into a modest share repurchase program in the first quarter, which is continuing.

                  PART II.  OTHER INFORMATION

                  OTHER INFORMATION
                  -----------------

                  Items 1, 2, 3, 4(d) and 5 are omitted as inapplicable, not required, or because the information is included in the consolidated financial information.

Item 4(a),(b),    Submission of Matters to a Vote of Security Holders
(c)               ---------------------------------------------------

                  The Company's Annual Meeting of Shareholders was held on May 4, 1994. The results of the voting with respect to matters presented at the Annual Meeting (other than the approval of auditors) were as follows: 47,942,508 shares of Common Stock voted for the election of Randall L. Tobias as a Director to the Board of Directors for a term ending in 1996, 290,411 shares withheld and -0- shares voted against; 47,932,280 shares of Common Stock voted for the re-election of Alvah H. Chapman, Jr. as a Director to the Board of Directors for a term ending in 1997, 300,639 shares withheld and -0- shares voted against; 47,937,356 shares of Common Stock voted for the re-election of Peter C. Goldmark, Jr. as a Director to the Board of Directors for a term ending in 1997, 295,563 shares withheld and -0- shares voted against; 47,941,893 shares of Common Stock voted for the re-election of Barbara B. Hauptfuhrer as a Director to the Board of Directors for a term ending in 1997, 291,026 shares withheld and -0- shares voted against; 47,942,581 shares of Common Stock voted for the re-election of William S. Lee as a Director to the Board of Directors for a term ending in 1997, 290,338 shares withheld and -0- shares voted against; 47,942,782 shares of Common Stock voted for the re-election of John L. Weinberg as a Director to the Board of Directors for a term ending in 1997, 290,137 shares withheld and -0-shares voted against; 47,944,729 shares of Common Stock voted for the re-election of Ben R. Morris as a Director to the Board of Directors for a term ending in 1995, 288,190 shares withheld and -0- shares voted against; 47,940,159 shares of Common Stock voted for the re-election of Eric Ridder as a Director to the Board of Directors for a term ending in 1995, 292,760 shares withheld and -0- shares voted against;

                  42,532,316 shares of Common Stock voted against a shareholder proposal concerning the preparation of a report regarding cigarette advertising, 1,758,217 shares of Common Stock were voted in favor of the proposal and 1,722,976 shares abstained from voting on such amendment, 2,219,410 shares were broker non votes; 30,733,362 shares of Common Stock voted against a shareholder proposal concerning the annual election of directors, 15,021,368 shares of
                  Common Stock were voted in favor of the proposal and
                  258,779 shares abstained from voting on such amendment, 2,219,410 shares were broker non votes; 43,293,212 shares of Common Stock voted against a shareholder proposal concerning a change in editorial policy regarding gun control and related issues, 675,955 shares of Common
                  Stock were voted in favor of the proposal and 2,044,342 shares abstained from voting on such amendment; 2,219,410 shares were broker non votes.

Item 6            Exhibits and Reports on Form 8-K
                  --------------------------------

                  a.    Exhibits Filed

                        No. 11 -    Statement Re: Computation of Per Share
                                    Earnings

                        No. 28 -    Additional Exhibits

                  b.    Reports on Form 8-K

                        No reports were filed on Form 8-K during the quarter ended March 27, 1994.

                                        SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          KNIGHT-RIDDER, INC.
                                          (Registrant)




Date   May 10, 1994
                                          Tally Liu, Vice President/Finance
                                          & Controller
                                          (Chief Accounting Officer and Duly
                                          Authorized Officer of Registrant)