Form 10-Q
period 1994-06-26
KNIGHT RIDDER INC
filed 1994-08-09
CIK 205520

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.   20549

                                 FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED   June 26, 1994
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.02 1/12 Par Value-53,598,688 shares as of July 31, 1994 .

                        Table of Contents for 10-Q
                                                                       Page
                                                                       ----

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)
          Consolidated Statements of Income                             3-4
          Consolidated Balance Sheets                                   5-6
          Consolidated Statements of Cash Flows                         7-8
          Notes to Consolidated Financial Statements                      9

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations               10-12


PART II.  OTHER INFORMATION

          Item 6 - Exhibits and Reports on 8-K                           13


SIGNATURE                                                                14

Exhibit 11  Statement Re: Computation of Per Share Earnings              15
Exhibit 28  Additional Exhibits                                       16-19

Consolidated  Statement  Of  Income  (Unaudited, in  thousands  of  dollars,  except  share  data)

                                             Quarter  Ended          Two  Quarters  Ended       Four  Quarters Ended
                                         ----------------------     ---------------------     ------------------------
                                          June 26      June 27       June 26      June 27       June 26      June 27
                                            1994         1993          1994         1993          1994         1993
                                         ---------    ---------     ---------    ---------     ---------    ---------
OPERATING  REVENUE
 Newspapers
  Advertising
   Retail                               $  194,840   $  191,144    $  368,866  $   360,861    $  774,110   $  764,965
   General                                  45,453       44,606        92,534       87,521       173,786      168,282
   Classified                              155,671      141,733       301,083      276,934       570,902      531,938
                                         ---------    ---------     ---------    ---------     ---------    ---------
    Total                                  395,964      377,483       762,483      725,316     1,518,798    1,465,185
  Circulation                              121,591      118,850       242,315      235,833       480,902      465,606
  Other                                     16,575       14,349        31,202       27,351        60,623       47,854
                                         ---------    ---------     ---------    ---------     ---------    ---------
    Total  Newspapers                      534,130      510,682     1,036,000      988,500     2,060,323    1,978,645
 Business  Information  Services           127,420      111,000       256,413      217,076       477,862      410,491
                                         ---------    ---------     ---------    ---------     ---------    ---------
    Total  Operating  Revenue              661,550      621,682     1,292,413    1,205,576     2,538,185    2,389,136
                                         ---------    ---------     ---------    ---------     ---------    ---------

OPERATING  COSTS
 Labor  and  employee  benefits            267,984      255,323       536,379      508,699     1,051,861    1,009,775
 Newsprint,  ink  and  supplements          79,918       84,916       159,312      164,974       329,381      321,357
 Other  operating  costs                   181,147      168,834       362,265      331,730       696,044      645,106
 Depreciation  and  amortization            37,215       36,364        74,361       70,248       145,871      133,871
                                         ---------    ---------     ---------    ---------     ---------    ---------
    Total  Operating  Costs                566,264      545,437     1,132,317    1,075,651     2,223,157    2,110,109
                                         ---------    ---------     ---------    ---------     ---------    ---------
OPERATING  INCOME                           95,286       76,245       160,096      129,925       315,028      279,027
                                         ---------    ---------     ---------    ---------     ---------    ---------

OTHER  INCOME  (EXPENSE)
 Interest  expense                         (11,662)     (12,442)      (22,184)     (25,637)      (41,659)     (51,338)
 Interest  expense  capitalized                  7           13            63           18           165          978
 Interest  income                            1,350        1,426         2,615        3,180         5,147        6,004
 Other,  net                                   281         (232)       (3,666)      (3,505)       (2,337)      (9,399)
                                         ---------    ---------     ---------    ---------     ---------    ---------
     Total                                 (10,024)     (11,235)      (23,172)     (25,944)      (38,684)     (53,755)
                                         ---------    ---------     ---------    ---------     ---------    ---------
Income before  income  taxes                85,262       65,010       136,924      103,981       276,344      225,272
Income  taxes                               35,141       22,513        56,431       38,348       113,395       84,649
                                         ---------    ---------     ---------    ---------     ---------    ---------

     Net income                         $   50,121   $   42,497    $   80,493   $   65,633    $  162,949   $  140,623
                                         =========    =========     =========    =========     =========    =========

 EARNINGS PER COMMON AND
    COMMON EQUIVALENT SHARE             $     0.92   $     0.77    $     1.47   $     1.18    $     2.96   $     2.53
                                         =========    =========     =========    =========     =========    =========

DIVIDENDS  DECLARED  PER
 COMMON  SHARE                          $     0.37 * $     0.35    $     0.72   $     0.70    $     1.42   $     1.40
                                         =========    =========     =========    =========     =========    =========

AVERAGE  COMMON  AND  COMMON
 EQUIVALENT SHARES
 OUTSTANDING  (000s)                        54,548       55,476        54,890       55,611        54,971       55,535
                                         =========    =========     =========    =========     =========    =========

* Dividends for the second quarter of 1994 were declared on June 28, 1994.
See  "Notes  to  Consolidated  Financial  Statements"  and  statistical  data  on  pages  9 and 18.

Consolidated Balance Sheet (Unaudited, in thousands of dollars, except share data)

                                                                    June 26     December 26    June 27
                                                                      1994          1993         1993
                                                                   ---------     ---------    ---------
Assets
CURRENT ASSETS
  Cash, including short-term cash investments of $7,493
    in 1994, $7,638 in December 1993 and $150 in June 1993          $  22,836    $  23,012    $   9,565
  Accounts receivable, net of allowances of $14,760 in
    1994, $14,554 in December 1993 and $14,167 in
    June 1993                                                         291,237      274,391      262,158
  Inventories                                                          39,519       41,422       50,621
  Other current assets                                                 58,436       62,491       82,638
                                                                    ---------    ---------    ---------
      Total  Current  Assets                                          412,028      401,316      404,982
                                                                    ---------    ---------    ---------
INVESTMENTS AND OTHER ASSETS
  Equity in unconsolidated companies and joint ventures               287,174      289,986      286,858
  Other                                                               180,335      175,058      160,276
                                                                    ---------    ---------    ---------
      Total Investments and Other Assets                              467,509      465,044      447,134
                                                                    ---------    ---------    ---------
PROPERTY,  PLANT  AND  EQUIPMENT
  Land and improvements                                                66,880       66,885       65,462
  Buildings and improvements                                          378,803      379,556      380,804
  Equipment                                                         1,193,804    1,168,054    1,158,465
  Construction and equipment installations in progress                  9,871       13,100       11,478
                                                                    ---------    ---------    ---------
                                                                    1,649,358    1,627,595    1,616,209
    Less accumulated depreciation                                     806,827      766,474      735,517
                                                                    ---------    ---------    ---------
      Net Property, Plant and Equipment                               842,531      861,121      880,692
                                                                    ---------    ---------    ---------

  EXCESS OF COST OVER NET ASSETS ACQUIRED
  Less  accumulated  amortization  of  $171,400 in  1994,
  $160,545  in  December  1993  and  $150,563 in  June  1993          717,954      703,951      706,375
                                                                    ---------    ---------    ---------
      TOTAL                                                        $2,440,022   $2,431,432   $2,439,183
                                                                    =========    =========    =========

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
  Accounts payable                                                 $  131,857   $  124,620   $  128,571
  Accrued expenses and other liabilities                               82,563       82,149       88,709
  Accrued compensation and amounts withheld from employees             78,463       79,736       77,834
  Federal and state income taxes                                       14,972           10       12,125
  Deferred revenue                                                     59,770       60,095       54,030
  Dividends payable                                                                 19,199       19,093
  Short-term borrowings and current portion of long-term
      debt                                                             40,000       40,687       42,750
                                                                    ---------    ---------    ---------
      Total Current Liabilities                                       407,625      406,496      423,112
                                                                    ---------    ---------    ---------
NON-CURRENT LIABILITIES
    Long-term debt                                                    417,414      410,388      455,666
    Deferred federal and state income taxes                           146,064      135,979      119,707
    Postretirement benefits other than pensions                       169,306      174,331      174,706
    Employment benefits and other non-current liabilities              62,374       57,816       77,730
                                                                    ---------    ---------    ---------
        Total Non-Current Liabilities                                 795,158      778,514      827,809
                                                                    ---------    ---------    ---------

MINORITY INTERESTS                                                      2,825        3,253        2,646
                                                                    ---------    ---------    ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Common Stock, $.02 1/12 par value; shares authorized -
      250,000,000; shares issued - 53,675,913 in 1994,
      54,847,486 in December 1993 and 54,569,041 in June 1993           1,118        1,143        1,137
    Additional capital                                                333,159      342,201      328,781
    Retained earnings                                                 900,137      899,825      855,698
                                                                    ---------    ---------    ---------
        Total Shareholders' Equity                                  1,234,414    1,243,169    1,185,616
                                                                    ---------    ---------    ---------
        TOTAL                                                      $2,440,022   $2,431,432   $2,439,183
                                                                    =========    =========    =========
See "Notes to Consolidated Financial Statements" and statistical data on pages 9 and 18.

Consolidated Statement of Cash Flows (Unaudited, in thousands of dollars)

                                                              Quarter  Ended     Two Quarters Ended   Four Quarters Ended
                                                             -----------------    -----------------    -----------------
                                                            June 26   June 27    June 26   June 27    June 26   June 27
                                                              1994      1993       1994      1993       1994      1993
                                                             -------   -------    -------   -------    -------   -------
CASH PROVIDED BY(REQUIRED FOR)OPERATING ACTIVITIES
  Net  income                                              $  50,121 $  42,497  $  80,493 $  65,633  $ 162,949 $ 140,623
  Non-cash  items  included  in  income:
    Depreciation                                              26,599    26,807     53,223    51,870    105,667    98,305
    Amortization  of  excess  of  cost  over
      net  assets  acquired                                    5,489     4,962     10,855     9,772     20,837    19,210
    Amortization  of  other assets                             5,127     4,595     10,283     8,606     19,367    16,356
    Provision  for  non-current  deferred  taxes               6,300     6,539     10,085     5,508     26,357    23,062
    Distributions  from  investees  in  excess
      of  (less  than)  earnings                              (2,360)  (10,497)       704   (13,514)    (8,584)  (18,601)
    Other  items,  net                                         9,403     9,019     18,638    17,842     30,380    32,310
  Change in certain assets and liabilities:
    Accounts  receivable                                     (17,094)   (9,965)   (14,664)    8,167    (26,208)  (15,909)
    Inventories                                               (1,477)   (4,797)     1,903   (13,124)    11,226   (16,269)
    Other  current  assets                                    14,405     3,859      2,741   (18,878)    24,705    (4,151)
    Accounts  payable                                          9,378     5,233      6,918    16,424     (2,309)   41,870
    Federal and state income taxes                             6,949     5,796     14,962    10,839      7,665   (12,881)
    Other  current  liabilities                               (3,923)   (4,742)    (4,267)   (1,513)     2,193     4,947
                                                             -------   -------    -------   -------    -------   -------
        Net  cash  provided  by operating activities         108,917    79,306    191,874   147,632    374,245   308,872
                                                             -------   -------    -------   -------    -------   -------
 CASH  REQUIRED  FOR  INVESTING  ACTIVITIES
  Additions  to  property,  plant  and  equipment            (15,870)  (17,251)   (30,042)  (41,653)   (57,930)  (76,319)
  Other items, net                                            (6,572)   (5,687)   (40,878)  (47,530)   (74,394) (114,566)
                                                            --------  --------   --------  --------   --------  --------
         Net  cash  required for investing activities        (22,442)  (22,938)   (70,920)  (89,183)  (132,324) (190,885)
                                                            --------  --------   --------  --------   --------  --------

 CASH PROVIDED BY (REQUIRED FOR) FINANCING ACTIVITIES
  Proceeds  from sale of commercial paper and
    bank borrowings                                           76,455   128,510    207,413   185,855    329,541   272,591
  Reduction  of  total  debt                                 (75,731) (143,940)  (201,074) (247,826)  (370,401) (294,016)
                                                            --------  --------   --------  --------   --------  --------
         Net  change  in  total  debt                            724   (15,430)     6,339   (61,971)   (40,860)  (21,425)
  Payment  of  cash  dividends                               (19,107)  (19,326)   (38,304)  (38,564)   (76,527)  (76,823)
  Sale  of  common  stock  to  employees                       6,535     3,991     15,717    16,272     30,154    41,380
  Purchase of treasury stock and stock tendered
         under stock option plans                            (60,738)  (39,682)   (85,860)  (39,682)   (86,871)  (39,682)
  Other  items,  net                                         (11,278)   (8,704)   (19,022)  (22,043)   (54,546)  (43,185)
                                                            --------  --------   --------  --------   --------  --------
        Net  cash  required  for financing  activities       (83,864)  (79,151)  (121,130) (145,988)  (228,650) (139,735)
                                                            --------  --------   --------  --------   --------  --------
         Net Increase  (Decrease)  in  Cash                    2,611   (22,783)      (176)  (87,539)    13,271   (21,748)
 Cash  and  short-term  cash
  investments  at  beginning  of  the  period                 20,225    32,348     23,012    97,104      9,565    31,313
                                                            --------  --------   --------  --------   --------  --------
Cash  and  short-term  cash
  investments  at  end  of  the  period                    $  22,836 $   9,565  $  22,836 $   9,565  $  22,836 $   9,565
                                                            ========  ========   ========  ========   ========  ========
Working  capital  at  end  of the  period                  $   4,403 $ (18,130) $   4,403 $ (18,130) $   4,403 $ (18,130)
                                                            ========  ========   ========  ========   ========  ========
See "Notes to Consolidated Financial Statements" and statistical data on pages 9 and 18.

Notes to Consolidated Financial Statements (Unaudited)
Note  1  - Debt  (In thousands  of  dollars)

                                                                Effective
                                                                Interest                Balance  at
                                                                Rate at     --------------------------------
                                                                June 26      June 26   December 26   June 27
                                                                  1994        1994        1993        1993
                                                                --------    --------    --------    --------


Commercial  paper,  net  of  discount                               4.0 %   $100,849    $ 53,985    $ 99,431
Notes  payable,  net  of  discount  (a)                             8.6      159,017     198,930     198,827
Debentures,  net  of  discount  (b)                                10.0      197,548     197,472     197,390
Other  indebtedness                                                                          688       2,768
                                                                            --------    --------    --------
         Total  debt  (c)                                           8.2      457,414     451,075     498,416
Less  amounts  classified  as  current                              4.0       40,000      40,687      42,750
                                                                            --------    --------    --------
         Total  long-term  debt                                     8.6 %   $417,414    $410,388    $455,666
                                                                            ========    ========    ========

(a)      Represents  $160  million  of  8 1/2%  Notes  subject  to  mandatory  pro rata  amortization  of  25%
         annually commencing in 1998 through  maturity  in  2001,  and a $40 million 9.05%  Note which matured and was redeemed on January 15, 1994.

(b)      Represents  $200  million  of  20-year  9 7/8%  debentures  due  in  2009.

(c)      At  June  26,  1994  and  June  27,  1993,  interest  payments  of  $22.1 million  and  $29.0  million had been made for the  year-to-date,  respectively.

Note  2  - Income  Tax  Expense

Income  tax  payments  for  the  two  quarters  ended  June 26, 1994  and  June 27, 1993, were  $23.3 million and $20.7 million respectively.

Management's Discussion and Analysis of the Second Quarter

Second Quarter 1994
Compared With Second Quarter 1993

Earnings per share for the second quarter of 1994 increased by 19.5% to $.92 per share, compared with $.77 per share in 1993. Earnings per share for the first two quarters of 1994 were $1.47 compared with $1.18 in 1993, a 24.6% improvement.

Operating Revenue

Newspaper advertising revenue increased by 4.9% over the second quarter last year, on a full-run ROP linage increase of 2.1%.

Retail advertising revenue increased $3.7 million, or 1.9%, over last year on a 1.2% decline in full-run ROP linage. Improved average rates and an increase in preprint revenue more than offset the drop in linage. Retail revenue is up 2.2% for the year-to-date, on a 1.3% decrease in full-run ROP linage.

General advertising revenue increased by $847,000, or 1.9%, from last year on a 3.3% improvement in full-run ROP linage. For the year-to-date general revenue is up 5.7% on a 7.8% rise in full-run ROP linage.

Classified advertising revenue improved by 9.8% over the second quarter last year, on a 5.8% full-run ROP linage increase. The employment revenue category has shown the biggest gain, up 21.2%. For the first two quarters, classified revenue is up 8.7% on a 5.1% full-run ROP linage improvement. Classified has shown full-run ROP linage year-over-year improvement for each of the last eight quarters.

Circulation revenue increased $2.7 million, or 2.3%, due to a 3.9% increase in average rates, offset by a slight decline in circulation. Revenue is up 2.7% so far this year.

Other newspaper revenues improved by $2.2 million, or 15.5%, primarily due to various efforts to augment traditional newspaper revenues with new related revenue sources.

Business Information Services (BIS) revenue in the second quarter increased $16.4 million, or 14.8%, due in part to recent acquisitions and joint ventures. Business Information Services revenue is up 18.1% for the year-to-date, again reflecting the impact of the acquisitions.

Excluding the impact of joint ventures and recent acquisitions, division revenue was 7.5% over the second quarter last year and 8.2% higher than the first two quarters of 1993.

Operating Costs

Labor and employee benefit costs rose $12.7 million, or 5.0%, on a 0.1% increase in the work force and a 5.3% increase in average wage. If not for recent BIS acquisitions and expansion, the workforce would have been down, due to reductions in the Newspaper Division.

Newsprint, ink and supplements costs decreased $5.0 million, or 5.9%, on a 6.0% decrease in average newsprint price. These costs are down 3.4% for the first two quarters on a 0.9% rise in newsprint consumption and a 4.2% average price decrease.

Other operating costs rose $12.3 million, or 7.3%. The increase resulted primarily from volume related exchange fee expense in the BIS Division, increased distribution costs resulting from an emphasis on alternate delivery and increased circulation promotion costs.

Non-Operating Items and Income Taxes

Interest expense, net of interest income and interest expense capitalized, decreased by $698,000, or 6.3% due primarily to lower debt levels. The average debt balance for the quarter was down almost $39 million, or 7.4%, from the second quarter of last year.

The effective tax rate for the second quarter 1994 was 41.2% compared to 34.6% in the second quarter 1993. The 1.0% increase in the statutory tax rate enacted by Congress in the third quarter 1993, and a second quarter 1993 favorable tax adjustment were major factors in the increase compared to second quarter last year.

Other

In April 1994, the Journal of Commerce formed a joint venture partnership with American Systems, Inc., which specializes in the development of custom software solutions for the transportation industry. The joint venture, Transax Systems, provides tariff filing and retrieval products, and its results are included in the BIS Division for the second quarter.

On June 28, 1994, the Board of Directors increased the quarterly dividend by 5.7% to $.37 per share. At the same time the Board authorized the repurchase of up to three million shares of Knight-Ridder common stock, in addition to approximately 750,000 shares remaining under an earlier authorization. In the first two quarters, the company purchased approximately 1.5 million shares under the earlier authorization. The company will be buying in the market from time to time.

Outlook for the Remainder of the Year

We have continued the positive momentum of the first quarter, and we expect 1994 to be a year of very healthy earnings growth. Classified continues to be strong and retail and general advertising growth are firming up. For the year, we expect the average cost of newsprint to be about flat with 1993, and we look forward to additional improvement from Philadelphia, which is realizing its expected reductions in transition costs related to the new plant.

Additionally, our results continue to be bolstered by the BIS Division acquisitions, and the impact of its global expansion.

Liquidity

Net cash provided by operating activities increased to $108.9 million from $79.3 million in the second quarter of 1993, due to improved earnings and distributions from investees and changes in several working capital components. Current liabilities for the second quarter 1994 did not include approximately $19.9 million of dividends which were declared on June 28, 1994, after the end of the second quarter. Dividends to shareholders are normally declared prior to the quarter end and recorded as current liabilities.

Cash and equivalents were up $2.6 million from last quarter and down $176,000 from year end. Total debt was increased $724,000 during the quarter and $6.3 million from year end. This slight increase in debt resulted from the anticipated share repurchase program and the 1994 BIS acquisitions. Both of these were, in large part, funded through internally generated cash flow.

The long-term-debt-to-equity ratio was 33.8%, up slightly from 33.0% at year end, and down from 38.4% last June. The total-debt-to-total-capital ratio was 27% compared with 26.6% at year end and 29.6% in June 1993. Approximately $400 million in aggregate unused credit lines remained at the end of the quarter. The ratio of current assets to current liabilities was 1.0:1 at June 26, 1994, Dec. 26, 1993, and at June 27, 1993.

               PART II.  OTHER INFORMATION

               OTHER INFORMATION
               -----------------

               Items 1, 2, 3, 4 and 5 are omitted as inapplicable, not required, or because the information is included in the consolidated financial information.

Item 6         Exhibits and Reports on Form 8-K
               --------------------------------

               a.   Exhibits Filed

                    No. 11 -  Statement Re: Computation of Per Share
                              Earnings

                    No. 28 -    Additional Exhibits

               b.   Reports on Form 8-K

                    No reports were filed on Form 8-K during the quarter ended June 26, 1994.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   KNIGHT-RIDDER, INC.
                                   (Registrant)




Date   August 9, 1994
                                    Tally Liu, Vice President/Finance
                                    and Controller
                                    (Chief Accounting Officer and Duly
                                    Authorized Officer of Registrant)