Form 10-Q
period 1994-09-25
KNIGHT RIDDER INC
filed 1994-11-08
CIK 205520

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED September 25, 1994
                            -------------

COMMISSION FILE NUMBER 1-7553
                       ------

                         KNIGHT-RIDDER, INC.
- ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          FLORIDA                                    38-0723657
- --------------------------------------------------------------------------
 (State of Incorporation)             (I.R.S. Employer Identification No.)


             ONE HERALD PLAZA, MIAMI, FLORIDA   33132
             ----------------------------------------
             (Address of principal executive offices)


                          (305) 376-3800
- ---------------------------------------------------------------------------
        (Registrant's telephone number, including area code)


                           NOT APPLICABLE
- ----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  x     No
   -----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.02 1/12 Par Value-53,424,665 shares as of October 30, 1994.

                            Table of Contents for 10-Q

                                                                Page
                                                               ------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
            Consolidated Statements of Income                   3-4
            Consolidated Balance Sheets                         5-6
            Consolidated Statements of Cash Flows               7-8
            Notes to Consolidated Financial Statements            9

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations     10-12


PART II.    OTHER INFORMATION


            Item 6 - Exhibits and Reports on 8K                  13

SIGNATURE                                                        14

Exhibit 11   Statement Re: Computation of Per Share Earnings     15
Exhibit 27   Financial Data Schedule                             16
Exhibit 28   Additional Exhibits                              17-20

Consolidated Statement of Income (Unaudited, in thousands of dollars, except share data)

                                              Quarter  Ended      Three  Quarters  Ended     Four  Quarters  Ended
                                          ---------------------   ----------------------     ---------------------
                                          Sept. 25     Sept. 26    Sept. 25    Sept. 26      Sept. 25      Sept. 26
                                            1994         1993        1994        1993          1994          1993
                                          --------     --------    --------    --------      --------      --------
OPERATING  REVENUE
 Newspapers
  Advertising
   Retail                               $  182,220   $  175,319  $  551,086  $  536,180    $  781,011    $   764,241
   General                                  40,337       36,617     132,871     124,138       177,506        166,189
   Classified                              155,511      139,303     456,594     416,237       587,110        540,282
                                          --------     --------    --------    --------      --------       --------
    Total                                  378,068      351,239   1,140,551   1,076,555     1,545,627      1,470,712
  Circulation                              120,475      117,761     362,790     353,594       483,616        469,641
  Other                                     15,990       13,740      47,192      41,091        62,873         51,775
                                          --------     --------    --------    --------      --------       --------
    Total  Newspapers                      514,533      482,740   1,550,533   1,471,240     2,092,116      1,992,128
 Business  Information  Services           128,080      110,384     384,493     327,460       495,558        425,278
                                          --------     --------    --------    --------      --------       --------
    Total  Operating  Revenue              642,613      593,124   1,935,026   1,798,700     2,587,674      2,417,406
                                          --------     --------    --------    --------      --------       --------
OPERATING  COSTS
 Labor  and  employee  benefits            269,568      251,806     805,947     760,505     1,069,623      1,016,786
 Newsprint,  ink  and  supplements          81,801       82,518     241,113     247,492       328,664        329,745
 Other  operating  costs                   178,539      164,123     540,804     495,853       710,460        656,388
 Depreciation  and  amortization            37,428       36,363     111,789     106,611       146,936        138,204
                                          --------     --------    --------    --------      --------       --------
    Total  Operating  Costs                567,336      534,810   1,699,653   1,610,461     2,255,683      2,141,123
                                          --------     --------    --------    --------      --------       --------
OPERATING  INCOME                           75,277       58,314     235,373     188,239       331,991        276,283
                                          --------     --------    --------    --------      --------       --------
                                                                   -3-

OTHER  INCOME  (EXPENSE)
 Interest  expense                         (11,394)      (7,773)    (33,578)    (33,410)      (45,280)       (46,558)
 Interest  expense  capitalized                249           50         312          68           364             68
 Interest  income                            1,510        1,287       4,125       4,467         5,370          6,280
 Other,  net                                (2,556)       1,065      (6,222)     (2,440)       (5,958)        (8,020)
                                          --------     --------    --------    --------      --------       --------
    Total                                  (12,191)      (5,371)    (35,363)    (31,315)      (45,504)       (48,230)
                                          --------     --------    --------    --------      --------       --------

Income before  income  taxes                63,086       52,943     200,010     156,924       286,487        228,053
Income  taxes                               25,843       21,692      82,274      60,040       117,546         87,571
                                          --------     --------    --------    --------      --------       --------
    Net Income                           $  37,243    $  31,251   $ 117,736   $  96,884    $  168,941    $   140,482
                                          ========     ========    ========    ========      ========       ========

 EARNINGS PER COMMON AND
    COMMON EQUIVALENT SHARE              $    0.69    $    0.57   $    2.16   $    1.75    $     3.09    $      2.53
                                          ========     ========    ========    ========      ========       ========
DIVIDENDS  DECLARED  PER
 COMMON  SHARE                           $    0.37*   $    0.35   $    1.09   $    1.05    $     1.44    $      1.40
                                          ========     ========    ========    ========      ========       ========
AVERAGE  COMMON  AND  COMMON
 EQUIVALENT SHARES
 OUTSTANDING  (000s)                        53,825       54,957      54,535      55,393        54,688         55,417
                                          ========     ========    ========    ========      ========       ========

* Excludes dividend of $.37 per common share which was declared on June 28, 1994 and presented in the interim financial information for the quarter ended June 26,1994.

See  "Notes  to  Consolidated  Financial  Statements"  and  statistical  data  on  pages 9 and 19.

Consolidated Balance Sheet (Unaudited, in thousands of dollars, except share data)

                                                                    Sept. 25      Dec. 26      Sept. 26
                                                                      1994          1993         1993
                                                                    --------      -------      --------
Assets
CURRENT ASSETS
  Cash, including short-term cash investments of $1,498
    in 1994, $7,638 in December 1993 and $150 in September 1993    $   15,853    $  23,012    $  11,863
  Accounts receivable, net of allowances of $15,038 in
    1994, $14,554 in December 1993 and $14,260 in
    September 1993                                                    285,773      274,391      265,566
  Inventories                                                          40,278       41,422       47,643
  Other current assets                                                 69,764       62,491       80,942
                                                                      -------      -------      -------
      Total  Current  Assets                                          411,668      401,316      406,014
                                                                      -------      -------      -------
INVESTMENTS AND OTHER ASSETS
  Equity in unconsolidated companies and joint ventures               287,762      289,986      286,103
  Other                                                               185,435      175,058      168,330
                                                                      -------      -------      -------
      Total Investments and Other Assets                              473,197      465,044      454,433
                                                                      -------      -------      -------

PROPERTY,  PLANT  AND  EQUIPMENT
  Land and improvements                                                66,977       66,885       65,519
  Buildings and improvements                                          378,976      379,556      380,684
  Equipment                                                         1,196,908    1,168,054    1,163,326
  Construction and equipment installations in progress                 18,976       13,100       13,642
                                                                    ---------    ---------    ---------
                                                                    1,661,837    1,627,595    1,623,171
    Less accumulated depreciation                                     827,392      766,474      754,388
                                                                    ---------    ---------    ---------
      Net Property, Plant and Equipment                               834,445      861,121      868,783
                                                                    ---------    ---------    ---------

EXCESS OF COST OVER NET ASSETS ACQUIRED
   Less  accumulated  amortization  of  $176,885 in  1994,
  $160,545 in December 1993 and $155,526 in September 1993            712,794      703,951      701,412
                                                                    ---------    ---------    ---------
      TOTAL                                                       $ 2,432,104   $2,431,432   $2,430,642
                                                                    =========    =========    =========

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
  Accounts payable                                                $   115,560   $  124,620   $  118,235
  Accrued expenses and other liabilities                              102,671       82,149       83,113
  Accrued compensation and amounts withheld from employees             83,864       79,736       70,138
  Federal and state income taxes                                       12,722           10
  Deferred revenue                                                     63,178       60,095       58,198
  Dividends payable                                                    19,789       19,199       19,130
  Short-term borrowings and current portion of long-term
      debt                                                             10,008       40,687       42,616
                                                                      -------      -------      -------
      Total Current Liabilities                                       407,792      406,496      391,430
                                                                      -------      -------      -------
NON-CURRENT LIABILITIES
    Long-term debt                                                    409,038      410,388      474,080
    Deferred federal and state income taxes                           150,811      135,979      126,633
    Postretirement benefits other than pensions                       169,469      174,331      175,032
    Employment benefits and other non-current liabilities              70,590       57,816       58,984
                                                                      -------      -------      -------
        Total Non-Current Liabilities                                 799,908      778,514      834,729
                                                                      -------      -------      -------

MINORITY INTERESTS                                                      2,189        3,253        3,093
                                                                      -------      -------      -------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Common Stock, $.02 1/12 par value; shares authorized -
      250,000,000; shares issued - 53,502,640 in 1994,
      54,847,486 in December 1993 and 54,653,470 in
      September 1993                                                    1,115        1,143        1,139
    Additional capital                                                331,274      342,201      332,432
    Retained earnings                                                 889,826      899,825      867,819
                                                                      -------      -------      -------
        Total Shareholders' Equity                                  1,222,215    1,243,169    1,201,390
                                                                    ---------    ---------    ---------
        TOTAL                                                     $ 2,432,104   $2,431,432   $2,430,642
                                                                    =========    =========    =========

See "Notes to Consolidated Financial Statements" and statistical data on pages 9 and 19.

Consolidated  Statement  of  Cash  Flows  (Unaudited, in  thousands  of  dollars)


                                                            Quarter Ended     Three Quarters Ended  Four Quarters Ended
                                                           -----------------    -----------------    ------------------
                                                          Sept. 25  Sept. 26   Sept. 25  Sept. 26   Sept. 25   Sept. 26
                                                            1994      1993       1994      1993       1994       1993
                                                           -------   -------    -------   -------    -------    -------
CASH PROVIDED BY (REQUIRED FOR) OPERATING ACTIVITIES
  Net  Income                                              $37,243   $31,251   $117,736   $96,884   $168,941   $140,482
  Non-cash  items  included  in  income:
    Depreciation                                            26,819    26,783     80,042    78,653    105,703    101,415
    Amortization  of  excess  of  cost  over
      net  assets  acquired                                  5,484     4,963     16,339    14,735     21,358     19,467
    Amortization  of  other assets                           5,125     4,617     15,408    13,223     19,875     17,322
    Provision  for  non-current  deferred  taxes             4,747     6,926     14,832    12,434     24,178     28,693
    Distributions  from  investees less than
      earnings                                              (2,749)     (712)    (2,045)  (14,226)   (10,621)    (6,522)
    Other  items,  net                                       8,486     8,216     27,124    26,058     30,650     38,253
  Change in certain assets and liabilities:
    Accounts  receivable                                     5,442    (3,408)    (9,222)    4,759    (17,358)   (13,280)
    Inventories                                               (759)    2,978      1,144   (10,146)     7,489     (9,014)
    Other  current  assets                                 (12,214)    2,264     (9,473)  (16,614)    10,227    (12,553)
    Accounts  payable                                      (16,297)  (10,336)    (9,379)    6,088     (8,270)    17,188
    Federal and state income taxes                          (2,251)  (12,125)    12,711    (1,286)    17,539    (37,798)
    Other  current  liabilities                             28,803    (9,250)    24,536   (10,763)    40,246    (10,743)
                                                           -------   -------    -------   -------    -------    -------
        Net  cash  provided  by operating activities        87,879    52,167    279,753   199,799    409,957    272,910
                                                           -------   -------    -------   -------    -------    -------


 CASH  REQUIRED  FOR  INVESTING  ACTIVITIES
  Additions  to  property,  plant  and  equipment          (17,275)  (13,561)   (47,317)  (55,214)   (61,644)   (75,560)
  Other  items,  net                                        (9,012)  (12,968)   (49,890)  (60,498)   (70,438)  (116,639)
                                                           -------   -------    -------   -------    -------    -------
        Net cash required for  investing  activities       (26,287)  (26,529)   (97,207) (115,712)  (132,082)  (192,199)
                                                           -------   -------    -------   -------    -------    -------

CASH PROVIDED BY(REQUIRED FOR)FINANCING ACTIVITIES
  Proceeds  from sale of comercial paper and bank
    borrowings                                              65,107    70,236    272,520   256,091    324,412    342,827
  Reduction  of  total  debt                              (103,475)  (51,813)  (304,549) (299,639)  (422,063)  (322,004)
                                                           -------   -------    -------   -------    -------    -------
       Net  change  in  total  debt                        (38,368)   18,423    (32,029)  (43,548)   (97,651)    20,823
  Payment  of  cash  dividends                             (19,849)  (19,093)   (58,153)  (57,657)   (77,283)   (76,849)
  Sale  of  common  stock  to  employees                     3,957     4,664     19,674    20,936     29,447     28,966
  Purchase of treasury stock and stock tendered
         under stock option plans                          (13,761)   (1,011)   (99,621)  (40,693)   (99,621)   (40,693)
  Other  items,  net                                          (554)  (26,323)   (19,576)  (48,366)   (28,777)   (55,495)
                                                           -------   -------    -------   -------    -------    -------
       Net cash required for financing  activities         (68,575)  (23,340)  (189,705) (169,328)  (273,885)  (123,248)
                                                           -------   -------    -------   -------    -------    -------
       Net  Increase  (Decrease)  in  Cash                  (6,983)    2,298     (7,159)  (85,241)     3,990    (42,537)
 Cash  and  short-term  cash
  investments  at  beginning  of  the  period               22,836     9,565     23,012    97,104     11,863     54,400
                                                           -------   -------    -------   -------    -------    -------
  Cash  and  short-term  cash
  investments  at  end  of  the  period                    $15,853   $11,863    $15,853   $11,863    $15,853    $11,863
                                                           =======   =======    =======   =======    =======    =======
  Working  capital  at  end  of  period                     $3,876   $14,584     $3,876   $14,584     $3,876    $14,584
                                                           =======   =======    =======   =======    =======    =======

 See  "Notes  to  Consolidated  Financial  Statements"  and  statistical  data  on  pages 9 and 19.

Notes  to  Consolidated  Financial  Statements (Unaudited)
Note  1  - Debt  (In  thousands  of  dollars)
                                                                Effective
                                                                Interest               Balance at
                                                                Rate  at    --------------------------------
                                                                Sept. 25    Sept. 25     Dec. 26    Sept. 26
                                                                  1994        1994        1993        1993
                                                                --------    --------    --------    --------

Commercial  paper,  net  of  discount                               5.0 %    $62,393     $53,985    $117,760
Notes  payable,  net  of  discount  (a)                             8.6      159,060     198,930     198,878
Debentures,  net  of  discount  (b)                                10.0      197,593     197,472     197,431
Other  indebtedness                                                                          688       2,627
                                                                             -------     -------     -------
         Total  debt  (c)                                           8.7      419,046     451,075     516,696
Less  amounts  classified  as  current                              5.0       10,008      40,687      42,616
                                                                             -------     -------     -------
         Total  long-term  debt                                     8.8 %   $409,038    $410,388    $474,080
                                                                             =======     =======     =======

(a)      Represents  $160  million  of  8 1/2%  Notes  subject  to  mandatory  pro rata  amortization  of  25%  annually commencing 1998 through  maturity  in  2001,  and a $40 million 9.05%  Note which matured and was redeemed on January 15, 1994.

(b)      Represents  $200  million  of  20-year  9 7/8%  debentures  due  in  2009.

(c)      At  September  25,  1994  and  September  26,  1993,  interest  payments  of  $29.5  million  and  $30.2 million had been made for the  year-to-date,  respectively.

Note  2  - Income  Tax  Expense
Income  tax  payments  for  the  three  quarters  ended  September 25, 1994  and  September 26, 1993, were  $45.5 million and $64.1 million respectively.

Management's Discussion and Analysis of the Third Quarter

Third Quarter 1994
Compared With Third Quarter 1993

Earnings per share for the third quarter of 1994 were $.69, a 21.1% increase from $.57 per share in 1993. For the year to date, earnings per share were $2.16, compared with $1.75 through the third quarter last year, an increase of 23.4%.

Operating Revenue

Newspaper advertising revenue increased 7.6% over the third quarter last year on a full-run ROP linage increase of 4.3%. For the year to date, advertising revenue was up 5.9%, on a 2.7% full-run ROP linage increase.

Retail advertising revenue improved by $6.9 million, or 3.9%, over third quarter last year on a 1.0% increase in full-run ROP linage. Retail revenue was up 2.8% for the year to date, on a 0.6% decrease in full-run ROP linage.

General advertising revenue was $3.7 million, or 10.2%, over last year on a 12.7% increase in full-run ROP linage. For the year to date, general revenue was up 7.0% on a 9.3% increase in full-run ROP linage.

Classified advertising revenue reflected an 11.6% increase over the third quarter last year, on a 7.0% full-run ROP linage increase. The employment and automotive categories continue to show the biggest gains, with linage up 25.7% and 5.0% respectively. For the first three quarters, classified revenue was up 9.7% on a 5.7% full-run ROP linage improvement.

Circulation revenue increased $2.7 million, or 2.3%, due to a 3.7% increase in average rates, offset by a 1.4% decline in circulation. Circulation revenue was up 2.6% for the first three quarters of the year.

Other newspaper revenue increased by $2.3 million, or 16.4%, due partially to our emphasis on efforts to augment our core business.

Business Information Services (BIS) revenue in the third quarter increased $17.7 million, or 16.0%. Acquisitions were a factor in the increase over last year. BIS revenue was up 17.4% for the year to date, again reflecting the impact of acquisitions. Excluding acquisitions, division revenue was up about 8.2% over both the third quarter last year and the first three quarters of 1993.

Operating Costs

Labor and employee benefit costs rose $17.8 million, or 7.1%, on a 1.5% increase in the work force and a 6.1% increase in average wage. The work force increase was a result of BIS expansion and acquisitions. For the year to date, labor and employee benefits were up 6.0% due to a 0.7% increase in the work force and a 5.1% increase in the average wage.

Newsprint, ink and supplement costs decreased $717,000, or 0.9%, on a 1.7% increase in newsprint consumption and a 2.8% decrease in the average newsprint price. These costs were down 2.6% for the first three quarters on a 1.2% rise in newsprint consumption and a 3.7% price decrease in the average price of newsprint.

Other operating costs rose $14.4 million, or 8.8% over third quarter 1993. The increase resulted partly from increased circulation promotion, increased exchange fees with BIS overseas operations, and other costs associated with acquisitions. For the year to date, other operating costs increased by $45.0 million, or 9.1%.

Depreciation and amortization increased 2.9% over third quarter 1993 and 4.9% over the same three quarters last year. The increase resulted from BIS expansion and acquisitions.

Non-Operating Items And Income Taxes

Interest expense, net of interest income and interest expense capitalized, increased $3.2 million during the quarter. The increase is due a to 1993 third quarter favorable interest reserve adjustment relating to IRS audit settlements. Net interest expense for the first three quarters was up 0.9% from last year. The average debt balance for the quarter was down almost $69.0 million from the third quarter of last year.

The "Other, Net" line of the Non-Operating section reflects a $3.6 million unfavorable change in the third quarter, principally due to the impact of cumulative adjustments to our cable investments related to re-regulation.

The effective income tax rate was 41.0% for both the third quarter 1994 and 1993. For the year to date, the 1994 effective income tax rate was 41.1%, compared to 38.3% in 1993. The increase resulted from a 1993 IRS audit settlement and other favorable adjustments related to resolution of other tax issues.

OTHER

Effective in the fourth quarter, Dialog will include results from Article Express International (AEI), a leading document delivery supplier, in which it previously held a minority ownership. Dialog acquired additional shares, resulting in AEI becoming a wholly owned subsidiary. The impact will not be material.

For the first three quarters of 1994, the company purchased approximately 1.8 million shares of Knight-Ridder common stock and plans to repurchase additional shares from time to time.

Outlook for the Remainder of the Year

We are pleased by results for the first three quarters of the year. Based on early indicators in the fourth quarter, we expect 1994 to be a record earnings year. The average price of newsprint for the year should be about flat with last year, although price increases in the last quarter will unfavorably impact 1995 results.

BIS Division results continue to be strengthened by acquisitions and reinvestment for global expansion.

Liquidity

Net cash provided by operating activities increased to $87.9 million from $52.2 million in the third quarter of 1993, due to changes in several working capital components. Current liabilities showed a larger than usual increase during the third quarter 1994, since the second quarter 1994 did not include approximately $19.8 million of dividends, which were declared after the end of the second fiscal quarter. Cash and equivalents were down $7.0 million from last quarter and down $7.2 million from year end. Total debt decreased $38.4 million during the quarter and decreased $32.0 million from year end.

The long-term-debt-to-equity ratio was 33.5%, compared with 33.0% at year end, and 39.5% last September. The total-debt-to-total-capital ratio was 25.5%, down from 26.6% at year end and 30.1% in September 1993. Approximately $438 million in aggregate unused credit lines remained at the end of the quarter. The ratio of current assets to current liabilities was 1.0:1 at Sept. 25, 1994, Dec. 26, 1993 and Sept. 26, 1993.

PART II.  OTHER INFORMATION

           OTHER INFORMATION
           -----------------


           Items 1,2,3,4 and 5 are omitted as inapplicable, not required, or because the information is included in the consolidated financial information.

Item 6     Exhibits and Reports on Form 8-K
           --------------------------------

           a.   Exhibits Filed

                No. 11 - Statement Re: Computation of Per Share Earnings

                No. 27 - 1994 Third Quarter Financial Data Schedule

                No. 28 - Additional Exhibits

           b.   Reports on Form 8-K

                No reports were filed on Form 8-K during the quarter ended September 25, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           KNIGHT-RIDDER, INC.
                                           (Registrant)





Date   November 8, 1994

                                           Tally Liu, Vice President/Finance
                                           and Controller
                                           (Chief Accounting Officer and
                                           Duly Authorized Officer of
                                           Registrant)