Form 10-K
KNIGHT RIDDER INC
filed 1995-03-24
CIK 205520

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549
                                        Form 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 25, 1994      Commission file number 1-7553

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value is computed by reference to the price at which the stock was sold as of February 26,1995: $2,445,400,722.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: February 26, 1995 - 51,479,820 one class Common Stock, $.02 1/12 Par Value

                         DOCUMENTS INCORPORATED BY REFERENCE
(1) Portions of definitive Proxy Statement dated March 24, 1995, in connection with the Annual Meeting of Shareholders to be held on May 5, 1995, are incorporated into Part III.

Table of Contents for 1994 10-K
                                                                  Page
PART I
 Item 1. Business																																																	6-40
 Item 2. Properties																																															6-40
 Item 3. Legal Proceedings																																							40-41
 Item 4. Submission of Matters to a Vote
         of Security Holders																																								41

PART II
 Item 5. Market for Registrant's Common Stock
         and Related Stockholder Matters																									41-44
 Item 6. Selected Financial Data																																	45-50
 Item 7. Management's Discussion and Analysis
         of Financial Condition and Results of Operations        51-73
 Item 8. Financial Statements and Supplementary Data		 		 43-44,74-106
 Item 9. Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure																				106

PART III
Item 10. Directors and Executive Officers of the Registrant				106-113
Item 11. Executive Compensation																																				114
Item 12. Security Ownership of Certain Beneficial Owners and
         Management																																																114
Item 13. Certain Relationships and Related Transactions												114

PART IV
Item 14. Exhibits, Financial Schedule and Reports
         on Form 8-K	                                          115-117

SIGNATURES																																																					118-122

SCHEDULES																																																						123-125

EXHIBITS																																																							126-162

PART I

ITEM 1 & 2:  Business/Properties

Business Segment Information
(In thousands)
                                               1994          1993         1992
                                             ---------     ---------     ---------
    OPERATING REVENUE
        Newspapers                          $2,134,922    $2,012,823    $1,944,090
        Business Information Services          514,039       438,525       385,439
                                             ---------     ---------     ---------
                                            $2,648,961    $2,451,348    $2,329,529
                                             =========     =========     =========

    OPERATING INCOME
        Newspapers                            $350,856      $298,767    $  290,522
        Business Information Services           23,110        23,405        22,069
        Corporate                              (42,705)      (37,315)      (34,080)
                                             ---------     ---------     ---------
                                              $331,261      $284,857    $  278,511
                                             =========     =========     =========

    IDENTIFIABLE ASSETS
        Newspapers                          $1,553,160    $1,578,935    $1,602,373
        Business Information Services          589,147       548,266       466,456
        Corporate                              304,882       304,231       389,230
                                             ---------     ---------     ---------
                                            $2,447,189    $2,431,432    $2,458,059
                                             =========     =========     =========

    DEPRECIATION AND AMORTIZATION
        Newspapers                             $94,927       $94,600    $   88,033
        Business Information Services           52,714        45,525        38,556
        Corporate                                1,686         1,633         1,632
                                             ---------     ---------     ---------
                                              $149,327      $141,758    $  128,221
                                             =========     =========     =========

    CAPITAL EXPENDITURES
        Newspapers                             $32,896       $27,971    $   74,213
        Business Information Services           33,470        40,329        25,991
        Corporate                                  744         1,241           789
                                             ---------     ---------     ---------
                                               $67,110       $69,541    $  100,993
                                             =========     =========     =========


----------------------------------------------------------------------------

Source Of Knight-Ridder Operating Revenue                1994           1993            1992
-----------------------------------------                ----           ----            ----

The Philadelphia Inquirer and
    Philadelphia Daily News....................            17%            18%            18%
The Miami Herald...............................            12             13             12
San Jose Mercury News..........................             9              9              9
Detroit Free Press*............................             9              9              9
The Charlotte Observer.........................             5              5              5
Saint Paul Pioneer Press.......................             4              4              4
Akron Beacon Journal...........................             3              3              3
(Long Beach) Press Telegram....................             2              2              3
The (Columbia) State...........................             2              2              3
The Wichita Eagle..............................             2              2              3
All other newspapers...........................            16             15             15
Business Information Services..................            19             18             16
                                                          ----           ----           ----
                                                          100%           100%           100%
                                                          ====           ====           ====

*Knight-Ridder portion of Detroit Newspapers

Newspapers

     Knight-Ridder's Newspaper Division had 28 daily newspapers and three nondaily newspapers at the end of 1994. The Journal of Commerce, the company's 29th daily, is part of the Business Information Services Division.
     Newspaper operating revenue is derived primarily from the sale of newspaper advertising. Due to seasonal factors such as heavier retail selling during the winter and spring holiday seasons, advertising income fluctuates significantly throughout the year. Consecutive quarterly results are not uniform or comparable and are not indicative of the results over an entire year.
     Each of Knight-Ridder's newspapers is operated on a substantially autonomous basis by local management appointed by corporate headquarters in Miami. Each newspaper is free to manage its own news coverage, set its own editorial policies and establish most business practices. Basic business policies, however, are set by the corporate staff in Miami. Editorial services and quality control also are provided by the corporate staff.
     Each newspaper is served by the company-owned news bureau in Washington, D.C. A supplemental news service provided by KRT Information Services, a partnership between Knight-Ridder and Tribune Co., distributes editorial material produced by all Knight-Ridder newspapers and by 19 foreign correspondents. The service also distributes editorial computer graphics via the Knight-Ridder-owned PressLink electronic network and provides a deadline photo service to hundreds of newspapers around the world as a commercial venture.
     All of the company's newspapers compete for advertising and readers' time and attention with broadcast and cable television, radio, magazines, nondaily suburban newspapers, free shoppers, billboards and direct mail. In many cases, the newspapers also compete with other newspapers published in nearby cities and towns. With the exception of papers published in Detroit, Fort Wayne and St. Paul, company-owned newspapers are the only daily and Sunday papers of general circulation published in their communities.
     The newspapers rely on local sales operations for local retail and classified advertising. The larger papers are assisted by Newspapers First and by the Newspaper National Network, a sales force created by a group of some 50 major newspapers, in obtaining national or general advertising in such areas as travel, automobiles, cigarettes, pharmaceuticals and beer.
     The table on the preceding page presents the relative percentage contributions by individual papers to the company's overall operating revenue for the three years ended Dec. 25, 1994. The percentage contributions of each paper to operating revenue are not indicative of contributions to operating profit.

     NEWSPRINT : Newsprint is the primary raw material used in publishing newspapers, and in 1994, Knight-Ridder was one of the largest consumers in the United States. Approximately 12.3% of the company's total operating expenses during the year were for newsprint. Purchases are made under long-term agreements with a wide variety of newsprint producers. Knight-Ridder purchases approximately 70% of its annual consumption from United States mills, with the remainder purchased from Canada. In the opinion of management, sources are adequate to meet current demands.
     Approximately 76% of the newsprint consumed by the company contained some recycled fiber; the average content was 47% recycled fiber.
     A tightening market is anticipated for 1995 and the foreseeable future. This tightened market will allow prices to increase dramatically for 1995.
     Knight-Ridder is a one-third partner with Cox Enterprises, Inc., and Media General, Inc., in Southeast Paper Manufacturing Co., a newsprint mill in Dublin, Ga. The mill's full capacity exceeds 445,000 metric tonnes of newsprint annually, using recycled newsprint as the principal raw material and coal as the primary energy source. Because of recycling considerations and as part of an agreement among the partners, Knight-Ridder purchased approximately 125,000 metric tonnes in 1994. The partnership commitment is to purchase a major share of any unsold surplus up to a maximum annual total of 90,000 metric tonnes.
     In addition, Knight-Ridder owns a 13.5% equity share of Ponderay Newsprint Company in Usk, Wash., which produces approximately 225,000 metric tonnes annually. Knight-Ridder purchases approximately 28,400 metric tonnes annually from Ponderay for its western newspapers.

     PROPERTIES: The company has daily newspaper printing and publishing facilities in 26 cities located in 16 states. These production facilities vary in size from 7,300 square feet at The Florida Keys Keynoter operation in Marathon, Fla., to 2.0 million square feet in Philadelphia. In total, the company's newspaper facilities occupy about 8.6 million square feet. Approximately 1.6 million of the total square feet is leased from others. Virtually all the owned property is owned in fee. The company owns substantially all of its production equipment, although certain office equipment is leased. The company also owns land for future expansion in Columbus and Macon, Ga., Detroit and San Jose.
     The company's properties are maintained in excellent operating condition and are suitable for present and foreseeable publishing operations. During the three years ended Dec. 25, 1994, the company spent approximately $237.6 million for capital additions and improvements to its existing properties.

     TECHNOLOGY: Knight-Ridder moved ahead with a number of technology initiatives in an ongoing effort to improve the quality of products and services. The company made significant investments in replacing outdated publishing systems. A new editorial and ad production system was installed in Duluth. Long Beach completed installation of new editorial and classified systems, and is now in the process of implementing full pagination. State College began installation of new editorial and ad production systems, and Wichita received approval to purchase new editorial, classified, ad production and pagination systems.
     PressLink Explorer was launched in October, allowing users to rapidly browse, search and access downloaded material while working within another application, such as QuarkXPress.
     A multiyear effort to migrate all newspapers to state-of-the-art RISC (Reduced Instruction Set Computing) technology was completed. Programming was completed on a project to enhance Collier-Jackson's circulation software. Installation of the system, which provides more than 100 new features, will begin in 1995.
     Support for flexible employee benefits was completed and went live on the CYBORG Human Resources System Jan. 1, 1994. Conversion of local HR systems to CYBORG is expected to be completed in 1995.
     The Charlotte Observer press expansion project remains on schedule. Ink and washwater systems have been installed and minor construction has begun. The two new presses are scheduled to be operational in the fourth quarter of 1995 and the second quarter of 1996.
     The company made investments to upgrade press equipment in a number of our newspaper operations. The Tallahassee Democrat and The (Milledgeville) Union-Recorder each added an additional press unit to their press line. Funding was approved to rebuild the commercial printing presses at the Bradenton Herald and The Union-Recorder.
     During 1994, formal quality audits were completed for all of our newspapers. Audits included review of standard procedures, calibration of equipment, printing press tests, recommendations and appropriate follow-up.
     Major improvements were made to the facilities of many of our newspapers, including newsroom renovations at The Miami Herald and the Post-Tribune in Gary. The San Jose Mercury News will undertake a building renovation project in 1995 to improve areas of the newsroom, advertising and circulation. Knight-Ridder Information, Inc., (formerly Dialog Information Services, Inc.) moved into a headquarters office facility in early 1995.

     GENERAL ADVERTISING SALES: Knight-Ridder newspapers depend most heavily on three agents for the sale of general advertising.
     Newspapers First is an advertising sales cooperative formed in 1990 with the merger of Knight-Ridder Newspaper Sales and Times Mirror Million Markets. In 1994, Times Mirror withdrew from the arrangement, leaving Newspapers First the primary sales representative for the larger Knight-Ridder newspapers, Detroit Newspapers and several leading independents. Through Newspapers First, a customer can place an ad in a combination of papers owned by different companies, rather than dealing with each one separately.
     Newspaper National Network (NNN), Knight-Ridder's second general sales agent, was established last year as a three-year experiment in focused national selling on behalf of the newspaper industry. It represents all the Knight-Ridder newspapers, plus over 500 others. Like Newspapers First, it makes the purchase of newspaper advertising a "one-stop shopping" prospect; the agent handles placement and billing. Through NNN, the industry hopes to rekindle interest among certain categories of general advertisers who have not been in newspapers in a significant way for years (i.e., pharmaceuticals, beverages). Currently, about $80 billion annually is spent in general measured media; newspapers get no more than 5% of that - and would like to do better.
     The primary difference between Newspapers First and NNN insofar as Knight-Ridder papers are concerned is the degree of attention: Newspapers First is focused on a relatively few papers and can provide each of them with considerable care. While it will go after the same new revenue as NNN, it will do whatever else benefits its members as well. NNN, by dint of its large membership, is necessarily spread more thinly - but is more closely focused on expanding the revenue base.
     Knight-Ridder's third agent for general sales is Landon Associates, Inc., a private company that sells sales-representative services for medium to small markets. In addition to helping with general buys for our medium to small newspapers, Landon will help with regional retail.

The Miami Herald
     The Miami Herald, the only metropolitan morning newspaper published in Dade County, Fla., has the largest circulation of any daily newspaper in the southeastern United States. Circulated primarily in Dade County (Miami Metropolitan Statistical Area) and in adjacent Broward and Monroe counties, The Herald also has considerable circulation elsewhere in Florida.
                                   -11-

     In 1994, The Herald produced six daily and eight Sunday editions and seven zoned Neighbors editions and four zoned Hometown Herald editions twice weekly, and four local zoned news sections serving Dade, Broward, Palm Beach and Monroe counties. The Herald added five new customized, cable-specific TV books in Dade and Broward. The Herald's International edition was distributed daily in 30 cities throughout Latin America and the Caribbean.
     El Nuevo Herald, The Herald's Spanish-language publication, marked its seventh anniversary. Since its inception in 1987, El Nuevo Herald's circulation has grown to 100,973 daily and 126,057 Sunday. It is available on request for Herald home-delivery customers for a 10-cent daily delivery charge and in special racks in nearby counties.
     In 1994, South Florida's economy pushed ahead of national trends and grew slightly due to the lingering impact of Hurricane Andrew. Retail and classified revenue stayed ahead of last year's hurricane-recovery pace, fueled by national accounts, department stores, financial institutions and travel in retail; real estate in classified. Most categories continued to perform well. New retailers who opened or plan to open stores in South Florida include Incredible Universe, Dillard's and Best Buy. With advertiser input, The Herald began a zoned tabloid real estate section in May that increased linage by 37.5%. That same month, The Herald hired 16 commission-only sales associates. By year end, that group had generated $1.0 million in new business.
     The Herald continued its commitment to developing new, nontraditional revenue sources. Book titles included The 1994 Almanac of Florida Politics, Enchanted Ground and Crime Proof. The company also sponsored its second successful International Women's Show.
     Population in Dade and Broward counties grew 2.9% from 1990 to 1993, the latest year for which statistics are available. The area's population is expected to grow 42.2% between 1993 and 2015, compared with the U.S. average of 22.9%.
     Daily circulation declined by 6,008, or 1.5%, and Sunday circulation decreased 8,193, or 1.6%, compared with the previous year. In Dade County, The Herald's daily circulation household penetration rate in 1994 was 36%; Sunday circulation penetration was 47%. Daily coverage of Broward households was 18%; Sunday coverage was 22%. Home-delivered papers accounted for 73% of total daily circulation and 64% of total Sunday circulation.
     Cox Newspapers and The Miami Herald Publishing Co. are parties to a joint operating agreement that runs until the year 2021, covering the publication of The Herald and The Miami News, which ceased publication Dec. 31, 1988.

     This table presents average audited circulation for The Miami Herald and El Nuevo Herald for the years ended June 26, 1994, 1993 and 1992. Advertising linage, preprints inserted and revenue amounts are for the fiscal years. Largest contributor to Knight-Ridder profits.
1994 revenue - $317.0 million
1993 revenue - $306.9 million
Metro Market* - 9th-largest in U.S.
Population* - 3.3 million
Penetration:*
Daily 27.9% - Sunday 35.9%
*(Miami-Fort Lauderdale)

The Miami Herald
                                                    1994        1993       1992
                                                   -------     -------    -------
Average Circulation
  Daily........................................    395,725     401,733    405,779
  Sunday.......................................    518,038     526,231    527,658
Average Linage (In 000s of six-column inches)
  ROP Full-Run
   Retail......................................    1,101.0     1,100.7    1,022.6
   General.....................................      245.5       225.4      257.7
   Classified..................................    1,016.0       999.7      914.1
                                                   -------     -------    -------
    Total......................................    2,362.5     2,325.8    2,194.4
                                                   =======     =======    =======
  ROP Factored
   Part-Run....................................      644.8       675.3      566.4
   Preprints- Full-Run.........................      650.4       667.7      669.7
              Part-Run.........................    1,622.9     1,265.3      987.6
Total Preprints Inserted (In 000s).............    595,671     571,914    520,200
                                               -13-

Advertising Revenue (In 000s)
  Retail....................................... $  116,461  $  112,878 $  110,665
  General......................................     42,622      38,911     43,154
  Classified...................................    100,354      97,483     85,618
                                                   -------     -------    -------
  Total........................................ $  259,437  $  249,272 $  239,437
                                                   =======     =======    =======
Circulation Revenue (In 000s).................. $   48,467  $   48,603 $   48,473
                                                   =======     =======    =======

San Jose Mercury News

     The San Jose Mercury News, located in California's seventh-largest metro area, reaches a much larger community than the businesses and homes of the Silicon Valley. Under the guidance of new publisher Jay Harris, the Mercury News continues to break new ground in information technology, marketing and journalistic excellence.
     Mercury Center, which carries the newspaper's full editorial content to subscribers through an online computer service, in 1994 developed a World Wide Web site on the Internet and introduced a low-cost personalized electronic clipping service. The World Wide Web makes Mercury Center accessible to any computer user on the Internet, even if the user is not a member of a commercial online service - tremendously increasing the number of potential users. NewsHound, an online clipping service, uses a profile of keywords entered by a subscriber to search thousands of articles from the Mercury News and wire services. Stories that match the profile are retrieved as electronic mail.
     Melding technology with community service and event marketing, the Mercury News launched the Electronic Learning Fair (ELF) in December. ELF provided a hands-on glimpse of how technology can enhance education. Attracting such well-known corporate sponsors as Microsoft, Intel and Apple, ELF drew thousands to view equipment and software demonstrated by students whose schools shared in the event proceeds.
     In October, the Mercury News became the first U.S. newspaper to open a bureau in post-war Vietnam. Correspondent Kristin Huckshorn reports news from the homeland of some 90,000 Vietnamese-Americans living in the San Jose area. Huckshorn joins Pulitzer-winner Lew Simons in Tokyo and Esther Schrader in Mexico City in covering areas of vital interest to the multicultural Bay Area population and to the international businesses of the Pacific Rim.
     Another initiative in 1994 involved a team approach to developing and launching new revenue-generating products. The Mercury News Revenue Team researched success stories at newspapers across the country, then distilled the results into an eight-point plan. The revenue growth will more than offset the substantial increase in newsprint costs in 1995 and lead to continued positive financial performance in San Jose, where circulation and advertising showed solid growth throughout the year.
     The population of the San Jose Metropolitan Statistical Area (MSA), which includes only Santa Clara County, is expected to grow 33.5% between 1993 and 2015, compared with the U.S. average of 22.9%.
     Daily circulation increased by 6,096, or 2.2%, and Sunday circulation increased 5,971, or 1.8%, compared with 1993.

     The following table presents average unaudited circulation for the year ended Sept. 30, 1994, and average audited circulation for San Jose for the two years ended Sept. 30, 1993, and 1992. Advertising linage, preprints inserted and revenue amounts are for the fiscal years.
Second-largest contributor
to Knight-Ridder profits.
1994 revenue - $230.1 million
1993 revenue - $212.9 million
Metro Market - 31st-largest in U.S.
Population - 1.6 million
Penetration (MSA):
Daily 44.2% - Sunday 52.9%

San Jose Mercury News
                                                            1994          1993          1992
                                                         ---------     ---------     ---------
Average Circulation
    Daily.............................................     284,414 *     278,318       269,286
    Sunday............................................     345,494 *     339,523       332,080
Average Linage (In 000s of six-column inches)
    ROP Full-Run
         Retail.......................................     1,178.7       1,144.3       1,183.0
         General......................................       263.6         252.1         255.5
         Classified...................................     1,368.4       1,315.3       1,299.1
                                                         ---------     ---------     ---------
             Total....................................     2,810.7       2,711.7       2,737.6
                                                         =========     =========     =========
    ROP Factored
         Part-Run.....................................        44.8          50.9          49.3
         Preprints - Full-Run.........................     1,528.5       1,561.8       1,664.8
                     Part-Run.........................       833.0         602.2       1,583.8
Total Preprints Inserted (In 000s)....................     431,493       434,877       471,794

Advertising Revenue (In 000s)
    Retail............................................  $   72,816    $   70,490    $   73,047
    General...........................................      22,286        21,406        20,622
    Classified........................................      98,950        88,083        82,556
                                                         ---------     ---------     ---------
         Total........................................  $  194,052    $  179,979    $  176,225
                                                         =========     =========     =========
Circulation Revenue (In 000s).........................  $   32,851    $   30,502    $   29,566
                                                         =========     =========     =========
*unaudited

                                      -17-

The Philadelphia Inquirer and Philadelphia Daily News

     Philadelphia Newspapers, Inc., publisher of The Philadelphia Inquirer and Philadelphia Daily News, strengthened its core business with reader- and advertiser-related improvements to both newspapers, while also pursuing new media opportunities.
     The Inquirer introduced a new Sports Final street-sales edition with later sports scores, more prominent Page One headlines and more photographs. The new edition, aimed at single-copy purchasers throughout the city, followed the successful introduction of a second daily zoned section for suburban readers in the Main Line/Delaware County area.
     The new Sports Final, tighter zoning, enhanced sectioning capabilities and improved use of color are improvements for customers made possible by Philadelphia's new printing plant.
     The Inquirer introduced a Health and Science section that features an expanded Kids Talk column answering science questions from young readers. Readers can communicate directly with the newspaper by e-mail.
     The Inquirer also introduced a new 30-minute weekly television program, The Inquirer High School Sportshow, on WPHL-TV. The program features coverage of more than 300 regional high school sports teams. WPHL-TV is the same station on which KR Video's new nightly Inquirer News Tonight is broadcast.
     The Philadelphia Daily News, a tabloid noted for its clever headlines, strong sports, local news and entertainment coverage, and for its attractive use of color, continued to show strength as a principally single-copy-sales newspaper. The Daily News reaches young people in their own language with the weekly Fresh Ink section, which has strong youth involvement in the content. In 1994, the newspaper added a monthly, free-standing, advertising-supported 70,000-copy edition of Fresh Ink for free distribution in malls and other locations.
     Car shoppers can now reach the classifieds by calling AutoLine and specifying the year, make and model, and color of the used car they're seeking. Response can be delivered by telephone, fax or e-mail.
     To ensure that The Inquirer and Daily News become full participants in the multimedia future, a group of PNI managers worked to develop a strategy for involvement in online services and other electronic information services.
     PNI entered the show marketing business in 1994 as part of its augmentation strategy with a highly successful International Women's Show presented in the new Pennsylvania Convention Center. Attendance far exceeded expectations, and vendors requested a 1995 show. A first-time home decor show also was successful and will be repeated in 1995.

     The Inquirer's daily circulation was down 16,137, or 3.2%, from 1993. Sunday circulation was down 19,441, or 2.0%, from 1993, according to unaudited ABC reports. Daily News circulation was up 3,673, or 1.9%, from 1993.
     The following table presents the average unaudited circulation for The Philadelphia Inquirer and Philadelphia Daily News for the year ended March 31, 1994, and average audited circulation for the years ended March 31, 1993, and 1992. Advertising linage, preprints inserted and revenue amounts are for the fiscal years.

Third-largest contributor
to Knight-Ridder profits.
1994 revenue - $455.5 million
1993 revenue - $431.5 million
Metro Market - 4th-largest in U.S.
Population - 5.0 million
Penetration (MSA):
Inquirer 24.6%  Daily News 10.3%
Sunday 47.2%


The Philadelphia Inquirer and Philadelphia Daily News
                                                     1994                         1993                         1992
                                         ---------------------------- ---------------------------- --------------------------
                                         Inquirer          Daily News Inquirer          Daily News Inquirer        Daily News
                                         ---------         ---------- ---------         ---------- --------        ----------
Average Circulation
    Daily...............................  486,291 *          198,809 * 502,428            195,136   502,136          196,715
    Sunday..............................  945,491 *                    964,932                      976,223
Average Linage (In 000s of six-column
                inches)
    ROP Full-Run
         Retail.........................  1,055.1              338.3   1,056.0              368.3   1,029.8            348.4
         General........................    227.2               67.7     203.9               44.5     210.2             46.1
         Classified.....................    827.3              325.6     760.7              311.4     788.8            315.9
                                         ---------         ---------- ---------         ---------- ---------      ----------
             Total......................  2,109.6              731.6   2,020.6              724.2   2,028.8            710.4
                                         =========         ========== =========         ========== =========      ==========
    ROP Factored
         Part-Run.......................     91.8                         93.1                         79.0
         Preprints - Full-Run...........    324.3                6.5     287.1               41.0     327.1             59.3
                     Part-Run...........  2,001.8               58.0   1,932.7               51.0   1,630.2            111.2

                                                  Combined                     Combined                     Combined
                                                  --------                     --------                     --------
Total Preprints Inserted (In 000s)......           762,601                      752,429                      787,440
Advertising Revenue (In 000s)
    Retail..............................          $152,096                     $148,082                     $145,485
    General.............................            56,660                       49,119                       50,845
    Classified..........................           113,885                      101,284                       98,687
                                                   -------                      -------                      -------
             Total......................          $322,641                     $298,485                     $295,017
                                                   =======                      =======                      =======
Circulation Revenue (In 000s)...........          $128,238                     $128,801                     $126,738
                                                   =======                      =======                      =======

* unaudited                        -20-

The Charlotte Observer

     The Charlotte Observer, the only daily newspaper published in Mecklenburg County, has the largest circulation of any daily in North and South Carolina. Its primary market is a 15-county region in North and South Carolina. It also distributes in major metropolitan and vacation areas across the Carolinas.
     In 1994, The Observer produced four daily and Sunday editions. It also published four zoned Mecklenburg Neighbors sections twice weekly; two zoned daily and Sunday sections; two twice-weekly zoned sections; and two thrice-weekly sections.
     Charlotte expects to continue the healthy growth it experienced in 1994. Employment growth in the first eight months of 1994 was 2.5% over the comparable period in 1993. Unemployment was below national and state averages. Retail sales in Mecklenburg County were up 9.4% through June 1994, the latest date for which figures were available. Retail sales in key regional counties also showed healthy growth.
     The success of the NBA Charlotte Hornets and the awarding of the NFL Carolina Panthers franchise (which begins play in 1995) have brought increased national attention. Diversified economic development is expected to continue at a strong pace through 1995 with several more large-scale new companies arriving. In 1994, Sealand, Transamerica Insurance and General Tire announced plans to relocate corporate offices to Charlotte.

     The Observer published two weekly tabloids - Break Magazine, aimed at the entertainment market, and Employment Weekly. Four monthly publications - Lake Norman Magazine, University City Magazine, Realtor Reflections Magazine and Community Pride Magazine - target specific audiences. Foothills Magazine publishes 15 issues per year. In 1995, The Observer will introduce The Insider's Guide to the North Carolina Mountains.
     The Observer's alternate delivery operation, KPCDelivery, provides targeted delivery of retail advertising and samples across Mecklenburg County. Its commercial research business, KPC Research, provides market research services. KPC Photography provides a wide range of commercial photography services. Observer Transportation Co., a subsidiary, is a common carrier trucking firm that delivers The Observer across the Carolinas and provides general commodity service to much of the Southeast.
      In 1994, The Observer began a $35.0 million press conversion to expand its color capacity and convert to 100% Flexographic printing.
     Population in the Charlotte Metropolitan Statistical Area (MSA) grew 6.2% from 1990 to 1993. The area's population is expected to grow 33.7% between 1993 and 2015, compared with the U.S. average of 22.9%.
     Daily circulation increased by 2,566, or 1.1%, and Sunday circulation increased 3,719, or 1.2%, compared with the previous year. Home-delivered newspapers accounted for 86.2% of total daily circulation and 74.9% of total Sunday circulation.
     This table presents average audited circulation for The Charlotte Observer for the years ended March 27, 1994, 1993 and 1992. Advertising linage, preprints inserted and revenue amounts are for the fiscal years.

Fourth-largest contributor to Knight-Ridder profits.
1994 revenue - $132.2 million
1993 revenue - $121.5 million
Metro Market - 43rd-largest in U.S.
Population - 1.3 million
Penetration (MSA):
Daily 36.9%  Sunday 45.2%


The Charlotte Observer


                                                            1994          1993          1992
                                                         ---------     ---------     ---------
Average Circulation
    Daily.............................................     234,860       232,294       231,722
    Sunday............................................     302,595       298,876       297,548
Average Linage (In 000s of six-column inches)
    ROP Full-Run
         Retail.......................................       790.1         770.1         791.2
         General......................................        82.3          66.4          64.8
         Classified...................................       665.8         616.1         606.5
                                                         ---------     ---------     ---------
             Total....................................     1,538.2       1,452.6       1,462.5
                                                         =========     =========     =========

    ROP Factored
         Part-Run.....................................       223.2         230.2         225.3
         Preprints - Full-Run.........................       223.6         210.9         217.0
                     Part-Run.........................       692.7         754.7         707.1
Total Preprints Inserted (In 000s)....................     261,052       247,702       221,791
Advertising Revenue (In 000s)
    Retail............................................  $   51,295    $   48,585    $   47,663
    General...........................................       8,316         6,948         6,643
    Classified........................................      43,539        38,125        35,920
                                                         ---------     ---------     ---------
         Total........................................  $  103,150    $   93,658    $   90,226
                                                         =========     =========     =========
Circulation Revenue (In 000s).........................  $   24,611    $   24,084    $   23,661
                                                         =========     =========     =========

Detroit Free Press

     The Detroit Free Press in 1994 continued its long tradition of serving readers across Michigan through public service journalism, youth literacy and high-tech presentations of information.
     An extraordinary six-part series, Our Values, Our Lives, set the tone for the year. Thousands of readers called and wrote to share their views. Children First continued its 2-year-old campaign to focus attention on children's needs.
     Free Press Plus, a phone, fax and computer medium for reaching the newspaper, attracted more than 10,000 members to its area on CompuServe. Users can subscribe to the paper, write letters to the editor, read articles and view photographs. Free Press Plus has begun combining video clips with text and graphics to create downloadable multimedia documents.
     In July, Detroit Newspapers began side-by-side production and distribution of the outstate and single-copy editions of the Detroit Free Press and The Detroit News. Home delivery of The News is restricted to the afternoon edition. The side-by-side plan has produced significant operational savings, primarily in transportation costs. Since the change, The News has recorded slight gains in the outlying state area.
     Single-copy price for the Free Press in the six-county Metropolitan Statistical Area (MSA) remained at 35 cents daily; daily home delivery prices remained at 25 cents. Sunday single-copy prices and home delivery prices for weekend-only subscribers increased from $1.25 to $1.50 in March 1994.
     The Detroit Free Press is the largest newspaper in Michigan. More than 78% of its daily circulation is in the six-county Detroit metro area, which contains 45.4% of the state's population.
     On Nov. 27, 1989, business operations of the Free Press and The Detroit News, owned by Gannett Co., were transferred to the Detroit Newspaper Agency
(DNA), now called Detroit Newspapers - a partnership owned equally by the Detroit Free Press and The Detroit News under the terms of a joint operating agreement (JOA) between Knight-Ridder and Gannett. Under the agreement, the Free Press publishes in the morning, Monday through Friday. The News, formerly an all-day paper, publishes on an afternoon cycle. On weekends, the newspapers publish combined morning editions under the name The Detroit News and Free Press. On Saturdays, the Free Press provides news, sports and business and The News provides features. On Sundays, those roles reverse.

     Knight-Ridder received 45% of any profit of the agency through the first three years, with Gannett receiving 55%. In the fourth year, Knight-Ridder received 47% of the DNA profit and, beginning Dec. 27, 1993, received 49%. As of Dec. 26, 1994, profits are split equally through the end of the 100-year JOA.
     Average audited circulation of just under 1.2 million ranked the Sunday Detroit News and Free Press third in the nation. Free Press daily circulation decreased by 23,756, or 4.1%, while Detroit News daily circulation declined 31,901, or 8.1%. Sunday circulation decreased 10,247, or 0.9%, compared with the previous year.
     The following table shows average audited circulation for the years ended March 31, 1994, 1993 and 1992. Advertising linage, preprints inserted and revenue amounts are for the fiscal years.

Fifth-largest contributor
to Knight-Ridder profits.*
1994 revenue* - $228.7 million
1993 revenue* - $214.3 million
Metro Market - 6th-largest in U.S.
Population - 4.3 million
Penetration (MSA):
Free Press 27.2%
Detroit News 20.0%
Sunday 59.9%
*(Knight-Ridder portion of the
  Detroit Newspaper Agency).

Detroit Free Press
                                                    1994          1993           1992
                                                  --------       --------      --------

Average Circulation
    Morning (Detroit Free Press)..............     552,603        576,359       592,502
    Evening (The Detroit News) ...............     359,867        391,768       434,181
Combined editions
    Saturday..................................     859,893        869,613       897,762
    Sunday....................................   1,170,258      1,180,505     1,195,497
Average Linage* (In 000s of six-column inches)
    ROP Full-Run
         Retail...............................       601.5          623.3         596.1
         General..............................        89.6           79.4          88.2
         Classified...........................       500.7          420.0         407.4
                                                  --------       --------      --------
             Total............................     1,191.8        1,122.7       1,091.7
                                                  ========       ========      ========

ROP Factored
    Part-Run..................................        90.3           73.0          62.6
    Preprints -  Full-Run.....................       401.4          347.8         280.4
                 Part-Run.....................       555.0          522.2         496.0
Total Preprints Inserted* (In 000s)...........     500,098        495,338       448,665
Advertising Revenue* (In 000s)
    Retail....................................  $   94,973   $     93,241   $    87,458
    General...................................      19,472         18,897        20,568
    Classified................................      54,694         45,181        41,174
                                                  --------       --------      --------
             Total............................  $  169,139   $    157,319   $   149,200
                                                  ========       ========      ========
Circulation Revenue* (In 000s)................  $   57,782   $     55,694   $    53,626
                                                  ========       ========      ========

*Under the joint operating agreement, Knight-Ridder reports 50 percent of total linage, preprints inserted and revenue for Free Press and Detroit News advertising , which is handled by the
 Detroit News Agency.

The Newspapers
     The following table presents for each of the daily newspapers the average daily and Sunday circulation for the 1994 audit year, the advertising linage and household coverage through Dec. 25, 1994, and the percentage population growth for each area from 1990 through 1993.


                                                                       Advertising Volume
                                                               ----------------------------------
                                                                 (in 000s of Six-Column Inches)
                                                               ----------------------------------
                                                                          Run-of-Press
                                                               ----------------------------------                  1990 to
                                        Circulation*                    Full-Run                       Daily ABC     1993
                                    --------------------       --------------------------              City Zone   % Change
                                                                                          Factored     Household   in Popu-
Publication                          Daily        Sunday       Retail  General Classified Part-Run      Coverage    lation
------------------------            --------     --------      ------  ------   --------  --------      --------   --------
Aberdeen American News-AM             18,501       20,142       293.1     7.9      151.6    17.6            76.6%      (0.4)(a)
Akron Beacon Journal-AM              157,824      225,569       572.8    50.9      740.7    30.7            57.7%       2.5
Biloxi Sun Herald-AM                  49,209 #     53,623 #     491.9    19.4      402.9     4.8            52.7%       4.7
Boca Raton News-AM                    22,332       26,299 (b)   573.0    84.2      444.1     0.0            28.4%       6.4(a)
-----------------------------------------------------------------------------------------------------------------------------
Boulder Daily Camera-AM               34,812 #     43,316 #     604.4    28.1      582.5    13.9            54.0%       9.6
Bradenton Herald-AM                   43,195 #     55,150 #     520.4     9.7      398.9     1.8            42.8%       4.7
Charlotte Observer-AM                234,860      302,595       790.1    82.3      665.8   223.2            57.0%       6.2
Columbia State-AM                    134,103      169,365       650.1    51.0      549.5    15.5            53.8%       3.4
-----------------------------------------------------------------------------------------------------------------------------
Columbus Ledger-Enquirer-AM           52,838       67,014       398.6    15.9      351.4    17.4            46.9%       4.9
Detroit Free Press-AM                552,603    1,170,258       601.5    89.6      500.7    90.3            24.6%       1.0
Duluth News-Tribune-AM                55,965       83,682       335.0    13.5      362.8    33.2            62.0%      (0.1)
Fort Wayne News-Sentinel-PM (c)       53,098 #                  828.3    33.9      728.0    71.0            36.7%       3.4
-----------------------------------------------------------------------------------------------------------------------------
Gary Post-Tribune-AM                  72,490       83,088       487.3    14.3      499.1   107.6            45.4%       2.9(a)
Grand Forks Herald-AM                 39,697       40,785       299.3    12.1      241.9     4.0            68.4%       0.1(a)
Lexington Herald-Leader-AM           121,463 #    165,535 #     582.3    14.8      378.8    25.1            54.0%       5.3
Long Beach Press-Telegram-AD         123,474      139,852       503.2    79.9      511.9   143.4            32.8%       3.0(a)
-----------------------------------------------------------------------------------------------------------------------------
Macon Telegraph-AM                    75,447      104,713       389.7    20.0      292.4    32.8            54.2%       3.6
Miami Herald-AM                      395,725      518,038     1,101.0   245.5    1,016.0   644.8            36.1%       2.9(a)
Milledgeville Union-Recorder-AM        8,480 (b)                132.9     7.6       66.5    48.9            56.0%       2.5(a)
Myrtle Beach Sun News-AM              39,334 #     48,354 #     560.9    13.5      527.0    15.4            69.8%       9.4(a)
-----------------------------------------------------------------------------------------------------------------------------
Philadelphia Inquirer-AM             486,291 #    945,491 #   1,055.1   227.2      827.3    91.8            26.7%       1.2
Philadelphia Daily News-PM           198,809 #                  338.3    67.7      325.6     0.0            22.8%       1.2
Saint Paul Pioneer Press-AM          212,648      276,941       610.4    67.2      509.4    12.1            41.8%       5.2(a)
San Jose Mercury News-AD             284,414 #    345,494 #   1,178.7   263.6    1,368.4    44.8            44.2%       3.2
-----------------------------------------------------------------------------------------------------------------------------

State College Centre Daily Times-AM   25,712 #     34,358 #     434.7     6.2      288.1    13.9            50.2%       2.8
Tallahassee Democrat-AM               58,230       80,258       703.2    18.0      594.4    49.8            54.1%       6.1
Wichita Eagle-AM                     113,609 #    189,196 #     466.7    22.3      485.4    76.0            48.3%       3.7
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                     U.S.A. Average = +3.5%
*On the average, 71.8% of daily circulation and 67.3% of Sunday circulation was home-delivered in 1994.
 # Subject to audit.

 (a) Company definition of newspaper market because this community is not a separate Metropolitan Statistical Area.
 (b) Company circulation data.
 (c) In addition to the circulation of the News-Sentinel, the JOA partner (The Journal-Gazette) had circulation of 62,598 daily and 136,572 Sunday. Linage statistics include both newspapers.



BUSINESS INFORMATION SERVICES

     Knight-Ridder Business Information Services (BIS) produces, distributes and facilitates the use of finance, general business, science, technology, transportation and other information by global business and professional users. BIS represented 19.4% of total Knight-Ridder operating revenue in 1994. Since its 1983 inception, it has been the fastest-growing Knight-Ridder division. BIS revenue has grown at a compound annual rate of 22.6% over the past 10 years on the strength of acquisitions, new product development and global market expansion.
     During 1994, BIS consisted of four operations: Knight-Ridder Information, Inc. (formerly Dialog Information Services, Inc.), Knight-Ridder Financial, Journal of Commerce and Technimetrics.

     Knight-Ridder Information, Inc. - KRII is the leading online source for global business and professional information, serving subscribers in more than 100 countries.
     Principal KRII products are the DIALOG, Data-Star and Infomart DIALOG online services, the KRII OnDisc CD-ROM product series and SourceOne, a fax-based document delivery service. DIALOG provides online and on-site library services to the U.S. and Latin American newspaper industry.

     The DIALOG online service and on-site products provide access to over 490 online databases and 70 CD-ROM products, including abstracts and the full text of leading publications covering science and technology, general business (products and markets, people, company fundamentals), legal issues and news. In addition, users can retrieve patent and chemical substructure information from the DIALOG online service. The Data-Star online service provides access to more than 300 medical, business, pharmaceutical and European directory databases.
     KRII subscribers are business and professional information specialists and end-users interested in scientific research, competitive intelligence, technology, industry and market developments and general business and financial information. Subscribers for these services include business executives, research chemists, engineers, lawyers, doctors and educators.
     During 1994, KRII added 60 new databases to the DIALOG and Data-Star online services, increasing the amount of information available by 40%. KRII currently provides access to more than three terabytes (the equivalent of more than 700 million typed pages) of information from thousands of publications in addition to two terabytes of document image data in optical storage. The databases include information from other Knight-Ridder companies, including Knight-Ridder Financial (MoneyCenter), the Journal of Commerce (PIERS) and 12 Knight-Ridder newspapers. DIALOG published 17 new CD-ROM titles during 1994.
     Several companies compete with KRII, including Reed-Elsevier's Lexis/Nexis and Scientific and Technical Information Network (STN), offered by the American Chemical Society.

     Knight-Ridder Financial - KRF provides real-time and historical news and price information to the global financial community. In addition, KRF delivers print and CD-ROM-based historical price information and market commentary to more than 15,000 subscribers in 100 countries.
     KRF offers real-time and historical access to market-moving news, cash market and exchange prices, expert third-party market analyses and technical analysis features developed by KRF and others. Subscribers to KRF information include traders, brokers and analysts in leading financial institutions, agricultural companies and industry throughout the world. KRF customers have access to real-time and historic price and other pertinent information for more than 87,000 financial instruments.

     KRF provides information products to subscribers on the following platforms:
* Digital Datafeed and Digital Page Server provide full access to KRF information on systems currently in use at most leading financial institutions around the world.
* MoneyCenter for Windows (Trademark) delivers KRF information and functionality on industry-standard Local Area Networks (LANs) and offers real-time links to electronic spreadsheets and graphics software.
* MoneyCenter for UNIX (MCU) provides a UNIX-based information delivery platform and charting tool on customer-owned LANs with Motif or Open Look graphical user interfaces. MCU subscribers can configure client workstations to operate as a single system or to operate on a LAN driven by a server or another client workstation. In addition to fixed-format pages, there is a scrolling ticker, more advanced expressions and several new chart study types.
* TradeCenter II and ProfitCenter provide sophisticated technical analysis tools for real-time decision support, including flexible software to view and analyze time series information ranging from trade-to-trade to over 20 years of historical data. TradeCenter II operates in the UNIX environment.
* CommodityCenter addresses the need of the U.S.-based commodities markets for advanced, low-priced products. The CommodityCenter platform allows KRF to deliver real-time exchange and market price information, real-time news and weather data to the agricultural commodities customer.
* Equinet provides access to real-time and historic Australian and New Zealand equities and option price information and related analytic features. Equinet operates in a Windows (Trademark) environment and is interactive.
     KRF also operates the world's largest print chart and market analysis information service, with principal products of Commodity Perspective and Commodity Research Bureau (CRB). KRF also publishes KR-CRB Infotech, a CD-ROM product that offers access to more than 50 years of KR-CRB market commentary and price information.
     KRF competes with a number of financial information services, including Bloomberg, Dow Jones/Telerate and Reuters.

     Journal of Commerce - JoC provides print and electronic products geared to businesses involved in international trade and transportation. The 168-year-old daily Journal of Commerce has a circulation of 20,900. The JoC also publishes a monthly International Edition delivered to more than 14,000 subscribers on a controlled basis. In addition, it produces news and places advertising in special monthly editions that appear in leading Chinese and Latin American newspapers. The Journal of Commerce also publishes Traffic World, Florida Shipper and Gulf Shipper, three leading transportation weekly magazines.
     JoC offers a series of electronic products, including Port Import/Export Reporting Service (PIERS), Rapid Access Tariff Expediting Service (RATES), Shiprate and Traderate. PIERS provides access to a comprehensive database containing information on all maritime-borne products entering or leaving United States and leading Latin American ports. RATES provides access to steamship tariff information in page format. Shiprate and Traderate allow steamship companies to maintain and access tariff databases in page or FMC-ATFI formats, respectively. In addition, JoC provides technology consulting services to the transportation and logistics industries. In early 1995, Knight-Ridder reached an agreement in principle to sell the Journal of Commerce. The sale is expected to be completed in April 1995.

Technimetrics - This diversified information services company specializes in the creation of global financial databases.
     Technimetrics' research revolves around four core proprietary databases:
* Institutional Investors Database provides detailed information on worldwide equity and fixed income influentials (portfolio managers, securities analysts, research directors), focusing on their industry specialization, individual investment style and geographic area of expertise.
* Shareholder Database tracks the securities holdings of financial institutions around the world using highly accurate disclosure information gathered from public company proxies, 13(f), 13(d), and 13(g) SEC filings, global mutual fund portfolios and overseas stock exchanges.
* Stockholder Database provides information on over 65,000 registered stockbrokers and branch managers at the leading brokerage firms in North America.
* Finex Database of Business Decision-Makers identifies nearly 300,000 executives in more than 50,000 global organizations, both public and private, by functional responsibility.
     Technimetrics' information is used by investor relations and marketing professionals in America's leading corporations for communications programs, audience targeting and direct marketing. It also is used by brokerage firms for research distribution to buy-side institutions and account management. Data are provided on hard copy, tape or diskette; Anamate, a proprietary software product; and, through Share/World, an online service available through third-party vendors.

     During 1994, Technimetrics expanded its sales efforts, adding Latin American investor relations and brokerage clients. A new Tokyo office officially opened in December. Technimetrics also enhanced its financial database products with global mutual fund information and introduced a Macintosh version of its industry-preferred investor relations software product.
     Technimetrics responds to customized requests for precise and hard-to-obtain information, offering breadth of information and an exceptionally high degree of accuracy.

     PROPERTIES: BIS maintains production, news and sales facilities throughout the world. Of the 642,600 square feet of office and production capacity currently utilized, approximately 85% is leased under operating leases that expire between 1995 and 2007. During the three years ended Dec. 25, 1994, BIS spent approximately $100 million for capital additions and improvements to its existing properties.

     TECHNOLOGY: BIS operations utilize industry standard data processing and communications equipment. BIS uses internal staff resources to develop data storage, access and display applications, but operates with a preference for open-architecture systems, which facilitate the broadest possible use of BIS information.
     During 1994, BIS enhanced products by expanding data offerings and improving subscriber access and analysis. Some of these enhancements are:

     Knight-Ridder Information, Inc.: KRII now offers an impressive array of delivery methods, including the Internet, fax, a variety of e-mail options and, for large-volume users, DIALOG SitePrints.
     The new DIALOG ERA service allows customers to archive and distribute search results throughout the organization while complying with the copyright requirements of most databases.
     KRII SourceOne was introduced in January 1994 as a worldwide fax-based delivery system for full-source copies of U.S. patents and articles from selected business journals. This service has since been expanded to European patents.
     DIALOG DIRECT uses corporate e-mail systems to automatically deliver titles and selected full-text documents to professionals who need to track the latest news from the pharmaceutical, health care and agrochemical industries.

     The DIALOG/Data-Star telecommunications link allows users to pass easily from one system to the other.

     Knight-Ridder Financial: KRF increased its real-time and historical price information database to include more than 87,000 instruments.
     KRF introduced MoneyCenter for UNIX in the U.S. in March 1994. MCU provides a UNIX-based information delivery platform and charting tool on customer-owned LANs with Motif or Open Look graphical user interface.
     KRF improved network performance in 1994 by implementing actions to increase network band-width. As a result, it has been able to accommodate more data contributors, increase transmission speed of information to users and upgrade communication links from analog to digital.

Journal of Commerce - In 1994, JoC added information on maritime cargo entering and leaving Mexico and Latin America to the U.S. information already present in the PIERS database.
     With the formation of Transax Systems in 1994, a joint venture between JoC and America Systems, Inc., technology consulting and new workstation-based products are offered by Transax to ship lines and shippers.

Technimetrics - In 1994, Technimetrics introduced a Macintosh version of its investor relations software product. In 1995, it will introduce a UNIX-based database system that will support an expanded series of products.

INVESTMENTS: KRII acquired a small share of Helix, a software developer for laboratory groupware solutions, and participated in the joint development of systems designed to deliver research information directly to scientists.
     KRII acquired Article Express International, a full-service document delivery operation, in the last quarter of 1994. This operation, in addition to the SourceOne service, has positioned KRII to become a leading provider of source documents.
     Through a joint venture with the Canadian newspaper company Southam, DIALOG and Southam's Infomart business news service combined to form INFOMART DIALOG, the leading information service for the Canadian market.
     JoC formed Transax Systems in 1994 as a joint venture between Transax Data and Americas Systems, Inc., a privately held firm that specialized in software development.
     In 1994, JoC acquired Gulf Shipper, a weekly magazine covering shipping to and from the Gulf States with special focus on local trade routes. Florida Shipper covers similar information for the Florida and Caribbean area.

PARTIALLY OWNED COMPANIES

Knight-Ridder owns 49.5% of the voting common stock and 65% of the nonvoting common stock of the Seattle Times Company, which publishes The Seattle Times in Seattle, Wash., the Walla Walla Union-Bulletin in Walla Walla, Wash., and the Yakima Herald-Republic in Yakima, Wash.
     Knight-Ridder is an equal partner with Media General and Cox Enterprises in Southeast Paper Manufacturing Co., which operates a newsprint mill in Dublin, Ga.
     Knight-Ridder is a 13.5% owner, with eight partners, of Ponderay Newsprint Company, a 225,000-metric-tonne newsprint mill in Usk, Wash. The managing partner, with 40% ownership, is Lake Superior Forest Products, Inc.
     TKR Cable Company, jointly owned with Tele-Communications, Inc., currently operates cable television systems in New York and New Jersey.
In addition, Knight-Ridder also owns 15% of a partnership which operates cable television systems in Kentucky, Texas, Alabama, Georgia, and Florida.
     In 1989, business operations of the Detroit Free Press were merged with those of The Detroit News to form the Detroit Newspaper Agency, a joint venture between Knight-Ridder and Gannett Co., Inc. The news and editorial functions of the two newspapers are separate and independent.
     Knight-Ridder owns 33.33% of the voting stock of Newspapers First; the balance is owned by a group of major-market independents. Newspapers First is responsible for the sale and service of general, retail and national classified advertising accounts for a number of newspapers.
     In 1994, Knight-Ridder Information, Inc., purchased 50.2% of the voting and 49.8% of the nonvoting common stock of a joint venture with Southam, Inc., that combined the Canadian electronic business information operations of the two companies. The new company is called Infomart DIALOG.
     Transax Data, a wholly owned subsidiary of Journal of Commerce, Inc., and Americas Systems, Inc., formed a partnership called Transax Systems, in which Journal of Commerce, Inc., has a 51% interest.

TRAINING AND ORGANIZATIONAL DEVELOPMENT

Recognizing that Knight-Ridder's greatest asset is its people, the company places a premium on human resources development. Knight-Ridder is dedicated to helping employees realize their full potential while sharpening their focus on serving their internal and external customers.

     The most comprehensive commitment to employee and organizational development is the "attitude and opinion" survey, used on a regular cycle at each company to get employee feedback about workplace issues that concern them. Significant concerns are surfaced, explored and resolved.
     Knight-Ridder executives work together to conduct annual management development reviews (MDRs) at each company. The MDRs assess bench strength, identify candidates of exceptional promise and recommend growth opportunities.
     Special development programs are created to meet particular needs. For example, the new Marketing Leadership Development program prepares a dozen diverse, high-potential advertising and circulation managers for significant division-executive roles. Participants work with local and corporate executives to address important marketing issues facing the company and to gain specific experiences targeted in their personal development plans.
     An intensive five-day General Executive Development program focuses development planning for high-potential mid-career executives. Specifically tailored experiences and corporate sponsorships prepare them for key leadership roles.
     The Executive Leadership Program, targeted to key executives, is a 25-day educational experience conducted over the course of one year. This extended commitment to leadership development is unique in corporate executive education.
     Learning and leading change are increasingly critical abilities for Knight-Ridder people at all levels. Executive team-building is an ongoing practice that supports efforts at the individual company level. In addition, specific programs support key initiatives. Strategic Newsroom Management and Strategic Change Leadership are five-day workshops for middle managers who have exhibited career flexibility and a passion for leadership.
     Every Knight-Ridder company is engaged in frontline supervisory skills and employee skills training to enhance their individual and team effectiveness in serving customers.
     Each year, Knight-Ridder funds and delivers the industry's most intensive newspaper-specific sales training for every new field salesperson. Advanced courses strengthen the partnership between advertising category salespeople, managers and customers.
     In 1995, a four-day marketing and research program will be delivered for circulation managers at every newspaper.
     In a supplementary program, Knight-Ridder supports local company efforts to accelerate individual and organizational development. To that end, matching funds add $3 to every dollar spent at the local level.

     Knight-Ridder has a long-standing commitment to increasing the role of women and minorities in its businesses, reflecting the diversity of the communities it serves. Growth in the percentage of minority and female employees has continued uninterrupted for the past decade. Managers are evaluated on the progress they make toward significantly increasing the pool of women and minority members who are qualified to fill key positions.
     The Minority Hiring Program assists companies in funding positions for talented minority group members in those cases where such support otherwise would not exist.
     In the past six years, thousands of employees have participated in discrimination awareness efforts. In 1994, the company began preparing new diversity training to reach all employees.
     Knight-Ridder is an equal opportunity employer. Specific policies prohibit discrimination and harassment of any kind, including sexual harassment.
     Knight-Ridder is committed to positive, productive employee relations. Approximately 42% of the 21,000 full-time employees are represented by nearly 100 local unions under collective bargaining agreements that expire and are renegotiated at varying times every few years. These agreements conform with the pattern of labor agreements in the American newspaper industry.

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

SOURCES OF INFORMATION

Population and household figures for 1990 are from the U.S. Bureau of the Census, while estimates for Dec. 31, 1993, are from the Sales & Marketing Management Survey of Buying Power, Aug. 30, 1994. Metropolitan Statistical Areas, as defined by the U.S. Office of Management and Budget, are used for newspaper markets unless otherwise indicated. Population estimates for 2015 are from the National Planning Association Data Services, Inc. (93-R-1 & 2).
     Newspaper households and circulation data for 1994 are from the latest available annual audit reports from the Audit Bureau of Circulations.

     Advertising linage is from company records. Where necessary, certain previously reported statistics have been restated to be consistent with measurement guidelines currently used.

The Company
     Knight-Ridder,Inc., was formed in 1974 by a merger between Knight Newspapers and Ridder Publications, Inc.
     In 1903, Charles Landon Knight purchased the Akron Beacon Journal. Knight Newspapers was founded by John S. Knight, who inherited the Beacon Journal from his father in 1933. Ridder Publications was begun in 1892 when Herman Ridder acquired the German-language Staats-Zeitung in New York. Both groups flourished, each taking its stock public in 1969. The merger created a company with operations coast to coast.
     The Business Information Services Division was formally established in 1983, although Knight-Ridder owned the Journal of Commerce and Commodity News services prior to that time. Dialog Information Services, Inc. (now Knight-Ridder Information, Inc.), was acquired in 1988.
     Knight-Ridder, Inc. was incorporated in Ohio in 1974. Headquartered in Miami, the Company was reincorporated in Florida in 1976.

Newsprint Consumption
(In thousands of metric tonnes)

  Year      Amount
  ----      -------
  1984          635
  1985          612
  1986          642
  1987          685
  1988          687
  1989          693
  1990          667
  1991          619
  1992          618
  1993          639
  1994          650

Knight-Ridder's newsprint consumption increased 1.7% over 1993 as a result of increased linage.

Average Daily Circulation For Knight-Ridder Newspapers
(In thousands of copies)

  Year      Amount
  ----      -------
  1984        3,827
  1985        3,749
  1986        3,731
  1987        3,978
  1988        3,945
  1989        3,955
  1990        3,872
  1991        3,745
  1992        3,678
  1993        3,654
  1994        3,602

Total circulation of Knight-Ridder's daily newspapers decreased 1.4%.

Average Sunday Circulation For Knight-Ridder Newspapers
(In thousand of copies)

  Year      Amount
  ----      -------
  1984        4,593
  1985        4,545
  1986        4,556
  1987        4,817
  1988        4,844
  1989        4,919
  1990        4,808
  1991        4,782
  1992        4,774
  1993        4,760
  1994        4,715

Total circulation of Knight-Ridder's Sunday newspapers decreased 0.9%.

ITEM 3.       Legal Proceedings

     The Comprehensive Environmental Response, Compensation and Liability Act (Superfund) establishes a fund to clean up deposits and spills of hazardous substances. The Company has been identified by certain regulatory agencies as one of several potentially responsible parties in connection with the generation of allegedly hazardous substances which may have been disposed of or reclaimed by third-party contractors at sites in New Jersey, Maryland, South Carolina, North Carolina, Pennsylvania, and Kansas. The Company, certain other potentially responsible parties and the United States Environmental Protection Agency (EPA) have entered into consent orders relating to the sites in New Jersey, South Carolina, and North Carolina providing for remedial investigations and feasibility studies or remediation to be performed.

     The Company does not anticipate that any liability arising from ultimate relief secured by regulatory agencies or other persons will have a material effect on the Company's business or financial condition. The Company is cooperating with the appropriate regulatory agencies with respect to compliance with environmental laws.

     In 1990, a verdict was rendered against the company's subsidiary, Philadelphia Newspapers, Inc. (PNI), publisher of The Philadelphia Inquirer and Philadelphia Daily News, in a libel action entitled Sprague v. Philadelphia Newspapers, Inc., for $2.5 million in compensatory damages and $31.5 million in punitive damages. Following entry of the judgment on Sept. 15, 1992, PNI appealed the judgment to the Pennsylvania Superior Court. The Superior Court has affirmed the $2.5 million in compensatory damages and vacated the $31.5 million award of punitive damages. The court remanded the case to the trial court, which will either hold a new trial solely on the issue of punitive damages or reduce the punitive damages judgment to $21.5 million. PNI believes that substantial grounds exist for a decision by an appellate court to grant a new trial on all issues.
     In the opinion of management, the ultimate liability to the company and its subsidiaries as a result of this and other legal proceedings will not be material.


ITEM 4.        Submission of matters to a vote of security holders.

               None.

PART II
ITEM 5.  Market for registrant's common stock and related stockholder matters
         -------------------------------------------------------------------

KRI STOCK
     Knight-Ridder common stock is listed on the New York Stock Exchange and the Frankfurt Stock Exchange under the symbol KRI and on the Tokyo Stock Exchange with the designation 9491. The stock also is traded on exchanges in Philadelphia, Chicago, Boston, San Francisco, Los Angeles and Cincinnati, as well as through the Intermarket Trading System. Options are traded in the Philadelphia Exchange.

Market Price of Common Stock
The last closing price of the Company's common stock prior to the preparation of this report was $53 on Jan. 30, 1995.  The number of shareholders of record at Dec. 25, 1994, was 10,727.
The following market data is reported by Knight-Ridder Financial Services:
                             1994                       1993                   1992
                     ---------------------       ------------------      ------------------
Quarter              High            Low         High         Low        High         Low
--------            -------         ------      -------     -------     -------     -------
1st............      61             54 7/8       65          56 1/2      60 7/8      50 3/4
2nd............      60 1/4         52           58 3/4      51 1/8      64 1/8      55
3rd............      54 5/8         49 1/2       55 1/2      50 5/8      63 1/4      57 1/8
4th............      52 1/2         46 1/2       61 3/4      52          61 3/4      54 7/8

Treasury Stock Purchases
The table below is a summary of treasury stock purchases since 1984:
                              Shares         Cost
                            Purchased       (000s)
                            ----------    ----------
1994.......................  2,522,300   $  136,977
1993.......................    750,000       40,693
1992.......................     -             -
1991.......................     -             -
1990.......................  2,662,700      129,909
1989.......................  2,761,100      131,885
1988.......................  4,549,600      198,279
1987.......................  1,000,000       38,728
1986.......................     -             -
1985.......................  9,500,000      332,308
1984.......................     -             -

QUARTERLY OPERATIONS

The company's largest source of revenue, retail advertising, is seasonal and tends to fluctuate with retail sales in markets served.  Historically, retail advertising is higher in the second and fourth quarters.  General advertising, while not as seasonal as retail, is lower during the summer months.  Classified advertising revenue has in the past been a reflection of the overall economy and has not been significantly affected by seasonal trends.  The following table summarizes the company's unaudited quarterly results of operations (in thousands, except per share data):
                                                                                  QUARTER
                                                             --------------------------------------------------
                                                              First         Second        Third         Fourth
                                                             --------      --------      --------      --------
Description
1994
   Operating revenue.................................      $  630,863    $  661,550    $  642,613     $ 713,935
   Operating income..................................          64,810        95,286        75,277        95,888
   Net income........................................          30,372        50,121        37,243        53,164
   Net income per common and common
      equivalent share ..............................             .55           .92           .69           .99
   Dividends declared per common share...............             .35           .37 *         .37           .37

1993
   Operating revenue.................................        $583,894      $621,682      $593,124      $652,648
   Operating income..................................          53,680        76,245        58,314        96,618
   Net income........................................          23,136        42,497        31,251        51,205
   Net income per common and common
      equivalent share (1)...........................             .42           .77           .57           .93
   Dividends declared per common share...............             .35           .35           .35           .35

1992
   Operating revenue.................................        $555,438      $590,531      $564,854      $618,706
   Operating income..................................          50,360        79,049        61,058        88,044
   Income before cumulative effect of
      changes in accounting principles...............          25,006        46,090        31,392        43,598
   Cumulative effect of changes in
      accounting principles for:
         Income taxes................................          25,800
         Postretirement benefits other than pensions.        (131,000)
   Net income (loss).................................         (80,194)       46,090        31,392        43,598
                                      -43-

   Net income (loss) per common and common
      equivalent share (1):
         Income before cumulative effect
            of changes in accounting principles......             .46           .84           .57           .79
         Cumulative effect of changes
            in accounting principles.................           (1.93)
         Net income (loss)...........................           (1.47)          .84           .57           .79
   Dividends declared per common share...............             .35           .35           .35           .35

 (1) Amounts do not total to the annual earnings per share because each quarter and the year are calculated separately based on average outstanding shares during that period.

 * The second quarter ended June 26, 1994.  These dividends were declared June 28, 1994, and recorded in the third quarter.

                                -44-

ITEM 6.      Selected Financial Data
             -----------------------


11-Year Financial Highlights (In thousands, except per share data and ratios)
The following data were compiled from the consolidated financial statements of Knight-Ridder, Inc., and subsidiaries.
The consolidated financial statements and related notes and discussions for the year ended Dec. 25, 1994,
Items 7 & 8 also should be read in order to obtain a better understanding of this data.

                                              Compound Growth
                                                   Rate
                                             -----------------    Dec. 25     Dec. 26     Dec. 27     Dec. 29     Dec.30
                                             5-Year(1) 10-Year      1994        1993        1992        1991       1990
                                             ------    -------   ---------   ---------   ---------   ---------   ---------
 SUMMARY OF OPERATIONS
   Operating Revenue
       Newspapers
          Advertising........................  0.1 %     2.9 % $ 1,583,373 $ 1,481,631 $ 1,444,144 $ 1,429,661 $ 1,556,932
          Circulation........................  4.7       4.8       484,581     474,420     460,014     439,029     403,188
          Other.............................. 15.8      10.7        66,968      56,772      39,932      35,127      31,981
                                                                 ---------   ---------   ---------   ---------   ---------
      Total Newspapers.......................  1.4       3.5     2,134,922   2,012,823   1,944,090   1,903,817   1,992,101
      Business Information Services.......... 12.2      22.6       514,039     438,525     385,439     354,361     332,628
      Other..................................
                                                                 ---------   ---------   ---------   ---------   ---------
              Total Operating Revenue........  3.0       5.2     2,648,961   2,451,348   2,329,529   2,258,178   2,324,729
                                                                 ---------   ---------   ---------   ---------   ---------

   Operating Costs
       Depreciation & amortization ........    3.8      10.1       149,327     141,758     128,221     124,055     127,772
       Other operating costs                   3.4       5.2     2,168,373   2,024,733   1,922,797   1,890,850   1,896,331
                                                                 ---------   ---------   ---------   ---------   ---------
             Total Operating Costs.........    3.4       5.4     2,317,700   2,166,491   2,051,018   2,014,905   2,024,103
                                                                 ---------   ---------   ---------   ---------   ---------
    Operating Income.......................    0.6       3.4       331,261     284,857     278,511     243,273     300,626
        Interest expense...................  (12.0)     16.4       (44,585)    (45,112)    (52,375)    (68,843)    (71,803)
        Other, net.........................  (43.2)    (14.2)        3,394       3,656      13,580      35,940      17,119
        Income taxes, net..................    0.7       0.7      (119,170)    (95,312)    (93,630)    (78,302)    (96,897)
                                                                 ---------   ---------   ---------   ---------   ---------
     Net Income from continuing operations.   (1.0)      2.7       170,900     148,089     146,086     132,068     149,045

     Discontinued broadcast operations (2).
     Cumulative effect of changes
         in accounting principles (3)......                                               (105,200)
                                                                 ---------   ---------   ---------   ---------   ---------
      Net income...........................   (7.1)      2.0   $   170,900 $   148,089 $    40,886 $   132,068 $   149,045
                                                                 =========   =========   =========   =========   =========
     Operating Income Percentage (Profit margin)                    12.5%       11.6%       12.0%       10.8%       12.9%

---------------------------------------------------------------------------------------------------------------------------

SHARE DATA
     Average number of common and
          common equivalent shares outstanding                      54,275      55,332      55,178      51,797      50,683
     Income per common and
          common equivalent share............
          Continuing operations..............     (1.7)    4.6   $    3.15    $   2.68   $    2.65 $      2.55 $      2.94
          Discontinued broadcast operations (2)
          Cumulative effect of changes
                in accounting principles (3).                                                (1.91)
          Net income.........................                         3.15        2.68        0.74        2.55        2.94
     Cash dividends per common share.........      3.2     8.1        1.46        1.40        1.40        1.40        1.34
     Common stock price
         High................................                           61          65      64 1/8      57 1/2          58
         Low.................................                       46 1/2      50 5/8      50 3/4      43 3/4          37
         Close...............................                       50 7/8      59 3/8      58 1/8      50 3/4      45 7/8
     Shareholders' equity per common share...      5.4     5.0   $   23.15 $     22.67 $     21.50 $     21.44 $     18.09
     Price/Earnings Ratio (4)................                       16.2:1      22.2:1      21.9:1      19.9:1      15.6:1

---------------------------------------------------------------------------------------------------------------------------

OTHER FINANCIAL DATA
     Net change in total debt...................                $  (39,571)$  (109,170)$   (46,595)$  (217,118)$   111,018
     Common stock acquired......................                   136,977      40,693                             129,909
     Payment of cash dividends..................                    77,942      76,787      75,992      71,087      66,422
     Ratio of Earnings to Fixed Charges (5).....                     5.2:1       4.5:1       3.9:1       2.9:1       3.4:1
     At Year End
          Total assets..........................                 2,447,189   2,431,432   2,458,059   2,332,751   2,270,459
           Working capital......................                     2,163      (5,180)     55,669      34,023      75,396
           Long-term debt (excluding current
                maturities).....................                   411,504     410,388     495,941     556,797     803,914
           Total debt...........................                   411,504     451,075     560,245     606,840     823,958
           Shareholders' Equity.................                 1,224,654   1,243,169   1,181,812   1,148,620     894,913
           Current ratio........................                    1.01:1       1.0:1       1.1:1       1.1:1       1.2:1
           Total debt/total capital ratio.......                    25.2 %      26.6 %      32.2 %      34.6 %      47.9 %
           Long-term debt/equity ratio..........                    33.6 %      33.0 %      42.0 %      48.5 %      89.8 %


See Notes on Pages 49 and 50.


11-Year Financial Highlights (In thousands, except per share data and ratios)
The following data were compiled from the consolidated financial statements of Knight-Ridder, Inc., and subsidiaries.
The consolidated financial statements and related notes and discussions for the year ended Dec. 25, 1994,
Items 7 & 8 also should be read in order to obtain a better understanding of this data.
                                                       Dec. 31      Dec. 31     Dec. 31     Dec. 31     Dec. 31     Dec. 31
                                                        1989         1988        1987        1986        1985        1984
                                                      ---------    ---------   ---------   ---------   ---------   ---------
SUMMARY OF OPERATIONS
   Operating Revenue
       Newspapers
          Advertising..............................$  1,577,449  $ 1,523,030 $ 1,464,447 $ 1,332,820 $ 1,220,534 $ 1,186,559
          Circulation................................   385,214      370,898     357,553     334,670     312,988     302,281
          Other......................................    32,212       29,743      28,578      25,362      25,873      24,235
                                                      ---------    ---------   ---------   ---------   ---------   ---------
              Total Newspapers....................... 1,994,875    1,923,671   1,850,578   1,692,852   1,559,395   1,513,075
      Business Information Services..................   289,585      159,659      99,260      88,904      80,095      66,961
      Other..........................................                             18,344      26,338      24,871      21,938
                                                      ---------    ---------   ---------   ---------   ---------   ---------
              Total Operating Revenue................ 2,284,460    2,083,330   1,968,182   1,808,094   1,664,361   1,601,974
                                                      ---------    ---------   ---------   ---------   ---------   ---------

   Operating Costs
       Depreciation & Amortization...................   123,810      104,576      92,425      81,901      70,752      57,096
       Other operating costs........................  1,838,656    1,707,991   1,580,664   1,467,543   1,372,840   1,308,741
                                                      ---------    ---------   ---------   ---------   ---------   ---------
                Total Operating costs................ 1,962,466    1,812,567   1,673,089   1,549,444   1,443,592   1,365,837
                                                      ---------    ---------   ---------   ---------   ---------   ---------
    Operating Income.................................   321,994      270,763     295,093     258,650     220,769     236,137
        Interest Expense.............................   (84,622)     (62,465)    (49,583)    (33,248)    (21,624)     (9,723)
        Other, net...................................    57,381       26,515      20,061      20,172      21,866      15,718
        Income taxes, net............................  (114,917)     (88,038)   (116,837)   (113,000)    (96,577)   (110,741)
                                                      ---------    ---------   ---------   ---------   ---------   ---------
     Net Income from continuing operations...........   179,836      146,775     148,734     132,574     124,434     131,391
     Discontinued broadcast operations (2)...........    67,366        9,608       6,429       7,465       8,290       9,419
     Cumulative effect of changes
         in accounting principles (3)................
                                                      ---------    ---------   ---------   ---------   ---------   ---------
      Net income...................................  $  247,202   $  156,383   $ 155,163 $   140,039 $   132,724 $   140,810
                                                      =========    =========   =========   =========   =========   =========
     Operating Income Percentage (Profit margin)           14.1%       13.0%       15.0%       14.3%       13.3%       14.7%

SHARE DATA
     Average number of common and
          common equivalent shares outstanding.......    52,439     56,703      58,646      58,202      60,732      65,578
     Income per common and
          common equivalent share....................
            Continuing operations....................   $  3.43   $   2.59    $   2.54 $      2.28 $      2.05 $      2.00
            Discontinued broadcast operations (2)....      1.28        .17         .11         .13         .14         .15
            Cumulative effect of changes
                in accounting principles (3).........
             Net income..............................      4.71       2.76        2.65        2.41        2.19        2.15
     Cash dividends per common share.................  1.24 1/2   1.14 1/2        1.03        0.91        0.79        0.67
     Common stock price
         High........................................    58 3/8     47 3/4      61 1/4      57 7/8      41 3/8          31
         Low.........................................    42 7/8     35 3/4      33 1/4      37 1/2          28      21 1/4
         Close.......................................    58 3/8     45 3/8      40 1/8      46 7/8      39 7/8      29 1/4
     Shareholders' equity per common share........... $   17.83   $  15.47   $   15.85   $   14.28  $    12.38  $    14.17
     Price/Earnings Ratio (4)........................    20.4:1     17.5:1      15.1:1      19.5:1      18.2:1      13.6:1

----------------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
     Net change in total debt.....................  .$ (324,135) $ 483,840    (115,026)$   360,041 $   240,597 $    (1,883)
     Common stock acquired...........................   131,885    198,279      38,728                 332,308
     Payment of cash dividends.......................    63,260     62,990      57,426      49,877      46,077      41,344
     Ratio of Earnings to Fixed Charges (5)..........     3.6:1      3.7:1       5.1:1       6.4:1       8.6:1      16.6:1
     At Year End
          Total assets............................... 2,134,626  2,357,040   1,919,875   1,906,459   1,355,480   1,312,804
           Working capital...........................    70,269     83,695      48,835      74,429      90,019     133,585
           Long-term debt (excluding current
                   maturities).......................   660,900    727,043     508,203     620,389     263,058      67,612
           Total debt................................   712,940  1,037,075     553,235     668,261     308,220      67,623
           Shareholders' Equity......................   917,145    821,625     901,498     815,982     696,576     921,569
           Current ratio.............................     1.2:1      1.1:1       1.2:1       1.2:1       1.3:1       1.6:1
           Total debt/total capital ratio............      43.7 %     55.8 %      38.0 %      45.0 %      30.7 %       6.9 %
            Long-term debt/equity ratio..............      72.1 %     88.5 %      56.4 %      76.0 %      37.8 %       7.3 %

NOTES
(1) The five-year compound growth rate is calculated using 1989 as the base year, which includes the gain on the sale of broadcast assets and results of operations of the company's Broadcast Division and the gain on the sale of the Pasadena Star-News.
(2) Results of operations of the company's Broadcast Division (sold in 1989) and the gain on the sale of broadcast assets are presented as "discontinued broadcast operations."
(3) For 1992, the cumulative effect of changes in accounting principles represents adjustments from the implementation of
    FAS109 - Accounting for Income Taxes and FAS 106-Accounting for Postretirement  Benefits Other Than Pensions.

(4) Price/Earnings Ratio is computed by dividing closing market price by earnings for the trailing 12-month period.  1992 earnings exclude the effects of changes in accounting principles.  For 1989 and 1988, the earnings represent continuing operations. 1989 earnings also exclude the gain on the sale of the Pasadena Star-News.
(5) The ratio of earnings to fixed charges is computed by dividing earnings (as adjusted for fixed charges and undistributed equity income from unconsolidated subsidiaries) by fixed charges for the period.  Fixed charges include interest on debt
    (before capitalized interest), interest component of rental expense, the proportionate share of interest expense on guaranteed debt of certain equity-method investees and on debt of 50%-owned companies.


ITEM 7.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations
         -------------------------

     Knight-Ridder is an international information and communications company engaged in newspaper publishing, business news and information services, electronic retrieval services and news, graphics and photo services.
     In 1994, the gross revenue from these businesses was more than $2.6 billion. The company also is involved in other newspaper businesses, cable television and newsprint manufacturing through business arrangements, including joint ventures and partnerships.
     The charts at the end of this section illustrate the approximate relative percentages of the components of operating revenue and of operating costs as a percentage of operating revenue.

Glossary of Newspaper Advertising Terms
     The following definitions may be helpful when reading the Management's Discussion and Analysis of Operations.
     RETAIL - Display advertising from local merchants, such as department and grocery stores, selling goods and services to the public.
     GENERAL - Display advertising by national advertisers who promote products or brand names on a nationwide basis.
     CLASSIFIED - Small, locally placed ads listed together and organized by category, such as real estate sales, employment opportunities, automobile sales and display type advertisements in these categories.
     FULL-RUN - Advertising appearing in all editions of a newspaper. PART-RUN - Advertising appearing in select editions or zones of a newspaper's market. Part-run advertising is translated into full-run equivalent linage (referred to as factored) based on the ratio of the circulation in a particular zone to the total circulation of a newspaper.
     RUN-OF-PRESS (ROP) - All advertising printed on Knight-Ridder presses and appearing within a newspaper.
     PREPRINT - Advertising supplements prepared by advertisers and inserted into a newspaper.

     NEWSPAPER revenue is derived principally from advertising and newspaper copy sales. Newspaper advertising currently accounts for about 60% of consolidated revenue. This revenue comes from the three basic categories of advertising - retail, general and classified - discussed above.
     Newspaper advertising volume is categorized as either run-of-press (ROP) or preprint. Volume for ROP advertising is measured in terms of either full-run or part-run advertising linage and reported in six-column inches. A six-column inch consists of one inch of advertising in one column of a newspaper page when that page is divided into six columns of equal size. By using part-run advertising, advertisers can direct their messages to selected market segments.
     Circulation revenue results from the sale of newspapers. Circulation of daily and Sunday newspapers currently accounts for 18% of consolidated revenue. It is reported at the net wholesale price for newspapers delivered or sold by independent contractors and at the retail price for newspapers delivered or sold by employees.
     Other newspaper revenue comes from alternate delivery systems, commercial job printing, niche publications, book publishing, audiotext, newsprint scrap sales, newspaper trucking services, and other miscellaneous sources.
     BUSINESS INFORMATION SERVICES (BIS) revenue includes operations of Knight-Ridder Information, Inc. (KRII, formerly known as the Dialog Group), Knight-Ridder Financial (KRF), Journal of Commerce and Technimetrics.
     KRII products include DIALOG, Data-Star and Infomart DIALOG, an archival information service provided through a 1994 joint venture with Southam, Inc. KRII serves more than 150,000 customers in more than 100 countries and offers more than 600 databases. Subscribers are charged according to amount of time they spend online, information procured and which databases they access.
     Knight-Ridder Financial products include real-time and archival information services focusing on global sovereign debt, foreign exchange, money markets and futures instruments. Information displayed on these products consists of news, quotations, charts and a variety of other analytical services. The group generates revenue from subscribers in more than 30 countries.
     Journal of Commerce publishes The Journal of Commerce, a daily newspaper that focuses on global trade and transportation issues, and several periodicals. It also provides access to electronic databases on imports, exports and steamship tariffs and provides tariff filings and retrieval services.
     Technimetrics, a January 1994 acquisition, is a leading publisher of investor information and global investment listings of business executives and professionals.

     SUMMARY OF OPERATIONS A summary of the company's operations, certain share data and other financial data for the past 11 years is provided in
Item 6.  Compound growth rates for the past five- and 10-year periods are also included, if applicable. A review of this summary and of the supplemental information section (Items 1 & 2) will provide a better understanding of the following discussion and analysis of operating results and of the financial statements as a whole. The supplemental information contains financial data for the company's operations by line of business and includes discussions of the company's largest newspapers and information regarding the company's properties, technology and the raw materials used in operations.
     RESULTS OF OPERATIONS: 1994 vs. 1993 Knight-Ridder, Inc., earnings per share was $3.15, up $.47, or 17.5%, from $2.68 per share in 1993.
     Operating income increased 16.3% on an 8.1% increase in revenue in 1994. Operating income as a percentage of revenue was 12.5% compared with 11.6% in 1993.
     NEWSPAPERS The Newspaper Division's operating income increased $52.1 million, or 17.4%, to $350.9 million. The increase resulted from a 6.1% revenue improvement that was partially offset by fourth quarter charges related to buyout and separation charges and nonrecurring charges for litigation and environmental matters.
     Overall, newspaper advertising revenue increased by $101.7 million, or 6.9%, in 1994 on a full-run ROP linage increase of 3.1%. The following table summarizes the percentage change in revenue and full-run ROP linage from 1993.
                                        Percent Gain
                        Percent Gain    in Full-Run
Advertising Category     in Revenue     ROP Linage
---------------------   ------------    ------------
Retail                      3.4             0.3
General                     9.3            11.1
Classified                 10.9             5.5
  Total                     6.9             3.1

     Retail advertising revenue improved $26.4 million, or 3.4%. The improvement resulted from a 0.3% increase in full-run ROP linage, increases in full-run ROP average rates and preprint revenue.
     General advertising revenue increased by $15.7 million, or 9.3%, from 1993 on an 11.1% increase in full-run ROP general linage, partially offset by a decrease in preprint revenue.

     Classified revenue improved by $59.7 million, or 10.9%, on a 5.5% increase in full-run ROP volume and a 4.9% increase in full-run average rates. Most of the increase was due to the strength of employment advertising, which was up 23.4% for the year and 32.1% in the last quarter.
     Circulation revenue increased $10.2 million, or 2.1%, despite a decline in average number of copies. Morning circulation declined 41,600 copies, or 1.3% and afternoon circulation declined 10,900 copies, or 2.4%. Sunday circulation declined 45,300 copies, or 0.9%.
     Other newspaper revenue increased $10.2 million, or 18.0%, during 1994, primarily due to increased revenue from lines of business developed to augment the revenue of our core newspaper business.
     BUSINESS INFORMATION SERVICES In 1994, BIS contributed 19.4% of consolidated revenue, compared with 17.9% in 1993. Operating income was $23.1 million, down $295,000, or 1.3%, from 1993 on a 17.2% increase in revenue. The decline in divisional operating income resulted from a fourth quarter KRII separation charge. Excluding the impact of acquisitions, revenue would have been up almost 9%.
     The graph at the end of this section illustrates the 22.6% compound growth rate for BIS revenue from 1984.
     EXPENSES Labor and employee benefit costs were up $65.2 million, or 6.4%, with a 1.4% increase in the work force resulting from expansion and acquisitions in the BIS Division, which was partly offset by work force reductions in the Newspaper Division. Other factors in the increase were a 4.4% increase in the average labor and employee benefit cost, and a fourth quarter charge for buyouts and separation charges.
     Newsprint, ink and supplements cost increased by $859,000, or 0.3%, due to a 1.7% increase in consumption and a slight decrease in average newsprint prices from the prior year.
     Depreciation and amortization expense increased 5.3%, or $7.6 million, due to BIS expansion and acquisitions.
     Other operating costs increased 11.7% from 1993 due partially to increases in volume-related BIS royalty and exchange fee expenses and other cost increases related to BIS expansion and acquisitions. A fourth quarter charge for environmental and litigation matters accounted for part of the increase.
     NON-OPERATING ITEMS Net interest expense decreased $1.2 million, or 3.2%, from 1993, due primarily to lower debt levels.
     INCOME TAXES The effective income tax rate for 1994 was 41.1%, up from 39.2% in 1993. The increase was mostly due to 1993 favorable adjustments of tax reserves resulting from settlement of IRS audits of prior years and other prior year state tax issues.

     RESULTS OF OPERATIONS: 1993 vs. 1992 Knight-Ridder, Inc., earnings per share was $2.68, up $.03, or 1.1%, from $2.65 per share before the cumulative effect of changes in accounting principles in 1992.
     Operating income increased 2.3% on a 5.2% increase in revenue in 1993. Operating income as a percentage of revenue was 11.6% compared with 12.0% in 1992.
     A 20.7% increase in net interest expense resulted from a reduction in capitalization of interest related to the Philadelphia plant. This was partially offset by higher earnings from our cable investment.
     NEWSPAPERS The Newspaper Division's operating income increased $8.2 million, or 2.8%, to $298.8 million. The increase resulted from improved revenue, which more than offset a 3.4% increase in the average price of newsprint, and increased costs due to the transition to the new plant in Philadelphia.
     Overall, newspaper advertising revenue increased by $37.5 million, or 2.6%, in 1993 on a full-run ROP linage increase of 1.3%. The following table summarizes the percentage change in revenue and full-run ROP linage from 1992.
                                                  Percent
                             Percent               Gain
                              Gain               (Decline)
                            (Decline)           in Full-Run
Advertising Category        in Revenue           ROP Linage
--------------------        ----------           ----------

Retail                         1.0                 (1.0)
General                       (3.4)                (7.8)
Classified                     7.0                  5.3
  Total                        2.6                  1.3

     Retail advertising revenue improved $7.6 million, or 1.0%. A 1.9% increase in full-run average rates and an increase in part-run ROP revenue was partially offset by a 1.0% decrease in full-run ROP linage.
     General advertising revenue declined by $6.0 million, or 3.4%, from 1992 on a 7.8% decline in full-run ROP general linage, partially offset by an increase in preprint revenue.
     Classified revenue improved by $35.9 million, or 7.0%, on a 5.3% increase in full-run ROP volume.
     Circulation revenue increased $14.4 million, or 3.1%, despite a decline in average number of copies. Morning circulation declined 11,300 copies, or 0.4% and afternoon circulation declined 11,800 copies, or 2.5%. Sunday circulation declined 14,300 copies, or 0.3%.

     Other newspaper revenue increased $16.8 million, or 42.2%, during 1993, primarily due to efforts to augment the revenue of our core newspaper business.
     BUSINESS INFORMATION SERVICES In 1993, BIS contributed 17.9% of consolidated revenue, compared with 16.5% in 1992. Operating income was $23.4 million, up $1.3 million, or 6.1%, from 1992 on a 13.8% increase in revenue. About half of the revenue growth was due to the first quarter acquisition of Data-Star, a Europe-based online operation. Excluding Data-Star revenue, BIS revenue was up 6.5% from the prior year.
      EXPENSES Labor and employee benefit costs were up $33.9 million, or 3.4%, with 141, or 0.7%, more employees resulting from expansion and acquisitions in the BIS Division. The average wage per employee increased 3.9%. Included in 1992 results were $10.5 million in severance and buyout costs related to a Detroit joint operating agreement (JOA) labor settlement.
     Newsprint, ink and supplements cost increased by $18.2 million, or 5.8%, due to a 3.4% increase in consumption and average newsprint prices from the prior year.
     Depreciation and amortization expense increased 10.6%, or $13.5 million, due to the completion of the new Philadelphia printing plant and BIS expansion.
     Other operating costs increased 8.1% from 1992, due partially to a $21.7 million increase in volume-related BIS royalty and exchange fee expenses.
     NON-OPERATING ITEMS Net interest expense increased $6.7 million, or 20.7%, from 1992 as a result of the $14.6 million reduction in capitalized interest. This was partially offset by a reduction of interest expense reserves related to prior year tax audits and the call of $100.0 million of 8.0% notes, replaced by lower rate commercial paper. Average interest rates on commercial paper decreased from 4.3% in 1992 to 3.2% in 1993.
     Other non-operating items improved to a $2.2 million loss, a $4.1 million improvement from 1992. Most of the improvement came from our cable investments, which contributed an additional $3.5 million to our pre-tax income.
     INCOME TAXES The effective income tax rate for 1993 was 39.2%, up 0.1% from 39.1% in 1992. Income tax expense included the $5.1 million unfavorable effect of the retroactive and current impact of the tax rate change in the Omnibus Budget Reconciliation Act of 1993. It was mostly offset by favorable adjustments of tax reserves and deferred tax assets resulting from settlement of IRS audits of prior years and resolution of other state tax issues.
                                     -56-

     RESULTS OF OPERATIONS: 1992 vs. 1991 Knight-Ridder, Inc., earnings per share before the cumulative effect of changes in accounting principles was $2.65, up $.10, or 3.9%, from $2.55 per share in 1991. The company recorded a nonrecurring net charge of $105.2 million ($1.91 per share) related to the adoption of Financial Accounting Standards (FAS) 106 (Postretirement Benefits Other Than Pensions) and FAS 109 (Accounting For Income Taxes).
     The cumulative effect of adoption of FAS 106, relating to postretirement benefits other than pensions, was an after-tax reduction in earnings of $131.0 million, or $2.37 per share. This represents the unrecognized net obligation based on plans in place at the beginning of 1992. The company chose to recognize this "transition" amount immediately, rather than prospectively. In the second quarter, the company announced medical plan changes effective Jan. 1, 1993, that placed a maximum annual dollar cap for medical premiums that the company would pay for most future non-union retirees. Additionally, coverage after the age of 65 was eliminated for most future non-union retirees. The result of this announced plan change was a reduction in the prior service cost, which will be amortized over future years. The full-year operating profit reduction resulting from the recurring additional costs related to FAS 106 was $6.6 million, or an after-tax $.07 reduction in earnings per share.
     The adoption of FAS 109, which relates to accounting for deferred income taxes, resulted in an increase to 1992 net income of $25.8 million, or almost $.47 per share.
     Operating income increased 14.5% on a 3.2% increase in revenue in 1992. Operating income as a percentage of revenue improved to 12.0% from 10.8% in 1991. Revenue gains and a decline in the cost of newsprint contributed positively to operating income.
     A decline in net interest expense and higher earnings from our cable investment helped to offset the decline in earnings from our newsprint manufacturing investments.
     NEWSPAPERS The Newspaper Division's operating income increased $30.9 million, or 11.9%, to $290.5 million. The increase resulted from improved revenue and a decline in the cost of newsprint. Newspaper Division operating costs increased $9.3 million.
     Overall, newspaper advertising revenue increased by $14.5 million, or 1.0%, in 1992 on a full-run ROP linage decline of 1.5%. The following table summarizes the percentage change in revenue and full-run ROP linage from 1991.
                                 -57-

                                                Percent Gain
                                Percent Gain      (Decline)
                                 (Decline)       in Full-Run
Advertising Category            in Revenue       ROP Linage
--------------------           ------------     ------------
Retail                             (0.1)           (2.8)
General                             1.0            (7.9)
Classified                          2.7             1.1
 Total                              1.0            (1.5)


     Retail advertising revenue was down $520,000, or 0.1%. A 2.8% decline in volume was partially offset by a 1.5% increase in full-run average rates and an increase in preprint and part-run revenue.
     General advertising revenue increased by $1.8 million, or 1.0%, from 1991 on the strength of an 8.2% increase in rates and an increase in preprint and part-run revenue. General full-run ROP linage declined 7.9% from 1991.
     Classified revenue improved by $13.2 million, or 2.7%, on a 1.1% increase in full-run ROP volume and a 1.7% increase in full-run average rates.
     Circulation revenue increased $21.0 million, or 4.8%, due to a 6.4% increase in average rates. Morning circulation declined 26,400 copies, or 0.8%, and afternoon circulation declined 40,900 copies, or 7.9%. Sunday circulation declined 7,200 copies, or 0.2%.
     BUSINESS INFORMATION SERVICES In 1992, BIS contributed 16.5% of consolidated revenue, compared with 15.7% in 1991. Operating income was $22.1 million, up $1.9 million, or 9.3%, from 1991 on an 8.8% increase in revenue. EXPENSES Labor and employee benefit costs were up $47.9 million, or 5.1%, with 83, or 0.4%, fewer employees. The average wage per employee increased 5.2%. Included in 1992 results were $10.5 million in severance and buyout costs related to a Detroit JOA labor settlement in the first half of the year.
     Newsprint, ink and supplements cost declined by $63.0 million, or 16.6%, due to a 17.8% decrease in average newsprint prices from the prior year. Newsprint consumption was 0.1% less than 1991 as a result of shifting the printing of The Journal of Commerce to an outside company. Supplements cost decreased by $4.8 million, or 10.6%.
     Depreciation and amortization expense increased 3.4%, or $4.2 million, due to the start-up of the new Philadelphia printing plant and BIS expansion.

     Other operating costs increased 8.3% from 1991 due partially to an $11.8 million increase in volume-related BIS royalty and exchange fee expenses, and increased circulation promotion costs. Additionally, Knight-Ridder increased its level of contributions to help with the aftermath of Hurricane Andrew.
     NON-OPERATING ITEMS Net interest expense declined $7.7 million, or 19.2%, from 1991 as a result of lower average debt balances and lower interest rates. Average interest rates on commercial paper decreased from 6.4% in 1991 to 4.3% in 1992.
     Other non-operating items decreased to a $6.2 million loss, a $13.6 million decline from 1991. The major reason for the decline was unfavorable results from our investments in newsprint manufacturing, which suffered from soft newsprint prices in 1992. Our cable investments performed well, but this was not enough to offset other non-operating losses.
     INCOME TAXES The effective income tax rate for 1992 was 39.1%, up 1.9% from 1991's 37.2%, as a result of the resolution of prior year tax issues.
     EARLIER YEARS 1990 was the first full year of operations after entering the joint operating agreement between the Detroit Free Press and The Detroit News (owned by Gannett Co., Inc.), creating the Detroit Newspaper Agency
(DNA), now doing business as Detroit Newspapers. DNA performs the newspapers' production, sales and distribution functions, while the two papers maintain separate and independent newsrooms. This resulted in significantly improved bottom-line results from our Detroit operation.
     In October 1989, Knight-Ridder completed the sale of its eight television stations for an after-tax gain of $66.9 million, or $1.07 per share. In November 1989, the DNA was formed.
     Knight-Ridder purchased Dialog Information Services in midyear 1988 for approximately $353.0 million, and an effective 7-1/2% interest in SCI Holdings, Inc. (parent of Storer Communication) in November 1988. Despite the $.13 per share dilutive impact of these acquisitions, the company's earnings per share from continuing operations increased 2.0% over 1987.
     In 1987, the company's newspaper operations received a boost from strong classified advertising and a full year of operations from the State-Record Company acquisition. The acquisition, however, cost the company approximately $.15 in earnings per share dilution. Excluding the State-Record newspapers, newspaper advertising revenue increased 4.9% on a 0.4% decline in full-run ROP linage.

     In 1986, Knight-Ridder acquired State-Record Company with six daily newspapers in South Carolina and Mississippi. It later sold two of the newspapers. The company closed its Viewdata operation and sold the assets of TelAir Network, Inc. Newspaper advertising revenue increased 9.2% on a 0.5% gain in full-run ROP linage. Excluding the impact of a 46-day strike in Philadelphia in 1985, linage declined 1.2%, due to softness in Miami and various airline mergers.
     Consistent with the company's experience, newspaper advertising, particularly retail and classified, mirrored the general state of the economy in 1984 and 1985. In 1985, newspaper advertising revenue increased 2.9% on a 2.4% decline in full-run ROP linage. The linage decline resulted from the strike in Philadelphia and softness in Miami. Fueled by a strengthening economy in 1984, full-run advertising revenue was up 14.7% on a 4.6% increase in full-run linage.

A Look Ahead
     We are optimistic for continued strong revenue growth for the company's newspapers and for the BIS Division.
     The average price of newsprint for 1995 is expected to be at least 40% higher than in 1994, and all of the company's operations are identifying and targeting new sources of revenue and ways to reduce other costs and operate more efficiently to help offset the increase.
     The company expects to continue its share repurchase program in 1995, should the share price continue to be the relative bargain we found it to be at the end of 1994. Share repurchases would increase debt and interest and have a slightly favorable impact on the company's earnings per share.
     The newsprint production companies that we partially own will show significant improvement in 1995 as a result of recent and expected newsprint price increases.

Recent Acquisitions/Investments
     1994 - In January, the company acquired the assets of Technimetrics, a leading publisher of investor information and business executives and global investment professional listings.
     Also in January, Knight-Ridder Information, Inc., (KRII) entered into a joint venture with Southam Electronic Publishing, creating a new archival information service called Infomart Dialog.
     Effective April 1994, Knight-Ridder Financial purchased its former agent in Germany, Real Time Information GmbH, today known as Knight-Ridder Financial-Germany (KRF Germany). KRF Germany is a real-time financial news and pricing provider.

     In the second quarter, Journal of Commerce (JoC) formed a joint venture partnership with American Systems, Inc., which specializes in the development of customer software solutions for the transportation industry. The joint venture, Transax Systems, provides tariff filings and retrieval products.
     At the end of the third quarter, KRII acquired the remaining shares of Article Express International (AEI), a leading document delivery supplier. AEI is now a wholly owned subsidiary and is included in the operating results of the BIS Division.
     JoC also purchased Gulf Shipper, a magazine responsible for the publication of shipping schedules.

Capital Spending Program
     The company's capital spending program includes normal replacements, productivity improvements, capacity increases, building construction and expansion, and printing press equipment. Over the past three years, expenditures have totaled $237.6 million for these items.
     Construction of the 693,000-square-foot production facility in Philadelphia began in 1989. The $299.5 million plant became fully operational in 1993.
     Also included in capital expenditures is the Charlotte press project that began in 1994. The $35.0 million press expansion is expected to be completed during 1996, when the second of two new presses becomes operational. 1994 investment in our BIS Division included mainframe computer equipment enhancements of $3.6 million at Knight-Ridder Information, Inc., and subscriber equipment purchases of $14.0 million at Knight-Ridder Financial.

Financial Position and Liquidity
     1994 vs. 1993 During 1994, net cash provided by operating activities increased $39.1 million to $369.1 million. The increase was attributed to higher earnings and increased distributions from investees. The ratio of current assets to current liabilities was 1.0:1 at year end.
     Cash and short-term investments were $9.3 million at the end of 1994, a $13.8 million decrease from last year.
     During 1994, the company repurchased 2.5 million of its shares in the open market for an aggregate price of $137.0 million.
     In January 1994, $40.0 million in 9.05% notes payable matured. Total debt at year-end 1994 was $39.6 million less than in 1993. As a result, the total-debt-to-total-capital ratio improved from 26.6% in 1993 to 25.2% in 1994. Standard & Poor's and Moody's rate the company's commercial paper A1+ and P1 and long-term bonds AA- and A1, respectively.

     Average outstanding commercial paper during the year was $101.0 million with an average effective interest rate of 4.0%. At year-end 1994, commercial paper outstanding was $54.8 million and aggregate unused credit lines were $445.2 million.
     Various libel actions, environmental and other legal proceedings that have arisen in the ordinary course of business are pending against the company and its subsidiaries. In the opinion of management, the ultimate liability to the company and its subsidiaries as a result of these actions and proceedings will not be material.
     In early 1995, the company reached an agreement in principle with The Economist Group in London to sell the Journal of Commerce for $115 million. The sale is expected to be completed in April 1995. The after-tax proceeds of the sale will be utilized primarily for debt reduction and share repurchases.

     1993 vs. 1992 During 1993, net cash provided by operating activities decreased 2.5% from 1992 to $330.0 million. Cash and short-term cash investments were $23.0 million at year end, down $74.1 million from the prior year. The decrease in cash and short-term cash investments was due primarily to the acquisition of Data-Star and Equinet, the repurchase of treasury shares and the prepayment of debt.
     During 1993, the company acquired 750,000 shares of its common stock in the open market for an aggregate price of $40.7 million.
     Approximately $100 million in notes payable, bearing 8.0% interest and maturing in 1996, were early retired in April 1993. Total debt at year-end 1993 was $109.2 million less than at year-end 1992. This resulted in a reduced total-debt-to-total-capital ratio of 26.6% from 32.2%.
     Average outstanding commercial paper during the year was $97.4 million with an average effective interest rate of 3.2%. At the end of 1993, commercial paper outstanding was $54.0 million.

     1992 vs. 1991 During 1992, net cash provided by continuing operations was $338.5 million, an increase of $32.5 million from 1991 due to investee distributions being less than investee earnings and net changes in working capital. Cash and short-term cash investments of $97.1 million were $70.9 million more than the prior year.
     Net cash required for investing activities decreased $9.9 million, or 5.1%, from 1991 levels, due to completion of the Philadelphia plant.
     Total debt declined $46.6 million from 1991 levels. This resulted in a reduced total-debt-to-total-capital ratio from 34.6% to 32.2%. These ratios improved despite the FAS 106 and FAS 109 net cumulative charge of $105.2 million.

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



Operating Revenue

Type                      Percent
-----                     -------
Newspaper Retail             30 %
Newspaper General             7 %
Newspaper Classified         23 %
Newspaper Circulation        18 %
Newspaper Other               3 %
BIS                          19 %

                                 -63-

Operating Costs
(As a percentage of operating revenue)
Components                    Percent
------------                  -------
Labor and Employee Benefits      41 %
Newsprint, Ink and Suppleme      13 %
Other Operating Costs            28 %
Depreciation and Amortization     6 %
Operating Income                 12 %



Newspaper Advertising Revenue
(In millions of dollars)

  Year      General   Classified    Retail     Total
  ----      -------   ----------    ------     -----
  1984          170        390        627       1,187
  1985          170        412        639       1,221
  1986          182        454        697       1,333
  1987          186        527        751       1,464
  1988          179        579        765       1,523
  1989          187        594        796       1,577
  1990          185        580        792       1,557
  1991          173        498        759       1,430
  1992          175        511        758       1,444
  1993          169        547        766       1,482
  1994          184        606        793       1,583

Newspaper advertising revenue increased in all categories over 1993.
Classified revenue represented nearly half ($59.7 million) of the total advertising increase.


Business Information Services Revenue
(In millions of dollars)

  Year       Amount
 -----      -------
  1984           67
  1985           80
  1986           89
  1987           99
  1988          160
  1989          290
  1990          333
  1991          354
  1992          385
  1993          439
  1994          514

BIS revenue increased 17.2% over 1993, partially due to acquisitions.



Circulation Revenue
(In millions of dollars)

  Year       Amount
 -----      -------
  1984          302
  1985          313
  1986          335
  1987          358
  1988          371
  1989          385
  1990          403
  1991          439
  1992          460
  1993          474
  1994          485

Circulation revenue increased by 2.1% over 1993, due to pricing.


Total Debt
(In millions of dollars)

  Year       Amount
 -----      -------
  1984           68
  1985          308
  1986          668
  1987          553
  1988        1,037
  1989          713
  1990          824
  1991          607
  1992          560
  1993          451
  1994          412

Total debt was reduced by $39.6 million as a result of strong internal cash flow.


Stock Trading Volume

  Year        Amount
 -----     -----------
  1984      15,790,900
  1985      18,547,800
  1986      25,206,600
  1987      35,042,800
  1988      27,201,300
  1989      23,269,400
  1990      18,186,000
  1991      24,749,100
  1992      24,915,500
  1993      29,768,600
  1994      32,102,600


Knight-Ridder stock trading volume rose 7.8% in 1994.


Stock Price History

                     Stock Price
             ---------------------------
  Year        Low       Close       High
 -----       ------     ------     ------
  1984       21 1/4     29 1/4         31
  1985           28     39 7/8     41 3/8
  1986       37 1/2     46 7/8     57 7/8
  1987       33 1/4     40 1/8     61 1/4
  1988       35 3/4     45 3/8     47 3/4
  1989       42 7/8     58 3/8     58 3/8
  1990           37     45 7/8         58
  1991       43 3/4     50 3/4     57 1/2
  1992       50 3/4     58 1/8     64 1/8
  1993       50 5/8     59 3/8         65
  1994        46 1/2    50 7/8         61


Knight-Ridder's stock price reached a high of $61 during 1994.



Net Cash Provided By Operating Activities
(In millions of dollars)

  Year       Amount
 -----      -------
  1984          194
  1985          204
  1986          265
  1987          269
  1988          230
  1989          280
  1990          325
  1991          306
  1992          338
  1993          330
  1994          369

Net cash provided by operating activities increased 11.9% from 1993.


Shareholders' Equity
(In millions of dollars)

  Year      Amount
 -----     -------
  1984          922
  1985          697
  1986          816
  1987          901
  1988          822
  1989          917
  1990          895
  1991        1,149
  1992        1,182
  1993        1,243
  1994        1,225

Shareholders' equity decreased 1.5% to $1.225 billion due to the repurchase of
2.5 million of the company's shares.


Common Shareholders' Equity Per Share

  Year      Amount
 -----      ------
  1984       $14.17
  1985       $12.38
  1986       $14.28
  1987       $15.85
  1988       $15.47
  1989       $17.83
  1990       $18.09
  1991       $21.44
  1992       $21.50
  1993       $22.67
  1994       $23.15

Shareholders' equity per share increased by 2.1% over 1993.

% Earned On Invested Capital
(Return on Average Shareholders' Equity)
(1992 excludes the cumulative effect of changes in accounting principles)
																									Including
           Continuing   Discontinued
  Year     Operations    Operations
 -----     ----------     ---------
  1984         15.2 %       16.3 %
  1985         15.4 %       16.4 %
  1986         17.5 %       18.5 %
  1987         17.3 %       18.1 %
  1988         17.0 %       18.2 %
  1989         20.7 %       28.4 %
  1990         16.5 %       16.5 %
  1991         12.9 %       12.9 %
  1992         12.5 %       12.5 %
  1993         12.2 %       12.2 %
  1994         13.9 %       13.9 %

Return on average shareholders' equity was 13.9% in 1994 from 12.2% in 1993.

ITEM 8.     Financial statements and supplementary data
            -------------------------------------------
            See Quarterly Operations in Item 5

Consolidated  Balance  Sheet
(In  thousands  of  dollars,  except  share  data)
                                                                               Dec. 25        Dec. 26        Dec. 27
                                                                                 1994           1993           1992
                                                                              ---------      ---------      ---------
ASSETS
CURRENT ASSETS
  Cash,  including  short-term  cash  investments  of  $150
    in  1994,  $7,638  in  1993  and  $87,758  in 1992 ...............    $       9,253     $   23,012     $   97,104
  Accounts  receivable,  net  of  allowances  of  $13,728  in
    1994,  $14,554  in  1993  and  $14,450  in  1992..................          317,687        274,391        262,541
  Inventories.........................................................           39,555         41,422         37,474
  Other  current  assets..............................................           56,309         62,491         63,654
                                                                              ---------      ---------      ---------
      Total  Current  Assets..........................................          422,804        401,316        460,773
                                                                              ---------      ---------      ---------
INVESTMENTS  AND  OTHER  ASSETS
  Equity  in  unconsolidated  companies  and  joint ventures .........          293,205        289,986        277,193
  Other...............................................................          190,515        175,058        145,008
                                                                              ---------      ---------      ---------
      Total  Investments  and  Other  Assets..........................          483,720        465,044        422,201
                                                                              ---------      ---------      ---------

PROPERTY,  PLANT  AND  EQUIPMENT
  Land  and  improvements.............................................           66,950         66,885         62,638
  Buildings  and  improvements........................................          383,696        379,556        372,021
  Equipment...........................................................        1,209,360      1,168,054      1,053,364
  Construction  and  equipment  installations  in progress............           17,099         13,100         91,225
                                                                              ---------      ---------      ---------
                                                                              1,677,105      1,627,595      1,579,248
    Less  accumulated  depreciation...................................          844,593        766,474        697,507
                                                                              ---------      ---------      ---------
      Net  Property,  Plant  and  Equipment...........................          832,512        861,121        881,741
                                                                              ---------      ---------      ---------

EXCESS  OF  COST  OVER  NET  ASSETS  ACQUIRED
  Less  accumulated  amortization  of  $182,402  in  1994,
    $160,545  in  1993  and  $140,791  in  1992.......................          708,153        703,951        693,344
                                                                              ---------      ---------      ---------
      Total...........................................................    $   2,447,189     $2,431,432     $2,458,059
                                                                              =========      =========      =========
Liabilities  and  Shareholders'  Equity
CURRENT LIABILITIES
  Accounts  payable...................................................    $     136,817     $  124,620     $  109,317
  Accrued  expenses  and  other  liabilities..........................           98,993         82,149         75,563
  Accrued  compensation  and  amounts  withheld  from employees.......           96,917         79,736         80,297
  Federal  and  state  income  taxes..................................            1,368             10          1,286
  Deferred  revenue...................................................           66,953         60,095         55,099
  Dividends  payable..................................................           19,593         19,199         19,238
  Short-term  borrowings  and  current  portion  of long term debt....                0         40,687         64,304
                                                                              ---------      ---------      ---------
      Total  Current  Liabilities.....................................          420,641        406,496        405,104
                                                                              ---------      ---------      ---------
NON-CURRENT LIABILITIES
    Long-term debt....................................................          411,504        410,388        495,941
    Deferred federal and state income taxes...........................          138,611        135,979        114,199
    Postretirement benefits other than pensions.......................          166,682        174,331        172,763
    Employment benefits and other non-current liabilities.............           84,264         57,816         85,395
                                                                              ---------      ---------      ---------
        Total Non-Current Liabilities.................................          801,061        778,514        868,298
                                                                              ---------      ---------      ---------
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES.......................              833          3,253          2,845
                                                                              ---------      ---------      ---------
COMMITMENTS AND CONTINGENCIES - (NOTE J)

SHAREHOLDERS' EQUITY
    Common Stock, $.02 1/12 par value; shares authorized -
    250,000,000; shares issued - 52,892,720  in  1994,
    54,847,486  in 1993 , and 54,965,671 in 1992......................            1,102          1,143          1,145
    Additional capital................................................          326,392        342,201        321,034
    Retained earnings.................................................          897,160        899,825        859,633
                                                                              ---------      ---------      ---------
        Total Shareholders' Equity....................................        1,224,654      1,243,169      1,181,812
                                                                              ---------      ---------      ---------
        Total.........................................................    $   2,447,189     $2,431,432     $2,458,059
                                                                              =========      =========      =========
See  "Notes  to  Consolidated  Financial  Statements."
                                         -75-

Consolidated  Statement  Of  Income
(In  thousands  of  dollars,  except  per  share  data)
                                                                                        Year Ended
                                                                     ---------------------------------------------------
                                                                      Dec. 25              Dec. 26              Dec. 27
                                                                        1994                 1993                 1992
                                                                     ---------            ---------            ---------
OPERATING  REVENUE
  Newspapers
    Advertising
      Retail.............................................      $       792,476      $       766,105      $       758,496
      General............................................              184,469              168,773              174,750
      Classified.........................................              606,428              546,753              510,898
                                                                     ---------            ---------            ---------
        Total............................................            1,583,373            1,481,631            1,444,144
    Circulation..........................................              484,581              474,420              460,014
    Other................................................               66,968               56,772               39,932
                                                                     ---------            ---------            ---------
        Total  Newspapers................................            2,134,922            2,012,823            1,944,090
  Business  Information  Services........................              514,039              438,525              385,439
                                                                     ---------            ---------            ---------
        Total  Operating  Revenue........................            2,648,961            2,451,348            2,329,529
                                                                     ---------            ---------            ---------

OPERATING  COSTS
  Labor  and  employee  benefits.........................            1,089,417            1,024,181              990,254
  Newsprint,  ink  and  supplements......................              335,902              335,043              316,814
  Other  operating  costs................................              743,054              665,509              615,729
  Depreciation  and  amortization........................              149,327              141,758              128,221
                                                                     ---------            ---------            ---------
        Total  Operating  Costs..........................            2,317,700            2,166,491            2,051,018
                                                                     ---------            ---------            ---------
OPERATING  INCOME........................................              331,261              284,857              278,511
                                                                     ---------            ---------            ---------
                         -76-

OTHER  INCOME  (EXPENSE)
  Interest  expense......................................              (44,585)             (45,112)             (52,375)
  Interest  expense  capitalized.........................                  474                  120               14,746
  Interest  income.......................................                6,070                5,712                5,078
  Equity in earnings of unconsolidated companies
        and joint ventures...............................                7,412                7,254                3,940
  Minority interests in earnings
        of consolidated subsidiaries.....................               (9,650)              (9,863)              (9,795)
  Other,  net............................................                 (912)                 433                 (389)
                                                                     ---------            ---------            ---------
        Total............................................              (41,191)             (41,456)             (38,795)
                                                                     ---------            ---------            ---------
Income  before  income  taxes............................              290,070              243,401              239,716
Income  taxes............................................              119,170               95,312               93,630
                                                                     ---------            ---------            ---------

  INCOME BEFORE CUMULATIVE EFFECT
    OF CHANGES IN ACCOUNTING PRINCIPLES..................              170,900              148,089              146,086

  Cumulative effect of changes in accounting principles for:
      Income taxes.......................................                                                         25,800
      Postretirement benefits other than pensions........                                                       (131,000)
                                                                     ---------            ---------            ---------
      Net income.........................................      $       170,900      $       148,089      $        40,886
                                                                     =========            =========            =========

  EARNINGS PER COMMON AND COMMON AND COMMON EQUIVALENT SHARE
      Income before cumulative effect of changes
        in accounting principles.........................      $          3.15      $          2.68      $          2.65
      Cumulative effect of changes in
        accounting principles............................                                                          (1.91)
                                                                     ---------            ---------            ---------

      Net income.........................................      $          3.15      $          2.68      $          0.74
                                                                     =========            =========            =========

AVERAGE  COMMON  AND  COMMON  EQUIVALENT
  SHARES  OUTSTANDING (In 000s)..........................               54,275               55,332               55,178
                                                                     =========            =========            =========
See  "Notes  to  Consolidated  Financial  Statements".

Consolidated Statement of Cash Flows
(In thousands of dollars)
                                                                                Year Ended
                                                                     --------------------------------
                                                                      Dec. 25     Dec. 26     Dec. 27
                                                                       1994        1993        1992
                                                                     --------    --------    --------
CASH PROVIDED BY (REQUIRED FOR) OPERATING ACTIVITIES
    Net income.................................................... $  170,900  $  148,089  $   40,886
    Non-cash items included in income:
        Cumulative effect of changes in accounting principles.....                            105,200
        Depreciation..............................................    105,776     104,314      93,838
        Amortization of excess of cost over net assets acquired...     21,857      19,754      18,892
        Amortization of other assets..............................     21,694      17,690      15,491
        Provision for non-current deferred taxes..................      2,632      21,780      20,498
        Earnings of investees in excess of distributions..........     (7,538)    (22,802)    (13,996)
        Other items, net..........................................     44,697      29,584      26,708
    Change in certain assets and liabilities:
        Accounts receivable.......................................    (41,135)     (3,377)    (15,323)
        Inventories...............................................      1,867      (3,801)      5,065
        Other current assets......................................      2,104       3,086     (13,082)
        Accounts payable..........................................     11,099       7,197      36,546
        Federal and state income taxes............................      1,358       3,542         195
        Other current liabilities.................................     33,803       4,947      17,541
                                                                     --------    --------    --------
                Net cash provided by operating activities.........    369,114     330,003     338,459
                                                                     --------    --------    --------

CASH REQUIRED FOR INVESTING ACTIVITIES
    Additions to property, plant and equipment....................    (67,110)    (69,541)   (100,993)
    Other items, net..............................................    (61,013)    (81,046)    (82,010)
                                                                     --------    --------    --------
                Net cash required for investing activities........   (128,123)   (150,587)   (183,003)
                                                                     --------    --------    --------

CASH PROVIDED BY (REQUIRED FOR) FINANCING ACTIVITIES
    Proceeds from sale of commercial paper and bank borrowings....    375,308     307,983     157,900
    Reduction of total debt.......................................   (414,879)   (417,153)   (204,495)
                                                                     --------    --------    --------
                Net reduction in total debt.......................    (39,571)   (109,170)    (46,595)
    Payment of cash dividends.....................................    (77,942)    (76,787)    (75,992)
    Sale of common stock to employees.............................     25,897      30,709      68,785
    Purchase of treasury stock....................................   (136,977)    (40,693)
    Other items, net..............................................    (26,157)    (57,567)    (30,794)
                                                                     --------    --------    --------
                Net cash required for financing activities........   (254,750)   (253,508)    (84,596)
                                                                     --------    --------    --------
                    Net Increase (Decrease) in Cash...............    (13,759)    (74,092)     70,860
Cash and short-term cash investments at beginning of the year.....     23,012      97,104      26,244
                                                                     --------    --------    --------
Cash and short-term cash investments at end of the year........... $    9,253  $   23,012  $   97,104
                                                                     ========    ========    ========
Working capital at end of the year................................ $    2,163  $   (5,180) $   55,669
                                                                     ========    ========    ========

See "Notes to Consolidated Financial Statements."

Consolidated Statement of Shareholders' Equity
(In thousands of dollars, except share data)
                                                           Common
                                                           Shares         Common       Additional      Retained    Treasury
                                                         Outstanding       Stock         Capital       Earnings      Stock
                                                         ----------      ----------    ----------     ----------   --------
BALANCES AT DEC. 29, 1991.............................   53,571,282   $      1,116   $    252,278   $    895,226   $    -
     Issuance of common shares under
         stock option plans...........................    1,155,062             24         49,503
     Issuance of common shares under
         stock purchase plan..........................      240,022              5         12,154
     Tender of shares as payment
         for options excercised.......................         (695)                          (40)
     Tax benefits arising from employee stock plans...                                      7,139
     Net income.......................................                                                    40,886
     Cash dividends declared on
         common stock - $1.40 per share...............                                                   (76,479)
                                                         ----------      ----------    ----------     ----------   --------
BALANCES AT DEC. 27, 1992.............................   54,965,671   $      1,145   $    321,034   $    859,633   $    -
     Issuance of common shares under
         stock option plans............................     323,894              7         12,883
     Issuance of treasury shares under
         stock option plans............................      29,670                          (525)                   (1,612)
     Issuance of common shares under
         stock purchase plan...........................     207,223              4         10,078
     Issuance of treasury shares under
         stock purchase plans..........................      71,028                          (596)                   (4,007)
     Purchase of treasury shares ......................    (750,000)                                                 40,693
     Retirement of 649,302 treasury shares ............                        (13)        (3,912)       (31,148)   (35,074)
     Tax benefits arising from employee stock plans....                                     3,239
     Net income........................................                                                  148,089
     Cash dividend declared on
         common stock - $1.40 per share................                                                  (76,749)
                                                         ----------      ----------    ----------     ----------   --------
BALANCES AT DEC. 26, 1993..............................  54,847,486   $      1,143   $    342,201   $    899,825   $   -

     Issuance of common shares under
         stock option plans............................      29,600                         1,104
     Issuance of treasury shares under
         stock option plans............................     227,811                        (3,562)                  (12,571)
     Issuance of treasury shares under
         stock purchase plan ..........................     310,123                        (2,767)                  (16,835)
     Purchase of treasury shares ......................  (2,522,300)                                                136,977
     Retirement of 1,984,366 treasury shares ..........                        (41)       (12,300)       (95,229)  (107,571)
     Tax benefits arising from employee stock plans....                                     1,716
     Net income.......................................                                                   170,900
     Cash dividend declared on
         common stock - $1.46 per share................                                                  (78,336)
                                                         ----------      ----------    ----------     ----------   --------
BALANCES AT DEC. 25, 1994..............................  52,892,720   $      1,102   $    326,392   $    897,160   $   -
                                                         ==========      ==========    ==========     ==========   ========
See "Notes to Consolidated Financial Statements."

Notes to Consolidated Financial Statements

Note A
Summary of Significant Accounting Policies


     A description of the company's business and the nature and scope of its operations are set forth in items 1 & 2. Reading this information is recommended for a more complete understanding of the financial statements.
     The company reports on a fiscal year, ending the last Sunday in the calendar year. Results for 1994, 1993 and 1992 are for the 52 weeks ended Dec. 25, Dec. 26 and Dec. 27, respectively.
     The basis of consolidation is to include in the consolidated financial statements all the accounts of Knight-Ridder, Inc., and its more-than-50%-owned subsidiaries. All significant intercompany transactions and account balances have been eliminated in consolidation.
     The company is a 50% partner in the Detroit Newspaper Agency (DNA), a joint operating agency between Detroit Free Press, Inc., a wholly owned subsidiary of Knight-Ridder, Inc., and The Detroit News, Inc., a wholly owned subsidiary of Gannett Co., Inc. The Consolidated Statement of Income includes on a line-by-line basis the company's pro rata share of the revenue and expense generated by the operation of the agency.

     Investments in companies in which Knight-Ridder, Inc., has an equity interest of at least 20% but not more than 50% are accounted for under the equity method. Under this method, the company records its share of earnings as income and increases the investment by the equivalent amount. Dividends are recorded as a reduction in the investment. All other investments are recorded at the lower of cost or net realizable value, and the company recognizes income from such investments upon receipt of a dividend.
     The investment caption "Equity in unconsolidated companies and joint ventures" in the Consolidated Balance Sheet represents the company's equity in the net assets of the Detroit Newspaper Agency, the Seattle Times Company and subsidiaries, a company responsible for the sales and services of general, retail and classified advertising accounts for a group of newspapers, two newsprint mill partnerships, a cable television joint venture and a joint venture that offers full-service copies of original journal articles. The company owns 49-1/2% of the voting common stock and 65% of the nonvoting common stock of the Seattle Times Company, owns 33-1/3% of the voting stock of Newspapers First, is a one-third partner in the Southeast Paper Manufacturing Co., owns a 13-1/2% equity share of Ponderay Newsprint Company, and jointly owns TKR Cable Company and TKR Cable Partners. Effective December 1992, after a restructuring, the company has a 15% interest in TCI/TKR Limited Partnership through TKR Cable Partners. Prior to December 1992, the company held a 7-1/2% interest in SCI Holdings, Inc., the holding company for Storer Communications, Inc. Knight-Ridder Information, Inc., a Knight-Ridder subsidiary, in October 1994 acquired additional shares of Article Express International, Inc. (AEI), in which it previously held a minority ownership, resulting in AEI becoming a wholly owned subsidiary. The impact is not material. The investment in unconsolidated companies and joint ventures at Dec. 25, 1994, includes $68.4 million representing the company's share of undistributed earnings (excluding the DNA) accumulated since the investment dates. The company's share of the earnings of the unconsolidated companies (except for the DNA) of $7.4 million in 1994, $7.3 million in 1993 and $3.9 million in 1992 is included in the caption "Equity in earnings of unconsolidated companies and joint ventures" in the Consolidated Statement of Income. Dividends and cash distributions received from the unconsolidated companies and joint ventures (excluding the DNA) were $3.1 million in 1994, $3.0 million in 1993 and $2.8 million in 1992 and were offset against the investment account.
      Fort Wayne Newspapers, Inc., Infomart Dialog and Transax Systems are the only consolidated subsidiaries and joint ventures that have a minority ownership interest. The minority shareholder's interest in the net income of these subsidiaries has been provided for as an expense in the Consolidated Statement of Income in the caption "Minority interests in earnings of consolidated subsidiaries." Also included in this caption is a contractual minority interest resulting from a Joint Operating Agreement between Miami Herald Publishing Co. and Cox Newspapers. The company's liability to the minority interest shareholders is included in the Consolidated Balance Sheet caption, "Minority Interests in Consolidated Subsidiaries."
     "Cash and short-term cash investments" includes currency and checks on hand, demand deposits at commercial banks, overnight repurchase agreements of government securities and investment-grade commercial paper with maturities of fewer than 90 days. Cash and short-term investments are recorded at cost. Due to the short-term nature of marketable securities, cost approximates market value. In 1994, the company adopted Statement of Financial Accounting Standards (FAS) 115, Accounting for Certain Investments in Debt and Equity Securities, the impact of which was not material.
     "Inventories" are priced at the lower of cost (first-in, first-out FIFO method), or market. Most of the inventory is newsprint, ink and other supplies used in printing newspapers.
     "Property, plant and equipment" is recorded at cost and the provision for depreciation for financial statement purposes is computed principally by the straight-line method over the estimated useful lives of the assets. The company capitalizes interest expense as part of the cost of major construction projects.
     "Excess of cost over net assets acquired" arises from the purchase of at least a 50% interest in a company for a price higher than the fair market value of the net tangible assets. Intangible assets of this type arising from acquisitions accounted for as purchases and occurring subsequent to Oct. 31, 1970, totaled approximately $799.5 million at Dec. 25, 1994. They are generally being amortized over a 40-year period on a straight-line basis, unless management has concluded a shorter term is more appropriate. If, in the opinion of management, an impairment in value occurs, based on the undiscounted cash flow method, any necessary additional write-downs will be charged to expense.
     "Deferred revenue" arises as a normal part of business from advance subscription payments for newspapers and business information services. Revenue is recognized in the period in which it is earned.
                                -83-

     "Short-term borrowings" represents the carrying amounts of commercial paper and other short-term borrowings that approximate fair value. "Long-term debt" represents the carrying amounts of debentures and notes payable. Fair values, disclosed in Note C, are estimated using discounted cash flow analyses based on the company's current incremental borrowing rates for similar types of borrowing arrangements.
     In 1992, the company adopted FAS 106, Accounting For Postretirement Benefits Other Than Pensions, and FAS 109, Accounting For Income Taxes. The effects of adoption are described in Notes I and B, respectively. In 1994, the company adopted FAS 112, Employers' Accounting for Postemployment Benefits. The adoption of FAS 112 did not materially impact the consolidated financial statements. In 1995, the company plans to adopt FAS 116, Accounting For Contributions Received and Contributions Made. The impact on the consolidated financial statements will not be material.
     Earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Quarterly earnings per share may not add to the total for the year, since each quarter and the year are calculated separately based on average outstanding shares during the period.
     Certain amounts in 1993 and 1992 have been reclassified to conform to the 1994 presentation.


Note B
Income Taxes
     The company's income tax expense is determined under the provisions of Statement of Financial Accounting Standards 109, Accounting for Income Taxes, which was adopted in 1992. This accounting standard requires the use of the liability method in adjusting previously deferred taxes for changes in tax rates. The company chose to reflect the cumulative effect of adopting this standard as a change in accounting principle as of the beginning of 1992. The adoption resulted in a credit to earnings of $25.8 million. Prior years' financial statements were not restated.
     Substantially all of the company's earnings are subject to domestic taxation. No material foreign income taxes have been imposed on reported earnings.

Note B - Income Taxes
Federal, state and local income taxes before cumulative effect of changes in accounting principles consist of the following
(in thousands):

                                               1994                        1993                      1992
                                       ----------------------      ---------------------     --------------------
                                       Current       Deferred      Current     Deferred     Current     Deferred
                                       --------      --------      --------    --------     --------    --------
Federal income taxes................    $97,824        $2,501       $53,422     $38,231      $65,968     $11,725
State and local income taxes........     18,791            54        11,702      (8,043)      12,936       3,001
                                       --------      --------      --------    --------     --------    --------
     Total..........................   $116,615        $2,555       $65,124     $30,188      $78,904     $14,726
                                       ========      ========      ========    ========     ========    ========

Cash payments of income taxes for the years 1994, 1993 and 1992 were $104.5 million, $82.7 million and $60.2 million, respectively. Payments in 1993 include the payment and settlement of prior year state and federal income tax examinations.
                           -85-

Effective Income Tax Rates
The differences between income tax expense shown in the financial statements and the amounts determined by applying the federal statutory rate of 35% in 1994 and 1993 and 34% in 1992 are as follows (in thousands):
                                                                                             1994         1993        1992
                                                                                            -------     -------     -------
Federal statutory income tax ..........................................................    $101,525     $85,190     $81,505
State and local income taxes, net of federal benefit...................................      12,249      10,913      10,518
Statutory rate applied to nondeductible amortization
  of the excess of cost over net assets acquired.......................................       7,650       6,914       6,418
Change in deferred tax asset valuation allowance.......................................                  (6,695)
Other items, net.......................................................................      (2,254)     (1,010)     (4,811)
                                                                                            -------     -------     -------
     Total.............................................................................    $119,170     $95,312     $93,630
                                                                                           ========     =======     =======

     The deferred tax asset and liability at the fiscal year end is comprised of the following components (in thousands):

                                                                                  1994        1993         1992
                                                                                --------    --------     --------
Deferred Tax Assets
Postretirement benefits other than pensions (including amounts
  relating to partnerships in which the company participates)...............   $  84,833   $  87,199   $   82,971
Compensation and benefit accruals...........................................      17,130      11,238       19,182
Accrued interest............................................................       5,135       3,439        8,563
Other nondeductible accruals................................................      28,127      33,900       10,027
                                                                                 -------     -------      -------
  Gross deferred tax assets.................................................   $ 135,225   $ 135,776   $  120,743
                                                                                 =======     =======      =======

Deferred Tax Liability
Depreciation and Amortization...............................................   $ 173,500   $ 147,115   $  132,413
Equity in partnerships and investees........................................      46,715      49,141       37,516
Deferred intercompany transactions..........................................      16,343      17,054       16,617
Research and experimental expenditures......................................       9,379       6,145        4,468
Other.......................................................................       5,412      29,890       13,110
                                                                                 -------     -------      -------
  Gross deferred tax liability..............................................   $ 251,349   $ 249,345    $ 204,124
                                                                                 -------     -------      -------
  Net deferred tax liability................................................   $ 116,124   $ 113,569    $  83,381
                                                                                 =======     =======      =======

     The components of deferred taxes included in the Consolidated Balance Sheet are as follows (in thousands):

                                         1994          1993          1992
                                       --------      --------      --------
Current asset.......................    $22,487       $22,410        30,818
Non-current liability...............   (138,611)     (135,979)     (114,199)
                                       --------      --------      --------
Net deferred tax liability..........  $(116,124)    $(113,569)    $ (83,381)
                                       ========      ========      ========


Note  C - Debt
Debt consisted of the following (in thousands):
                                                                                       Dec. 25     Dec. 26    Dec. 27
                                                                                         1994       1993       1992
                                                                                       -------     -------    -------
Commercial paper due at various dates through Jan. 20, 1995
   at an effective interest rate of 6.13% as of Dec. 25, 1994.
   Amounts are net of unamortized discounts of $136 in 1994,
   $15 in 1993 and $74 in 1992 (a)............................................       $   54,764 $   53,985  $  62,326
Debentures due on April 15, 2009, bearing interest at 9 7/8%, net of unamortized discount of $2,363 in 1994, $2,528 in 1993,
   and $2,693 in 1992.........................................................          197,637    197,472    197,307
Notes payable on April 15, 1996, bearing interest at 8%,
   retired in April 1993, net of unamortized discount of $338
   in 1992....................................................................                                 99,662
Notes payable on Jan. 15, 1994, bearing interest at 9.05%,
   retired in January 1994, net of unamortized discount
   of $1 in 1993 and $35 in 1992..............................................                      39,999     39,965
Notes payable, bearing interest at 8 1/2%, subject to
   mandatory pro rata amortization of 25% annually commencing Sept. 1, 1998 through maturity on Sept. 1, 2001, net of unamortized discount of $897
   in 1994, $1,069 in 1993, $1,240 in 1992....................................          159,103    158,931    158,760
Other indebtedness............................................................                         688      2,225
                                                                                        -------    -------    -------
                                                                                        411,504    451,075    560,245
Less amounts payable in one year (b)..........................................                      40,687     64,304
                                                                                        -------    -------    -------
     Total long-term debt.....................................................        $ 411,504 $  410,388 $  495,941
                                                                                        =======    =======    =======

(a)  Commercial paper is backed by $500.0 million of revolving credit agreements, which require no principal payment until maturity on April 9, 1998.
(b)  The revolving credit and term loan agreements backing commercial paper is "long-term" in that no principal repayments are required during the next 12 months.  As such, approximately $54.8 million of commercial paper is classified as "noncurrent" since the company intends to maintain total outstanding commercial paper of at least this amount during the next 12 months.

   Interest payments during 1994, 1993 and 1992 were $40.2 million, $41.2 million and $52.7 million, respectively.


     The following table presents the approximate annual maturities of long-term debt for the five years after 1994 (in thousands):


1995                                   $        -
1996                                            -
1997                                            -
1998                                       94,540
1999                                       39,776
2000 and thereafter                       277,188
                                          -------
                                       $  411,504
                                          =======

The carrying amounts and fair values of debt as of Dec. 25, 1994, are as follows (in thousands):


                                         Carrying     Fair
                                          Amount      Value
                                          -------    -------
Commercial paper                       $   54,764 $   54,764
9 7/8 % Debentures                        197,637    219,160
8 1/2 % Notes payable                     159,103    160,848
                                          -------    -------
     Total                             $  411,504 $  434,772
                                          =======    =======

                                  -90-

Note D -  Unconsolidated Companies and Joint Ventures


Summary financial information for the company's unconsolidated companies and joint ventures that are accounted for by the equity method is as follows (in thousands):

                                                                     1994          1993          1992
                                                                   ---------     ---------     ---------
Current assets.................................................  $   206,128   $   202,397   $   191,966
Property, plant and equipment and other assets.................    1,619,548     1,647,083     1,656,851
Current liabilities............................................      199,975       180,891       148,060
Long-term debt and other noncurrent liabilities................      905,039       961,488     1,016,957
Net sales......................................................      682,175       656,311       638,328
Gross profit...................................................      147,842       118,050       185,554
Net loss.......................................................      (15,705)      (22,096)      (29,909)
Company's share of:
    Net assets.................................................      293,205       289,986       277,193
    Net income.................................................  $     7,412   $     7,254   $     3,940



     At the end of the third quarter 1994, the company purchased the remaining shares of Article Express International (AEI). As a wholly owned subsidiary, AEI's 1994 financial information is reported in the consolidated financial statements and is excluded from above except for the company's share of AEI's net income prior to acquisition.
     In 1989, the Detroit Free Press and The Detroit News began operating under a joint operating agreement as the Detroit Newspaper Agency (DNA). Balance sheet amounts for the DNA at Dec. 25, 1994, Dec. 26, 1993, and Dec. 27, 1992, are included above and the net assets contributed to the DNA are included in "Equity in unconsolidated companies and joint ventures" in the Consolidated Balance Sheet.

Note E
Capital Stock

     In 1991, shareholders authorized 20.0 million shares of preferred stock for future issuance. Common stock authorized for issuance is 250.0 million shares at par value $.02-1/12 per share.
     The Employees Stock Purchase Plan provides for the sale of common stock to employees of the company and its subsidiaries at a price equal to 85% of the market value at the end of each purchase period. Participants under the plan received 310,123 shares in 1994, 278,251 shares in 1993 and 240,022 shares in 1992. The purchase price of shares issued in 1994 under this plan ranged between $41.23 and $48.72, and the market value on the purchase dates of such shares ranged from $48.50 to $57.31.
     The Employee Stock Option Plan provides for the issuance of nonqualified stock options and incentive stock options. Options are issued at prices not less than market value at date of grant and until 1994 were exercisable at issue date. Options granted in 1994 are exercisable in three equal installments vesting over a three-year period from the date of grant. There is no expiration date for the granting of options, but options must expire no later than 10 years from the date of grant. The option plan provides for the discretionary grant of stock appreciation rights (SARs) in tandem with previously granted options, which allow a holder to receive in cash, stock or combinations thereof the difference between the exercise price and the fair market value of the stock at date of exercise. The value of stock appreciation rights is charged to compensation expense. When options and stock appreciation rights are granted in tandem, the exercise of one cancels the exercise right of the other.
     Proceeds from the issuance of shares under these plans are included in shareholders' equity and do not affect income.
                             -92-

Transactions under the Employee Stock Option Plan are summarized as follows:



                                                               Number        Average
                                                                 of           Price
                                                               Shares       Per Share
                                                              ---------     ---------
Outstanding
    Dec. 29, 1991.........................................    3,933,529       $44.61
        Exercised.........................................   (1,155,062)       42.74
        Canceled..........................................      (11,800)       48.49
        Granted...........................................      714,295        58.60
                                                              ---------
Outstanding
    Dec. 27, 1992.........................................    3,480,962        48.09
        Exercised.........................................     (353,564)       39.47
        Canceled..........................................         (900)       58.63
        Granted...........................................      739,925        58.88
                                                              ---------
Outstanding
    Dec. 26, 1993.........................................    3,866,423        50.94
        Exercised.........................................     (257,411)       39.10
        Canceled..........................................       (6,100)       55.57
        Granted...........................................      720,450        49.24
                                                              ---------
Outstanding
    Dec. 25, 1994.........................................    4,323,362       $51.36
                                                              =========

     The exercise price of the shares issued upon exercise of stock options in 1994 ranged between $28.75 and $58.63.
     In 1993, shareholders voted in favor of a proposal amending the Employee Stock Option Plan to make an additional 3.5 million shares of the company's common stock available for options. In addition, shareholders voted in favor of an amendment to make 1.5 million shares of common stock available for purchase under the Employees Stock Purchase Plan.
     At Dec. 25, 1994, shares of the companys authorized but unissued common stock were reserved for issuance as follows:

                                    Shares
                                   ---------
Employee stock option plans        2,855,468
Employees stock purchase plan      1,430,966
                                   ---------
   Total                           4,286,434
                                   =========

     Since 1984, the company has purchased 23.7 million shares of its own stock for approximately $1.0 billion. See Treasury Stock Purchases in Item 5. Each holder of a common share has been granted a right, under certain conditions, to purchase from the company one common share at a price of $200, subject to adjustment. The rights provide that in the event the company is a surviving corporation in a merger, each holder of a right will be entitled to receive common shares having a value equal to two times the exercise price of the right. In the event the company engages in a merger or other business combination transaction in which the company is not the surviving corporation, the rights agreement provides that proper provision shall be made so that each holder of a right will be entitled to receive common stock of the acquiring company having a value equal to two times the exercise price of the right. The rights agreement also provides that in the event any person acquires 20% or more of the company's outstanding common stock (other than pursuant to an offer for all outstanding stock that the board determines is fair and in the best interests of the company and stockholders), each right (other than rights held by the person who has acquired such 20% or larger block) will entitle its holder to purchase common stock of the company having a value equal to twice the exercise price of the right. No rights certificates will be distributed until 10 days following a public announcement that a person or group has acquired beneficial ownership of 20% or more of the company's outstanding common stock, or 10 days following the commencement of a tender offer or exchange offer for 20% or more of the company's outstanding stock. Until such time, the rights are evidenced by the common share certificates of the company. The rights are not exercisable until distributed and will expire on July 10, 1996, unless earlier redeemed. The company has the option to redeem the rights in whole, but not in part, at a price of $.05 per right.

Note F
Retirement Plans
     The company and its subsidiaries have several company-administered noncontributory defined benefit plans covering most non-union employees. These plans provide benefits that are based on the employees' compensation during various times before retirement. The funding policy for these plans is to contribute annually an amount that is intended to provide the projected benefit earned during the year for the covered employees. The company also contributes to certain union-administered, company-administered and jointly administered negotiated plans covering union employees. The funding policy for these plans is to make annual contributions in accordance with applicable agreements.
     The company also sponsors certain defined contribution plans established pursuant to Section 401(k) of the Internal Revenue Code. Subject to certain dollar limits, employees may contribute a percentage of their salaries to these plans, and the company will match a portion of the employees' contributions.
                                -95-

     A summary of the components of net periodic pension cost for the defined benefit plans (both company-administered non-negotiated and single-employer negotiated plans) is presented here, along with the total amounts charged to pension expense for multi-employer union plans, defined contribution plans and other agreements (in thousands):

                                  1994          1993          1992
                                 -------      -------        -------

Defined benefit plans:
      Service cost.............  $23,699      $18,961        $18,162
      Interest cost............   48,559       45,961         42,638
      Actual return on
         plan assets...........   20,553      (78,805)       (43,699)
      Net amortization
         and deferral..........  (78,037)      25,632         (7,133)
                                  ------       ------         ------
            Net................   14,774       11,749          9,968
Multi-employer
   union plans.................   13,640       12,713         12,226
Defined contribution
   plans.......................   10,415        9,139          7,617
Other..........................    2,129        2,454          2,300
                                  ------       ------         ------
            Net periodic
               pension cost....  $40,958      $36,055        $32,111
                                  ======       ======         ======

Assumptions used each year in accounting for defined benefit plans were:

                                  1994          1993          1992
                                 ------       ---------     ---------
Discount rate as of
   year end....................    8.5 %       5.75-7.5%     7.5-8.5%
Expected long-term rate
   of return on assets
   assumed in determining
   pension expense.............  8.0-8.5       8.0-8.5         8.5
Rate of increase in
   compensation levels
   as of year end..............  3.5-4.5       3.5-4.5       4.0-7.0

                                    -97-

The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheet for the defined benefit plans
(in thousands):

                                              Dec. 25, 1994               Dec. 26, 1993               Dec. 27, 1992
                                        -------------------------   --------------------------  -------------------------
                                        Plans Whose   Plans Whose   Plans Whose   Plans Whose   Plans Whose   Plans Whose
                                        Assets Exceed Accumulated   Assets Exceed Accumulated   Assets Exceed Accumulated
                                        Accumulated   Benefits      Accumulated   Benefits      Accumulated   Benefits
                                        Benefits      Exceed Assets Benefits      Exceed Assets Benefits      Exceed Assets
                                        (19 plans)    (8 plans)     (17 plans)    (9 plans)     (21 plans)    (5 plans)
                                        ------------  ------------  ------------  ------------  ------------  ------------
Actuarial present value of
   benefit obligations:
      Vested benefit obligations........  ($459,237)    ($49,613)    ($485,172)    ($51,583)    ($378,523)     ($38,848)
                                          ==========    =========    ==========    =========    ==========     =========
      Accumulated benefit obligations...  ($468,205)    ($51,217)    ($495,682)    ($54,205)    ($386,238)     ($40,668)
                                          ==========    =========    ==========    =========    ==========     =========
Projected benefit obligation............  ($539,832)    ($58,989)    ($579,162)    ($64,329)    ($488,852)     ($44,709)
Plan assets at fair value...............    612,776       32,380       648,468       36,955       571,477        29,247
                                          ----------    ---------    ----------    ---------    ----------     ---------
Projected benefit obligation
   less than (in excess of) plan assets.     72,944      (26,609)       69,306      (27,374)       82,625       (15,462)
Unrecognized net (gain) loss............    (37,278)       1,220       (31,764)       5,464       (54,642)          826
Prior service cost not yet recognized
   in net periodic pension cost.........     28,408       13,685        30,305       13,054        36,561         6,383
Unrecognized net (asset)
   obligation at the date FAS 87
   was adopted, net of amortization.....    (29,122)       2,523       (33,511)       2,962       (38,600)        3,166
Adjustment required to recognize
   minimum liability....................                 (10,199)                   (11,357)                     (6,333)
                                          ----------    ---------    ----------    ---------    ----------     ---------
Net pension asset (liability) recognized
   in the Consolidated Balance Sheet....    $34,952     ($19,380)      $34,336     ($17,251)      $25,944      ($11,420)
                                          ==========    =========    ==========    =========    ==========     =========
                                -98-

     Of the eight plans whose Accumulated Benefits exceed assets, four are nonqualified pension plans. These unfunded plans have total Accumulated Benefits of $13.6 million.
     Net pension assets are included in "Other" noncurrent assets and net pension liabilities are included in "Employment benefits and other noncurrent liabilities." Substantially all of the assets of the company-administered plans are invested in listed stocks and bonds.

Note G
Segment Information
     The company is a diversified information and communications company with two principal business segments: Newspapers and Business Information Services. Financial data regarding the company's business segments are presented in Items 1 & 2 in the supplemental information.
     Operating revenue by industry segment includes sales to unaffiliated customers, as reported in the company's consolidated income statement.
     Operating income is operating revenue less operating expenses, including depreciation expense and amortization of intangibles. General corporate expenses are not allocated to the Newspaper or Business Information Services divisions. Equity in earnings of unconsolidated companies and joint ventures, minority interests in earnings of consolidated subsidiaries, interest income, net interest expense, other non-operating income and expense items, as well as income taxes, have not been included in the amounts reflected as operating income by segment.
     Identifiable assets by segment are all assets employed in the individual operations of each business segment and excess of cost over net assets acquired associated with acquisitions in each segment. General corporate assets include cash and equivalents, other investments, net assets of unconsolidated companies and joint ventures (other than the Detroit Newspaper Agency, which is included in Newspaper Division assets), and property, plant and equipment used primarily for corporate purposes. Investments in unconsolidated companies and joint ventures are discussed in Notes A and D.

Note H
Acquisitions
     In January 1994, the company (through its wholly owned subsidiary Knight-Ridder Business Information Services, Inc.) acquired all of the assets of Technimetrics. Technimetrics is a leading publisher of investor relation information and business executive and institutional investor holdings information.

     In April 1994, Knight-Ridder Financial purchased Real Time Information GmbH, a provider of real-time financial news and pricing.
     During July 1994, the company purchased all the assets of Gulf Shipper, a publisher of ship schedules.
     At the end of the 1994 third quarter, Knight-Ridder Information, Inc.,
(KRII) purchased the remaining stock of Article Express International (AEI). KRII previously held a minority interest in AEI, which is a leading document delivery supplier.
     The acquisitions were accounted for as purchases and, accordingly, the accompanying financial statements include the results of their operations from the acquisition dates. The cost of acquisitions is included in the caption "Other items, net" in the "Cash Required For Investing Activities" section of the Consolidated Statement of Cash Flows. The effect on operations and pro forma results of operations was not material.

Note I
Postretirement Benefits Other Than Pensions
     The company and its subsidiaries have defined postretirement benefit plans that provide medical and life insurance for retirees and eligible dependents. Effective with the beginning of fiscal year 1992, the company implemented, on the immediate recognition basis, Statement of Financial Accounting Standards (FAS) 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This statement requires that the cost of these benefits, which are primarily for health care and life insurance, be recognized in the financial statements throughout the employees' active working careers. The company's previous practice was to expense these costs on a cash basis, principally after retirement.
     The cumulative effect of adopting FAS 106 on the immediate recognition basis, as of the beginning of 1992, was to reduce net income by $131.0 million (net of income taxes of $80.3 million), or $2.37 per share. This charge includes a previously unrecognized accumulated postretirement benefit obligation of $211.3 million, including $47.2 million related to the company's share of the Detroit Newspaper Agency (DNA). This obligation was based on plans in place at the beginning of 1992. The 1992 after-tax impact of FAS 106 (excluding the cumulative effect of adoption) was to reduce earnings by $4.0 million, or $.07 per share.

 The company valued the accumulated postretirement benefit obligation using the following assumptions:


                                                                   1994     1993     1992
                                                                  ------   ------   -----
Discount rate at the end of the year...........................     8.5%     7.5%     8.5%
Return on plan assets..........................................     8.5      8.5      8.5
Annual rate of increase in salaries............................     4.5      4.5      5.0
Medical trend rate:
    Projected..................................................    11.0     12.0     14.0
    Reducing to this percentage in 2001 & thereafter...........     5.5      5.5      6.5



     In 1992, the company announced several changes to its retiree non-union benefit plans that established a maximum annual dollar cap for medical premiums the company would pay and eliminated coverage for future retirees after the age of 65. During 1993 and 1994, many of the company's unions adopted similar changes to their retiree benefit plans. These plan amendments resulted in an unrecognized reduction in prior service cost, which is being amortized over future years. Most current retirees will keep their current plans. 1993 and 1994 reflect full-year amortization for the reduction in prior service cost.
     The following tables present the funded status of the company's benefit plans (excluding liabilities of the DNA that are reported in the Consolidated Balance Sheet under the investment caption "Equity in unconsolidated companies and joint ventures") and the components of 1994, 1993 and 1992 periodic expense (in thousands):

                                              1994                            1993                           1992
                                    -------------------------    ------------------------------   --------------------------
                                                       Life                             Life                         Life
                                                    Insurance                         Insurance                    Insurance
                                     Medical        and Other      Medical            and Other   Medical          and Other
                                      Plans           Plans         Plans               Plans      Plans             Plans
                                    --------        ---------    ---------            ---------   --------         ---------
Accumulated postretirement
   benefit obligation:
      Retirees..................   $  64,244        $  11,194      $  71,550         $  13,619   $ 54,504         $  13,375
      Fully eligible active
         plan participants......      11,673            4,467         12,375             5,267     22,293             3,030
      Other active plan
         participants...........      13,554           15,454         19,667            17,679     26,411            18,558
                                     -------          -------        -------           -------    -------           -------
      Total.....................      89,471           31,115        103,592            36,565    103,208            34,963
Fair value of assets............         -                -             -                 -          -                  -
                                     -------          -------        -------           -------    -------           -------
Accumulated benefit
   obligation in excess
   of plan assets...............      89,471           31,115        103,592            36,565    103,208            34,963
Unrecognized net
   reduction (increase) in prior
   service costs................      35,752             (222)         34,331              (169)    34,592              -
Unrecognized net
   gain (loss)..................       1,628            8,938          (2,900)            2,912        -                -
                                     -------          -------         -------           -------    -------           -------
Accrued liability recognized
   in the balance sheet.........   $ 126,851        $  39,831       $ 135,023         $  39,308   $137,800          $ 34,963
                                     =======          =======         =======           =======    =======           =======
Net periodic postretirement
   benefit cost includes
   the following components:
      Service cost..............             $ 3,081                         $  3,911                      $ 4,647
      Interest cost.............              11,203                           13,184                       13,434
      Amortization..............              (4,810)                          (3,558)                      (1,947)
                                              ------                           ------                       ------
      Net periodic
         postretirement
         benefit cost...........             $ 9,474                         $ 13,537                      $16,134
                                              ======                           ======                       ======

Impact of one percent increase
   in medical trend rate:
   Aggregate impact on 1994
     service cost and
     interest cost..............             $ 1,116
                                              ======
   Increase in Dec. 25, 1994,
     accumulated postretirement
     benefit obligation.........             $ 6,914
                                              ======



Note J
Commitments and Contingencies

At Dec. 25, 1994, the company had lease commitments currently estimated to aggregate approximately $106.1 million that expire from 1995 through 2051 as follows (in thousands):


1995                   $ 22,560
1996                     18,117
1997                     15,375
1998                     12,194
1999                     10,600
2000 and thereafter      27,254
                        -------
       Total           $106,100
                        =======

     Payments under the lease contracts were $27.0 million in 1994, $25.4 million in 1993 and $25.2 million in 1992.
     Various libel actions, environmental and other legal proceedings that have arisen in the ordinary course of business are pending against the company and its subsidiaries.

     In 1990, a verdict was rendered against the company's subsidiary, Philadelphia Newspapers, Inc. (PNI), publisher of The Philadelphia Inquirer and Philadelphia Daily News, in a libel action entitled Sprague v. Philadelphia Newspapers, Inc., for $2.5 million in compensatory damages and $31.5 million in punitive damages. Following entry of the judgment on Sept. 15, 1992, PNI appealed the judgment to the Pennsylvania Superior Court. The Superior Court has affirmed the $2.5 million in compensatory damages and vacated the $31.5 million award of punitive damages. The court remanded the case to the trial court, which will either hold a new trial solely on the issue of punitive damages or reduce the punitive damages judgment to $21.5 million. PNI believes that substantial grounds exist for a decision by an appellate court to grant a new trial on all issues.
     In the opinion of management, the ultimate liability to the company and its subsidiaries as a result of this and other legal proceedings will not be material.

Management's Responsibility for Financial Statements
Shareholders:
     The consolidated financial statements and other financial information were prepared by management in conformity with generally accepted accounting principles applied on a consistent basis throughout the periods. The manner of presentation, the selection of accounting policies and the integrity of the financial information are the responsibility of management. Some of the amounts included in the financial statements are estimates based on management's best judgment of current conditions and circumstances.
     To fulfill its responsibilities, management has developed and continues to maintain a system of internal accounting controls. We believe the controls in use are adequate to provide reasonable assurance that assets are safeguarded from loss or unauthorized use, and that the financial records are reliable for preparing the financial statements and maintaining accountability for assets. These systems are augmented by written policies, organizational structures providing for division of responsibilities, qualified financial officers at each operating unit, careful selection and training of financial personnel and a program of internal audits. There are, however, inherent limitations in any control system, in that the cost of maintaining a control system should not exceed the benefits to be derived.
     The Audit Committee of the Board of Directors is composed of outside directors and meets periodically with management, internal auditors and independent auditors, both separately and together, to review and discuss the auditors' findings and other financial and accounting matters. Both the independent and internal auditors have free access to the committee.

     The consolidated financial statements have been audited by the company's independent auditors and their report is presented below. The independent auditors are elected each year at the annual shareholders meeting based on a recommendation by the Audit Committee and the Board of Directors.

James K. Batten
-----------------
James K. Batten
Chairman and
Chief Executive Officer

Ross Jones
----------------
Ross Jones
Senior Vice President/Finance
and Chief Financial Officer

Report of Independent Certified Public Accountants
Shareholders
Knight-Ridder, Inc.

     We have audited the accompanying consolidated balance sheet of Knight-Ridder, Inc., and subsidiaries as of Dec. 25, 1994, Dec. 26, 1993, and Dec. 27, 1992, and the related consolidated statements of income, cash flows and shareholders' equity for the years then ended. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knight-Ridder, Inc., and subsidiaries at Dec. 25, 1994, Dec. 26, 1993, and

Dec. 27, 1992, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in Notes B and I to the financial statements, in 1992 the company changed its method of accounting for income taxes and postretirement benefits other than pensions.

Ernst & Young LLP


Miami, Florida
January 31, 1995


ITEM 9.     Changes in and Disagreements with Accountants on Accounting and
            ---------------------------------------------------------------
            Financial Disclosure.
            ---------------------

            Not Applicable


PART III

Item 10. Directors and Executive Officers of the Registrant
      --------------------------------------------------
      1995 Proxy Statement page 2, "Election of Directors"; page 3, "Nominees for Election as Directors for Terms Ending 1998"; page 3, "Nominees for Election as Directors for Terms Ending 1996"; page 15, "Certain Relationships and Reports of Certain Stock Transactions"; page 7, "Compensation Committee Interlocks and Insider Participation."

Knight-Ridder Executive Committee

     James K. Batten, 59, chairman since 1989 and chief executive officer since 1988. Served as president 1982 to 1989; senior vice president 1980 to 1982; vice president/news 1975 to 1980; Charlotte Observer executive editor 1972 to 1975. Advanced Management Program, Harvard Business School, 1981; M.P.A., public affairs, Princeton University, 1962; B.S., chemistry/biology, Davidson College, 1957.

     Alvah H. Chapman Jr., 73, chairman of the Executive Committee since 1984. Served as chairman of the board 1982 to 1989; chief executive officer 1976 to 1988; president 1973 to 1982; executive vice president 1967 to 1973; vice president 1966 to 1967; Miami Herald general manager 1962 to 1969. B.S., business administration, The Citadel, 1942.

     Mary Jean Connors, 42, vice president/human resources since 1989. Served as Philadelphia Newspapers, Inc., vice president/human resources 1988 to 1989; assistant to the senior vice president/news for Knight-Ridder 1988; The Miami Herald assistant managing editor/personnel 1985 to 1988; held various editing positions at The Miami Herald 1980 to 1985. B.A., English, Miami University in Oxford, Ohio, 1973.

     John C. Fontaine, 63, executive vice president since 1994; senior vice president 1987 to 1993; general counsel 1980 to 1993. Formerly a partner with Hughes Hubbard & Reed. LL.B., Harvard Law School, 1956; B.A., political science, University of Michigan, 1953.

     Ross Jones, 52, senior vice president and chief financial officer since 1993. Served as vice president/finance in 1993; vice president and treasurer of Reader's Digest Association, Inc., 1985 to 1993 and in other positions there 1977 to 1985. Served as manager at Brown Brothers Harriman & Co. 1970 to 1977. M.B.A., finance, Columbia University Business School, 1970; B.A., classics, Brown University, 1965.

     Bernard H. Ridder Jr., 78, former chairman of the board 1979 to 1982; former chairman of the Executive Committee 1976 to 1984; former vice chairman of the board 1974 to 1979. Served as president and chief executive officer of Ridder Publications, Inc., 1969 to 1974. B.A., history, Princeton University, 1938.
                                    -107-

     P. Anthony Ridder, 54, president since 1989; president of the Newspaper Division since 1986; chairman of the Operating Committee since 1985. Served as publisher of the San Jose Mercury News 1977 to 1986; general manager 1975 to 1977; business manager 1969 to 1975. B.A., economics, University of Michigan, 1962.

     Patrick J. Tierney, 49, chief executive officer and president of Knight-Ridder Information, Inc., since 1991. Served as vice president and general manager of the information services division of TRW, Inc. M.B.A., University of Colorado, 1970; B.S., business, University of Colorado, 1967.

Other Officers

     Marty Claus, 46, vice president/news since 1993. Served as Detroit Free Press managing editor/business and features from 1987 to 1992; held various editing positions at the Free Press 1977 to 1987. Held various writing and editing positions at the San Bernardino (Calif.) Sun-Telegram 1970 to 1977. B.A., journalism, Michigan State University Honors College, 1970.

     Gary R. Effren, 38, vice president/controller since February 1995. Served as assistant vice president/ assistant treasurer 1993 to 1995; assistant to the vice president/finance and treasurer 1989 to 1993; director of corporate accounting 1986 to 1989; business manager of Viewdata Corp. of America 1984 to 1986; manager of financial reporting 1983 to 1984. M.B.A., University of Miami, 1989; B.S., accounting, Rider College, 1978; CPA.
                                    -108-

     Virginia Dodge Fielder, 46, vice president/research since 1989. Served as vice president/news and circulation research 1986 to 1989. Served as director/news and circulation research 1981 to 1985; editorial research manager, Chicago Sun-Times 1979 to 1981; held various positions at Lexington Herald-Leader 1976 to 1979. Ph.D., mass communications, Indiana University, 1976; M.A., journalism, Indiana University, 1974; B.A., psychology, Transylvania University, 1970.

     Douglas C. Harris, 55, vice president and secretary since 1986. Served as vice president/personnel 1977 to 1985; director/personnel 1972 to 1977. Formerly with Peat, Marwick, Mitchell and Co. as director of college and special recruiting. Advanced Management Program, Harvard Business School, 1987; Ed.D., counseling and guidance, Indiana University, 1968; M.S., student personnel, Indiana University, 1964; B.S., business administration, Murray State University, 1961.

     Clark Hoyt, 52, vice president/news since 1993. Served as chief of the Knight-Ridder Washington Bureau 1987 to 1993; news editor 1985 to 1987; managing editor, The Wichita Eagle 1981 to 1985; various editing positions, Detroit Free Press 1977 to 1981; various reporting positions, the Detroit Free Press and Washington Bureau. B.A., English literature, Columbia College, 1964.

     Robert D. Ingle, 55, vice president/new media since January 1995. Served as president and executive editor of the San Jose Mercury News since 1981; managing editor, The Miami Herald 1977 to 1981; various editing positions, The Miami Herald 1962 to 1977. B.A., journalism and political science, University of Iowa, 1962.

     Polk Laffoon IV, 49, vice president/corporate relations since 1994. Served as assistant to the president 1992 to 1994; assistant circulation director/distribution, The Miami Herald, 1991 to 1992; executive assistant to the vice president/marketing 1989 to 1991; Living Today editor, 1987 to 1989. Served as director and vice president/investor relations, Taft Broadcasting Co., 1982 to 1987. M.B.A., marketing, Wharton School, 1970; B.A., English, Yale, 1967.

     Tally C. Liu, 44, vice president/finance and administration since December. Served as vice president/finance and controller 1993 to 1994; vice president and controller 1990 to 1993. Served as San Jose Mercury News vice president and chief financial officer 1987 to 1990; chief financial officer 1986 to 1987; controller 1983 to 1986; Boca Raton News controller 1980 to 1983; assistant controller 1978 to 1980. M.B.A., Florida Atlantic University, 1977; B.S., business administration, National Chen-Chi University, 1973; CPA.

     Larry D. Marbert, 41, vice president/technology since 1994. Served as Philadelphia Newspapers, Inc., senior vice president/operations 1991 to 1994; vice president/operations research and planning 1988 to 1991; vice president/production 1986 to 1988; Knight-Ridder director of production/Newspaper Division 1981 to 1986; various production positions, The Miami Herald 1977 to 1981. M.S., management science, Auburn University, 1977; B.S., University of North Carolina, business administration, 1976.

     Frank McComas, 49, vice president/operations since February 1995. Served as publisher, The (Columbia) State, 1988 to 1995; publisher, Bradenton Herald, 1980 to 1988; held various positions at The Miami Herald and The Charlotte Observer, 1970 to 1980. B.B.A. in business administration, Kent State University, 1968.

     Cristina Lagueruela Mendoza, 48, vice president/general counsel since 1993; vice president/associate general counsel 1992 to 1993; associate general counsel 1990 to 1992. Served as a partner in Murai, Wald, Biondo, Moreno & Mendoza, P.A., 1988 to 1990; associate 1984 to 1988. J.D., University of Miami Law School, 1982; M.A., political science, University of Miami, 1967; B.A., political science, Chatham College, 1966.

     Peter E. Pitz, 53, vice president/operations since 1994. Served as vice president/technology 1989 to 1994; San Jose Mercury News vice president/operations 1987 to 1989; Detroit Free Press director of operations 1983 to 1987; Denver Post operations manager 1974 to 1983. M.B.A., Denver University, 1979; B.S., business administration, Northern Illinois University, 1963.

     David K. Ray, 53, president of Business Information Services Division since 1983; Knight-Ridder vice president since 1980. Formerly a vice president, LIN Broadcasting Co. M.B.A., University of Chicago, 1965; B.A., liberal arts, Colgate University, 1963.

     Sharon Studer, 43, vice president/new ventures since October. Served as partner in KPMG Peat Marwick in London 1990 to 1994. Ph.D., social psychology and research, University of Minnesota, 1978; B.S., psychology, University of Minnesota, Morris, 1973.

     Homer E. Taylor, 52, vice president/supply since 1987. Formerly vice president/manufacturing and supply with Scripps Howard. B.S., business, West Virginia Institute of Technology, 1973; A.S., electrical engineering, West Virginia Institute of Technology, 1970.

     Jerome S. Tilis, 52, vice president/marketing since 1987. Served as president of the Detroit Free Press 1985 to 1989; senior vice president of Philadelphia Newspapers, Inc., 1980 to 1985; vice president of advertising sales and marketing 1979 to 1980; advertising director 1977 to 1979. Advanced Management Program, Harvard Business School, 1984; B.S., chemistry, Hunter College, 1964.

Knight-Ridder Board

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


     James K. Batten, 59, chairman and chief executive officer, a director since 1981; advanced Management Program, Harvard Business School, 1981; M.P.A., public affairs, Princeton University, 1962; B.S., chemistry/biology, Davidson College, 1957.

     P. Anthony Ridder, 54, president of Knight-Ridder and of the Newspaper Division, a director since 1987; B.A., economics, University of Michigan, 1962.

     Gonzalez F. Valdes-Fauli, 48, regional chief executive: Latin America of Barclays Bank PLC, a director since 1992; master's in international finance, Thunderbird Graduate School for International Management, 1970; B.S., economics, Spring Hill College, 1968.


     Joan Ridder Challinor, 67, a director since 1989; Ph.D., U.S. history, The American University in Washington, D.C., 1982; M.A., U.S. history/ancient history, The American University, 1974; B.A., history, The American University, 1971.

     Barbara Barnes Hauptfuhrer, 66, director of several public companies, a Knight-Ridder director since 1979; B.A., sociology and economics, Wellesley College, 1949.

     Eric Ridder, 76, publisher emeritus of The Journal of Commerce, a director since 1983; attended Harvard University.

     John L. Weinberg, 70, senior chairman of Goldman, Sachs & Co., a director since 1969; M.B.A., business administration, Harvard University, 1950; B.A., economics, Princeton University, 1948.

     Thomas L. Phillips, 70, retired chairman and chief executive officer of Raytheon Co., a director since 1983; M.S., electrical engineering, Virginia Polytechnic Institute, 1948; B.S., electrical engineering, Virgina Polytechnic, 1947.

     Alvah H. Chapman Jr., 73, chairman of the Executive Committee and former chairman of the board and chief executive officer, a director since 1962; B.S., business administration, The Citadel, 1942.

     Peter C. Goldmark Jr., 54, president of The Rockefeller Foundation, a director since 1990; B.A., government, Harvard College, 1962.

     Randall L. Tobias, 52, chairman and chief executive officer of Eli Lilly and Company, a director since March 1994; B.S., business, Indiana University, 1964.

     William S. Lee, 65, chairman emeritus of Duke Power, a director since 1990; B.S., civil engineering, Princeton University, 1951.

     Ben R. Morris, 72, former president of The State-Record Company, a director since 1986; B.S., textile engineering, North Carolina State University, 1948.

     Barbara Knight Toomey, 57, experienced in management consulting, data retrieval and storage, resort management and library science, a director since 1989; B.A., geography and zoology, Boston University, 1959.

     Jesse Hill Jr., 68, chairman and chief executive officer of Atlanta Life Insurance Co., a director since 1980; M.B.A., actuarial science, University of Michigan, 1949; B.S., mathematics and physics, Lincoln University, 1947.

     C. Peter McColough, 72, former chairman and CEO of Xerox Corp., a director since 1982; LL.B., law, Dalhousie University (Nova Scotia), 1947; M.B.A., Harvard University, 1949.

11.   Executive Compensation
      ----------------------
      1995 Proxy Statement, pages 7 and 8, "Compensation Committee Interlocks and Insider Participation"; pages 8 through 10, "Compensation Committee Report"; page 8, "Executive Compensation"; page 11, "Senior Executive Compensation"; page 12, "Stock Options Granted"; pages 12 and 13, "Stock Options Exercised"; page 13, "Pension Benefits"; page 14 "Performance of the Company's Stock"; and page 15, "Compensation of Directors"


12.   Security Ownership of Certain Beneficial Owners and Management
      --------------------------------------------------------------
      1995 Proxy Statement page 1, "Common Stock Outstanding and Principal Holders" and page 6, "Security Ownership of Management"

      See Note E in Item 8.

13.   Certain Relationships and Related Transactions
      ----------------------------------------------

      1995 Proxy Statement page 15, "Certain Relationships and
      Reports of Certain Stock Transactions"; page 7, "Compensation Committee Interlocks and Insider Participation"; page 1, "Common Stock Outstanding and Principal Holders"

      PART IV

14.   Exhibits, Financial Statement Schedules, and Reports on Form
      ------------------------------------------------------------
      8-K.
      ----
(a)

1. The following consolidated financial statements of Knight-Ridder, Inc. and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 25, 1994, are included in
    Item 8:

    Consolidated Balance Sheet - December 25, 1994, December 26, 1993 and December 27, 1992

    Consolidated Statement of Income - Years ended December 25, 1994, December 26, 1993 and December 27, 1992

    Consolidated Statement of Cash Flows - Years ended December 25, 1994, December 26, 1993 and December 27, 1992

    Consolidated Statement of Shareholders' Equity - Years ended December 25, 1994, December 26, 1993 and December 27, 1992

    Notes to consolidated financial statements - December 25, 1994


2. The following consolidated financial statement schedule of Knight-Ridder, Inc. and subsidiaries are included in Item 14(d):

    Schedule II - Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, or have been shown in the consolidated financial statements or notes thereto, and therefore have been omitted from this section.

3.  Exhibits Filed

No. 3 - Articles of Incorporation and Bylaws are incorporated by reference to the Company's 10K filed in March, 1981.

No. 4 - Indenture, dated as of April 6, 1989, is incorporated by reference to the Company's Registration Statement on Form S-3, effective April 7, 1989. (No. 33-28010)

No. 10 - Knight-Ridder Annual Incentive Plan description is incorporated herein on pages 126-134,

        - Amendment to the Employee Stock Option Plan is incorporated by reference to the Company's Form 10K filed electronically on March 23, 1994.

        - Director's Pension Plan dated January 1, 1994 is incorporated by reference to the Company's Form 10K filed electronically on March 23, 1994.

        - Executive Officer's Retirement Agreement dated July 19, 1993 is incorporated by reference to the Company's Form 10K filed electronically on March 23, 1994.

        - Executive Officer's Retirement Agreement dated December 19, 1991 is incorporated by reference to the Company's Form 10-K filed electronically on March 23, 1994.

        - Executive Officer's Consulting/Retirement Agreement dated September 20, 1989 is incorporated herein on pages 135-137.

No. 11 - Statement re Computation of Per Share Earnings is filed herein on pages 137-138.

No. 12 - Statement re  Computation of Earnings to Fixed Charges Ratio From
         Continuing Operations is filed herein on pages 139-140.

No. 21 - Subsidiaries of the registrant is filed herein on pages 141-143.

No. 23 - "Consent of Independent Certified Public Accountants" is filed herewith on page 144.

No. 24 - "Power of Attorneys" for all members of the Board of Directors, is filed herein on pages 145-160.

No. 27 -  "Finanical Data Schedule" is filed herein on pages 161-162.


(b)  Reports on Form 8-K
     None were filed during the fourth quarter of 1994.

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


                      KNIGHT-RIDDER, INC.



Dated March 24, 1995                     By P. Anthony Ridder
--------------------                        -------------------------------
                                            P. Anthony Ridder
                                            President and
                                            Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated March 24, 1995                        P. Anthony Ridder
----------------------                      -------------------------------
                                            P. Anthony Ridder
                                            President and
                                            Chief Executive Officer



Dated March 24, 1995                        Ross Jones
----------------------                      -------------------------------
                                            Ross Jones
                                            Chief Financial Officer and
                                            Senior Vice President/Finance

Dated March 24, 1995 																							Gary R. Effren
----------------------                      -------------------------------

                                            Gary R. Effren
                                            Vice President/Controller
                                           (Chief Accounting Officer)






                                           /s/ James K. Batten*
                                           --------------------------------
                                            James K. Batten
                                            Director



                                           /s/ Alvah H. Chapman, Jr.*
                                           --------------------------------
                                            Alvah H. Chapman, Jr.
                                            Director



                                           /s/ Joan Ridder Challinor *
                                            -------------------------------
                                            Joan Ridder Challinor
                                            Director



                                           /s/ Peter C. Goldmark, Jr.*
                                            -------------------------------
                                            Peter C. Goldmark, Jr.
                                            Director
                                  -119-

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



                                           /s/ C. Peter McColough*
                                            -------------------------------
                                            C. Peter McColough
                                            Director




                                           /s/ Ben R. Morris*
                                            -------------------------------
                                            Ben R. Morris
                                            Director



                                           /s/ Thomas L. Phillips*
                                            -------------------------------
                                            Thomas L. Phillips
                                            Director

                                           /s/ P. Anthony Ridder*
                                            -------------------------------
                                            P. Anthony Ridder
                                            Director



                                           /s/ Eric Ridder*
                                            -------------------------------
                                            Eric Ridder
                                            Director



                                           /s/ Randall L. Tobias*
                                            -------------------------------
                                            Randall L. Tobias
                                            Director







                                           /s/ Barbara Knight Toomey *
                                            -------------------------------
                                            Barbara Knight Toomey
                                            Director

                                           /s/ Gonzalo F. Valdes-Fauli*
                                            -------------------------------
                                            Gonzalo F. Valdes-Fauli
                                            Director



                                           /s/John L. Weinberg*
                                            -------------------------------
                                            John L. Weinberg
                                            Director



Dated March 24, 1995                       *By Ross Jones
----------------------                         ----------------------------
                                               Ross Jones
                                               Attorney-in-fact

                                ANNUAL REPORT ON FORM 10-K


                               ITEM 14 (a) (2), (c) and (d)


                                     SUPPLEMENTARY DATA


                                      CERTAIN EXHIBITS


                                YEAR ENDED DECEMBER 25, 1994


                                    KNIGHT-RIDDER, INC.
                                     AND SUBSIDIARIES


                                       MIAMI, FLORIDA



                                                                       SCHEDULE  II
                                                                       ------------
VALUATION  AND  QUALIFYING  ACCOUNTS
KNIGHT-RIDDER,  INC.  AND  SUBSIDIARIES
(IN  THOUSANDS  OF  DOLLARS)

COLUMN  A                            COLUMN  B            COLUMN  C          COLUMN  D      COLUMN  E
---------                            ---------            ---------          ---------      ---------
                                                          ADDITIONS
                                                    ----------------------
                                     BALANCE AT      CHARGED       CHARGED
                                      BEGINNING      TO COSTS        TO                     BALANCE
                                         OF            AND          OTHER                   AT  END
DESCRIPTION                            PERIOD        EXPENSES     ACCOUNTS    DEDUCTIONS    OF  PERIOD
------------                         ----------      ---------    ---------   ----------    ----------

YEAR  ENDED  DECEMBER  25,  1994:

  RESERVES  AND  ALLOWANCES
    DEDUCTED  FROM  ASSET  ACCOUNT:
         ACCOUNTS  RECEIVABLE
               ALLOWANCES             $ 14,554        $17,818                 $ 18,644(1)     $ 13,728
        VALUATION ALLOWANCE FOR
               DEFERRED TAXES            3,985            -                         -            3,985
                                      --------        -------    ---------      --------     ---------
                                      $ 18,539        $17,818                 $  18,644       $ 17,713


YEAR  ENDED  DECEMBER  26,  1993:

  RESERVES  AND  ALLOWANCES
    DEDUCTED  FROM  ASSET  ACCOUNT:
         ACCOUNTS  RECEIVABLE
               ALLOWANCES             $ 14,450        $18,519                 $  18,415(1)    $ 14,554
        VALUATION ALLOWANCE FOR
               DEFERRED TAXES           10,980            -                       6,995(2)       3,985
                                      --------        -------    ---------      --------     ---------
                                      $ 25,430        $18,519                 $  25,410       $ 18,539


YEAR  ENDED  DECEMBER  27,  1992:

  RESERVES  AND  ALLOWANCES
    DEDUCTED  FROM  ASSET  ACCOUNT:
         ACCOUNTS  RECEIVABLE
               ALLOWANCES             $ 12,305        $22,093                 $  19,948(1)    $ 14,450
        VALUATION ALLOWANCE FOR
               DEFERRED TAXES              -           10,980                         -         10,980
                                      --------        -------    ---------      --------     ---------
                                      $ 12,305        $33,073                 $  19,948       $ 25,430



(1) Represents  uncollectible  accounts  written-off,  net  of  recoveries.
(2) Represents net reduction in valuation allowance which is determined to be no longer required.

                                                                EXHIBIT 10
                                                                ----------
                                                       GENERAL DESCRIPTION


KNIGHT-RIDDER, INC.
ANNUAL INCENTIVE PLAN (DESCRIPTION)


INTRODUCTION

The Knight-Ridder Annual Incentive Plan (the "Plan") is intended to motivate and reward corporate executives and top management at individual operating units who contribute significantly to Knight-Ridder's success. Specific Plan objectives include:

- Focus participants on achieving key annual objectives

- Link rewards to results relative to goals at the corporate, business unit and individual levels
                          -126-

- Provide participants the opportunity to earn competitive compensation commensurate with performance

The Plan provides participants the opportunity to earn cash awards each year based on their individual performance and the performance of the corporation and/or the business unit in which they work. Awards are earned on a calendar year basis (the "Plan Year") and are paid in cash following the end of the Plan Year.

The first year in which the Plan will be in effect will be 1994. This plan replaces the Knight-Ridder, Inc. Executive MBO Program, which was introduced in 1977 and revised in 1989.

PLAN ADMINISTRATION

The Plan will be administered by the Compensation Committee of the Knight-Ridder, Inc. Board of Directors (the "Committee"). The Committee has the authority to interpret the provisions of the Plan and to make any rules and regulations necessary to administer the Plan. The Committee's decision is final in all matters of judgment pertaining to the Plan, and the Committee may, without notice, amend, suspend or revoke the Plan.

ELIGIBILITY

Employees in the following categories are eligible to participate in the
Plan: corporate officers and certain director-level corporate employees; newspaper publishers and other business unit operating heads who report directly to corporate officers top editors, general managers and all division directors; and selected other positions that can have significant impact on results. Participants will be approved each year by the Committee.

PLAN OVERVIEW

Bonus Amounts Payable for Meeting Goals

Each plan participant will have a potential bonus award which is payable for meeting goals. The size of this potential award varies by salary range. The bonus potential for each salary range is stated as a percentage of the salary earned during the year. Therefore, the dollar amount of an individual's opportunity is computed by multiplying the applicable percentage by the salary. The potential bonus payable for meeting goals for each salary range is as follows:

            Salary Range             Potential Award
            -------------            ----------------

            $250,000 and above       50.0%
            $150,000 to $249,999     45.0%
            $100,000 to $149,999     40.0%
            $50,000 to $99,999       32.5%
            Up to $49,999            25.0%

Types of Performance Measures and Their Weightings

Each participant's bonus will be determined based on performance on two types of measures: how well the individual performed relative to his or her goals for the year ("Personal Performance"); and how well the business unit in which the individual works performed relative to financial goals for the year ("Financial Performance").

The potential award for meeting goals will be divided between the two types of measures in the following way: 35% of each participant's potential award for meeting goals will be based on Personal Performance, and 65% will be based on Financial Performance, as shown in the following table:

                                              Potential Award
                                    ---------------------------------
            Salary Range             Total      Personal    Financial
            ------------            ------      --------    ---------
            $250,000 and above       50.0%       17.5%        32.5%
            $150,000 to $249,999     45.0%       15.75%       29.25%
            $100,000 to $149,999     40.0%       14.00%       26.00%
             $50,000 to $99,999      32.5%       11.375%      21.125%
            Up to $49,999            25.0%        8.75%       16.25%

As a general rule, the Financial Performance measurement will be based on the organizational level at which the individual is employed: corporate performance for those at the corporate level; divisional performance for those in divisional positions; and business unit level for those in a newspaper or other business unit. However, at the discretion of the Committee, the Financial Performance measurement for selected individuals may consist of a specified mix of two or more bases (for example, part on corporate performance and part on divisional performance).

PERFORMANCE MEASUREMENT

Financial Performance Measures

Financial performance will be evaluated relative to budgeted goals set at the beginning of the Plan Year. In most cases the financial performance measure
will be operating profit.   However, the plan provides the flexibility to
include additional measures of financial success, such as revenue, where Knight-Ridder management and the Committee conclude this is appropriate. The financial performance measures and the goals for the year will be communicated to participants by the early part of each year.

Personal Performance Measures

Personal performance will be evaluated relative to individual goals established at the beginning of the Plan Year and agreed upon by the participant and the participant's manager. It is expected that individual goals will be set to be challenging.

Goals ideally should not number more than six to eight. Each goal should be well-defined in terms of what is to be accomplished and how results will be assessed. Each goal will be given a weight, based on its relative importance, with the combined weightings equaling 100.

At the end of the year, each participant's manager will evaluate performance on each goal relative to the objectives, determine the degree to which the goal was achieved and assign it a number of points. For example, if a goal was weighted 10 points and half of it was achieved, it would receive five points. The points received on all goals will be added to determine the total rating, up to a maximum of 100 points.

DETERMINING AND PAYING AWARDS

Each participant's award will be determined by adding together the award earned based on Financial Performance and the award earned based on Personal Performance. An award may be paid for one type of measure even if no award was earned for the other type of measure. The only constraint is that a corporate performance threshold must be achieved for any award to be payable. Normally this threshold requirement will be that corporate operating income, as reported in the Annual Report, must equal at least 80% of prior year operating income, although the Committee reserves the right to adjust the threshold.

For Personal Performance, the award is determined by multiplying the percentage of the total possible 100 Personal Performance points that were earned by the individual's potential award for fully achieving all personal goals.

For Financial Performance, the award is determined by actual results compared to budgeted results. Awards can vary from zero all the way up to 150% of the amount payable for meeting budget, using the following schedule:

If actual results are equal to budget, 100% of the Financial Performance award will be paid.

If actual results are at or below 90% of budgeted results, no award will be paid for Financial Performance.

If actual results are above 90% of budget, but below 100% of budget, then the award will be less than the amount payable for meeting budget, with each 1% shortfall in performance versus budget resulting in a 10% reduction of the amount payable for meeting budget, as follows:

                                Actual                  Award
                              vs. Budget              Percentage
                              ----------              ----------
                                  100%                   100%
                                  99%                     90%
                                  98%                     80%
                                  97%                     70%
                                  96%                     60%
                                  95%                     50%
                                  94%                     40%
                                  93%                     30%
                                  92%                     20%
                                  91%                     10%
                                  90%                      0%

If actual results are above 100% of budget, then the award will be greater than the amount payable for meeting budget. Each 1% improvement in performance versus budget will result in an incremental award equal to 5% of the amount payable for meeting budget, up to a maximum of 150% of the financial portion of the award for performance that is at or above 110% of budget:

(The portion of the award that is based on financial performance is 65% of the total potential. So, if actual performance is 110% of budget, the financial award will be 97.5% (65% x 150%) of total potential.)

                                                          Percentage of
                                Actual                   Financial Award
                              vs. Budget              (65% of total potential)
                              ----------              ------------------------
                                  100%                       100%
                                  101%                       105%
                                  102%                       110%
                                  103%                       115%
                                  104%                       120%
                                  105%                       125%
                                  106%                       130%
                                  107%                       135%
                                  108%                       140%
                                  109%                       145%
                                  110%                       150%
                                > 110%                       150%

Results will be calculated to the nearest one-tenth of 1% of actual performance compared to budget when computing awards, and then rounded to the nearest full percentage point.

Two attached exhibits illustrate the award computation process. Exhibit 1 provides two hypothetical examples, while Exhibit 2 is a worksheet participants can use to compute their own awards.

OTHER PLAN FEATURES

Award Payment

Awards will be paid in cash following the end of the Plan Year and the computation of results. Required tax amounts will be withheld.

Partial Year Participants and Changes in Position

Individuals who are hired or promoted into positions that qualify for Plan participation by October 1 of a Plan year will be eligible for a pro rata award based on the amount of salary earned while a participant and the performance levels achieved.

If a participant's responsibilities change during a year and a different part of the company's performance is used in computing Financial Awards for the two positions, then ordinarily the financial portion of the award will be determined on a pro rata basis relative to the time spent in the two positions, although exceptions may be made on a case by case basis at the discretion of the Committee. Awards based on Personal Performance during the two parts of the year will be determined on a case by case basis.

Termination

In the event of death, permanent disability (as defined by Knight-Ridder, Inc.'s disability plan) or retirement prior to the date of payment, a participant (or the participant's estate) will be entitled to receive a pro rata award based on the time employed during the year. In the event of resignation or termination for other reasons (other than for cause), a pro rata payment may be made at the discretion of the Committee; no award will be paid in the event of termination for cause.

Payment will be made following the termination of employment based on estimated results.

Employment Rights

The Plan does not constitute a contract of employment, nor does participation in one Plan Year guarantee participation in another Plan Year.

Exhibit to Knight-Ridder, Inc. Annual Incentive Plan


ANNUAL INCENTIVE OPPORTUNITIES AS A PERCENTAGE OF SALARY
SALARY RANGE                  MEET GOALS              MAXIMUM (ROUNDED)
------------                  ----------              -----------------

$250,000 and above                50%                       66%
$150,000 to $249,999              45%                       60%
$100,000 to $149,999              40%                       53%
$50,000 to $99,999               32.5%                      43%
Up to $49,999                     25%                       33%


EXECUTIVE OFFICER'S CONSULTING/RETIREMENT AGREEMENT
                                                                 EXHIBIT 10
                                                                 ----------

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

      In consideration of your services as Chairman of the Executive Committee and as a consultant, the Company will pay you $150,000 annually. This agreement extends from October 1, 1989 through September 30, 1994*. And as customary, you will be compensated as an outside director, including meeting fees for the Board and Board Committees (including the Executive Committee of the Company).

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

      Our consulting relationship will preclude you from accepting consulting assignments and from other companies and from other profit-making activities, provided your other assignments and activities do not constitute a conflict of interest with Knight-Ridder.

      The Company will reimburse you, in accordance with its usual policies and procedures, for your travel and other out of pocket expenses incurred in connection with your Knight-Ridder consulting activities, your attending ANPA and other industry meetings as long as you are a Knight-Ridder director, and your activities as Chairman of the FIU Foundation, Vice Chairman of The Miami Coalition, and other civic activities which are of benefit to KRI over the next several years.

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


                                                        Sincerely yours,
                                                      Knight- Ridder, Inc.

                                                      By:  James K. Batten
                                                         -----------------
                                                           J.K. Batten
                                                           President & CEO

Agreed:

Alvah H. Chapman Jr.
--------------------
Alvah H. Chapman, Jr.
(The initial agreement was for one year and was renewed annually through September 30, 1994. At that time the agreement was extended through May 31, 1995.)

                                                                        EXHIBIT  11
                                                                        -----------
COMPUTATION OF PER SHARE EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                 Year Ended
                                                 ------------------------------------------
                                                  Dec. 25          Dec. 26          Dec. 27
                                                    1994             1993             1992
                                                  --------         --------         --------
PRIMARY
-------
Average shares outstanding                          53,944           54,851           54,474

Net effect of dilutive
    stock options- based upon the
     Treasury Stock method
     using average market price                        331              481              704
                                                   --------         --------         --------
                TOTAL                                54,275           55,332           55,178
                                                   ========         ========         ========
Income before cumulative effect of
  changes in accounting principles                 $170,900         $148,089         $146,086

Cumulative effect of changes in
  accounting principles
     Income taxes                                                                      25,800
     Postretirement benefits other than pensions                                     (131,000)
                                                   --------         --------         --------
             Net Income                            $170,900         $148,089          $40,886
                                                   ========         ========         ========

Earnings per common and common equivalent share
   Income before cumulative effect of
     changes in accounting principles                 $3.15            $2.68            $2.65

   Cumulative effect of changes in
     accounting principles                                                              (1.91)
                                                   --------         --------         --------
             Net Income                               $3.15            $2.68            $0.74
                                                   ========         ========         ========
FULLY DILUTED
--------------
Average shares outstanding                           53,944           54,851           54,474

Net effect of dilutive stock
  options - based upon Treasury
  Stock method using the higher
  of quarter-end or average
  market price                                          365              511              806
                                                   --------         --------         --------
                TOTAL                                54,309           55,362           55,280

                                                   ========         ========         ========
Income before cumulative effect of
  changes in accounting principles                 $170,900         $148,089         $146,086

Cumulative effect of changes in
  accounting principles
      Income taxes                                                                     25,800
      Postretirement benefits other than pensions                                    (131,000)
                                                   --------         --------         --------
             Net Income                            $170,900         $148,089          $40,886
                                                   ========         ========         ========
Earnings per common and common equivalent share
   Income before cumulative effect of
     changes in accounting principles                 $3.15            $2.67            $2.64

   Cumulative effect of changes in
     accounting principles                                                              (1.90)
                                                   --------         --------         --------
             Net Income                               $3.15            $2.67            $0.74
                                                   ========         ========         ========
                                      -138-

                                                                EXHIBIT 12
                                                                ----------

COMPUTATION  OF  EARNINGS  TO  FIXED  CHARGES  RATIO
FROM  CONTINUING  OPERATIONS
(IN  THOUSANDS  OF  DOLLARS,  EXCEPT  RATIO  DATA)



                                                                    YEAR  ENDED
                                           --------------------------------------------------------------
                                            December 25 December 26  December 27  December 29  December 30
                                              1994        1993         1992         1991         1990
                                           ----------- -----------  -----------  -----------  -----------
FIXED  CHARGES  COMPUTATION

INTEREST  EXPENSE:

  NET  INTEREST  EXPENSE                    $  44,111   $ 44,992    $   37,629    $  46,701    $  61,672

  PLUS  CAPITALIZED  INTEREST                     474        120        14,746       22,142       10,131
                                             --------   --------      --------     --------     --------
       GROSS  INTEREST  EXPENSE                44,585     45,112        52,375       68,843       71,803

PROPORTIONATE SHARE OF INTEREST
  EXPENSE OF 50% OWNED PERSONS                 12,351     13,608        15,546       15,296       17,599

INTEREST  COMPONENT  OF
  RENT  EXPENSE                                11,118      9,888         9,826        9,698        9,939
                                             --------   --------      --------     --------     --------
       TOTAL  FIXED  CHARGES                $  68,054   $ 68,608    $   77,747    $  93,837    $  99,341
                                             ========   ========      ========     ========     ========



EARNINGS  COMPUTATION
---------------------
PRETAX  EARNINGS                          $ 290,070    243,401 $  239,715   $ 210,370   $ 245,942

     ADD:   FIXED  CHARGES                   68,054     68,608     77,747      93,837      99,341

              LESS CAPITALIZED INTEREST        (474)      (120)   (14,746)    (22,142)    (10,131)

     LESS:   DISTRIBUTIONS  IN  EXCESS
                OF (LESS THAN)
                EARNINGS OF INVESTEES        (4,287)    (4,226)    (1,216)     (6,330)     (1,000)
                                           --------   --------   --------    --------    --------

       TOTAL EARNINGS AS ADJUSTED         $ 353,363    307,663 $  301,500   $ 275,735   $ 334,152
                                           ========   ========   ========    ========    ========
       RATIO  OF  EARNINGS
         TO  FIXED  CHARGES                   5.2:1      4.5:1      3.9:1       2.9:1       3.4:1
                                           ========   ========   ========    ========    ========

                        SUBSIDIARIES OF THE REGISTRANT           Exhibit 21

                                                        State/Country of
                                                         Incorporation
                                                        ---------------

KNIGHT-RIDDER, INC.
  Aberdeen News Company                                  Delaware
  The Beacon Journal Publishing Company                  Ohio
  Boca Raton News, Inc.                                  Florida
  Boulder Publishing, Inc.                               Colorado
  The Bradenton Herald, Inc.                             Florida
  Circom Corporation                                     Pennsylvania
  Detroit Free Press, Incorporated                       Michigan
    Detroit Newspaper Agency                             Michigan
                                                         (partnership)
  Drinnon, Inc.                                          Georgia
  The Gables Publishing Company                          Florida
  Grand Forks Herald, Incorporated                       Delaware
  Gulf Publishing Company, Inc.                          Mississippi
  Journal of Commerce, Inc.                              Delaware
    Transport Group International, Inc.                  Delaware
      Transax Systems Company                            New York
                                                         (partnership)
  KR Newsprint Company                                   Florida
    Southeast Paper Manufacturing Co.                    Georgia
                                                         (partnership)
  KR Video, Inc.                                         Delaware
  Keynoter Publishing Company, Inc.                      Florida
  Knight News Services, Inc.                             Michigan
    Knight-Ridder Tribune Information Services           District of Columbia
                                                         (partnership)
  The Knight Publishing Co.                              Delaware
  Knight-Ridder Business Information Services, Inc.      Delaware
    Knight-Ridder Financial, Inc.                        Delaware
      Commodity News Services (International), Inc.      Delaware

      Knight-Ridder Financial Holding AEA Company, Inc.  Delaware
        Knight-Ridder Financial AEA, Inc.                Delaware
        Knight-Ridder Financial/JM, Inc.                 Delaware
        Knight-Ridder Financial/Japan, Inc.              Delaware
      Knight-Ridder Financial/Iberica                    Spain
      Knight-Ridder Financial Deutschland GMBH           Germany
      Equinet Pty, Ltd.                                  Australia
        Equinet Information (NZ) Ltd.                    New Zealand
        RWE Australian Business News Pty. Limited						  Australia
    Knight-Ridder Information, Inc.                      California
      Article Express International, Inc.													  	Delaware
      Dialog Information Europe, Inc.                    California
      Dialog Information Services Europe, Ltd.								  	England
      Infomart/DIALOG Ltd.                               Canada
      Knight-Ridder Compania de Servicios, S.A. de C.V.  Mexico
      Knight-Ridder Informacion, S.A. de C.V.            Mexico
      Knight-Ridder Information, Ltd.                    England
      Knight-Ridder Information SARL                     France
      Knight-Ridder Information GMBH                     Germany
      Knight-Ridder Information AB                       Sweden
      Knight-Ridder Information A.G.                     Switzerland
      Knight-Ridder Information A/S                      Denmark
    Technimetrics, Inc.																								  								Delaware
      Technimetrics                                      England
  Knight-Ridder Cablevision, Inc.                        Florida
    KRC SNJ, Inc.														 																									Delaware
    KRC-NJFT, Inc.                                       Delaware
    TKR Cable Company                                    Colorado
                                                         (partnership)
    TKR Cable Partners                                   Colorado
                                                         (partnership)

  Knight-Ridder Investment Company                       Delaware
    Seattle Times Company                                Delaware
  Lexington Herald-Leader Co.                            Kentucky
  MHPC International, Inc.                               Florida
  The Macon Telegraph Publishing Company                 Georgia
  The Miami Herald Publishing Company                       -
  Newberry Publishing Company, Inc.                      South Carolina
  News Publishing Company                                Indiana
    Fort Wayne Newspapers, Inc.                          Indiana
    Fort Wayne Newspapers Agency                         Indiana
                                                         (partnership)
  Nittany Printing and Publishing Company                Pennsylvania
  Northwest Publications, Inc.                           Delaware
    Duluth News-Tribune                                     -
    Saint Paul Pioneer Press                                -
  The Observer Transportation Company                    North Carolina
  Philadelphia Newspapers, Inc.                          Pennsylvania
  Post-Tribune Publishing, Inc.                          Indiana
  PressLink, Inc.                                        Delaware
  The R.W. Page Corporation                              Georgia
  Ridder Publications, Inc.                              Delaware
    KR Land Holding Corporation                          Delaware
  San Jose Mercury News, Inc.                            California
    Silicon Valley D.A.T.A., Inc.                        California
  The State-Record Company, Inc.                         South Carolina
  Sun Publishing Company, Inc.                           South Carolina
  Tallahassee Democrat, Inc.                             Florida
  Tribune Newsprint Company                              Utah
    Ponderay Newsprint Company                           Washington
                                                         (partnership)
  Twin Cities Newspaper Services, Inc.                   Minnesota
  Twin Coast Newspapers, Inc.                            New York
    Long Beach Press-Telegram                                -
    P.T. Sales and Marketing, Inc.                       California
  Wichita Eagle and Beacon Publishing Company, Inc.      Kansas

Note: "-" indicates that the subsidiary listed is a division, not a legal entity.

                                                        Exhibit 23
                                                        ----------




         CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We consent to the incorporation by reference in Registration Statement No. 33-11021 on Form S-3 dated December 22, 1986, in Registration Statement
No. 33-28010 on Form S-3 dated April 7, 1989, in Registration Statement
No. 33-31747 on Form S-8 dated October 30, 1989, in Registration
Statement No. 33-69206 on Form S-8 dated May 18, 1993, and in the related Prospectuses, of our report dated January 31, 1995, with respect to the consolidated financial statements and schedule of Knight-Ridder, Inc. incorporated by reference and included in this Annual Report (Form 10-K) for the year ended December 25, 1994.




Ernst & Young LLP

Miami, Florida
March 23, 1995

                                                               Exhibit 24
                                                               ----------

                                 POWER OF ATTORNEY


The undersigned member of the Board of Directors of Knight-Ridder, Inc. hereby constitutes and appoints John C. Fontaine, Ross Jones, and Gary R. Effren and each of them severally, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all Reports on Form 10-K (Annual Report pursuant to the Securities Exchange Act of 1934) and any amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
















Gonzalo F. Valdes-Fauli                           Date:  March 24, 1995
-----------------------                           ----------------------
Gonzalo F. Valdes-Fauli
                                   -145-

                                                               Exhibit 24
                                                               ----------

                                 POWER OF ATTORNEY


The undersigned member of the Board of Directors of Knight-Ridder, Inc. hereby constitutes and appoints John C. Fontaine, Ross Jones, and Gary R. Effren and each of them severally, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all Reports on Form 10-K (Annual Report pursuant to the Securities Exchange Act of 1934) and any amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

















Barbara Barnes Hauptfuhrer                          Date: March 24, 1995
----------------------------                        ---------------------
Barbara Barnes Hauptfuhrer

                                                               Exhibit 24
                                                               ----------

                                 POWER OF ATTORNEY


The undersigned member of the Board of Directors of Knight-Ridder, Inc. hereby constitutes and appoints John C. Fontaine, Ross Jones, and Gary R. Effren and each of them severally, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all Reports on Form 10-K (Annual Report pursuant to the Securities Exchange Act of 1934) and any amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
















Alvah H. Chapman, Jr.                               Date: March 24, 1995
----------------------                              --------------------
Alvah H. Chapman, Jr.

                                                               Exhibit 24
                                                               ----------

                                 POWER OF ATTORNEY


The undersigned member of the Board of Directors of Knight-Ridder, Inc. hereby constitutes and appoints John C. Fontaine, Ross Jones, and Gary R. Effren and each of them severally, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all Reports on Form 10-K (Annual Report pursuant to the Securities Exchange Act of 1934) and any amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

















 Peter C. Goldmark, Jr.                               Date: March 24, 1995
 ---------------------		      																								--------------------
 Peter C. Goldmark, Jr.

                                                               Exhibit 24
                                                               ----------

                                 POWER OF ATTORNEY


The undersigned member of the Board of Directors of Knight-Ridder, Inc. hereby constitutes and appoints John C. Fontaine, Ross Jones, and Gary R. Effren and each of them severally, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all Reports on Form 10-K (Annual Report pursuant to the Securities Exchange Act of 1934) and any amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


















William S. Lee                                        Date: March 24, 1995
--------------																																								--------------------
William S. Lee

                                                               Exhibit 24
                                                               ----------

                                 POWER OF ATTORNEY


The undersigned member of the Board of Directors of Knight-Ridder, Inc. hereby constitutes and appoints John C. Fontaine, Ross Jones, and Gary R. Effren and each of them severally, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all Reports on Form 10-K (Annual Report pursuant to the Securities Exchange Act of 1934) and any amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


















John L. Weinberg                                    Date: March 24, 1995
-----------------      																													---------------------
John L. Weinberg
                                   -150-

                                                               Exhibit 24
                                                               ----------

                                 POWER OF ATTORNEY


The undersigned member of the Board of Directors of Knight-Ridder, Inc. hereby constitutes and appoints John C. Fontaine, Ross Jones, and Gary R. Effren and each of them severally, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all Reports on Form 10-K (Annual Report pursuant to the Securities Exchange Act of 1934) and any amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.














Ben R. Morris                                      Date: March 24, 1995
---------------                                    ---------------------
Ben R. Morris

                                                               Exhibit 24
                                                               ----------

                                 POWER OF ATTORNEY


The undersigned member of the Board of Directors of Knight-Ridder, Inc. hereby constitutes and appoints John C. Fontaine, Ross Jones, and Gary R. Effren and each of them severally, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all Reports on Form 10-K (Annual Report pursuant to the Securities Exchange Act of 1934) and any amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
















Eric Ridder                                       Date: March 24, 1995
-------------																																					-------------------
Eric Ridder

                                                               Exhibit 24
                                                               ----------

                                 POWER OF ATTORNEY


The undersigned member of the Board of Directors of Knight-Ridder, Inc. hereby constitutes and appoints John C. Fontaine, Ross Jones, and Gary R. Effren and each of them severally, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all Reports on Form 10-K (Annual Report pursuant to the Securities Exchange Act of 1934) and any amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.














James K. Batten                                   Date: March 24, 1995
-----------------                                 --------------------
James K. Batten

                                                               Exhibit 24
                                                               ----------

                                 POWER OF ATTORNEY


The undersigned member of the Board of Directors of Knight-Ridder, Inc. hereby constitutes and appoints John C. Fontaine, Ross Jones, and Gary R. Effren and each of them severally, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all Reports on Form 10-K (Annual Report pursuant to the Securities Exchange Act of 1934) and any amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
















Joan Ridder Challinor                          Date: March 24, 1995
----------------------                         --------------------
Joan Ridder Challinor

                                                               Exhibit 24
                                                               ----------

                                 POWER OF ATTORNEY


The undersigned member of the Board of Directors of Knight-Ridder, Inc. hereby constitutes and appoints John C. Fontaine, Ross Jones, and Gary R. Effren and each of them severally, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all Reports on Form 10-K (Annual Report pursuant to the Securities Exchange Act of 1934) and any amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
















Jesse Hill, Jr.                                 Date: March 24, 1995
---------------                                 --------------------
Jesse Hill, Jr.

                                                               Exhibit 24
                                                               ----------

                                 POWER OF ATTORNEY


The undersigned member of the Board of Directors of Knight-Ridder, Inc. hereby constitutes and appoints John C. Fontaine, Ross Jones, and Gary R. Effren and each of them severally, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all Reports on Form 10-K (Annual Report pursuant to the Securities Exchange Act of 1934) and any amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.














C. Peter McColough                            Date: March 24, 1995
------------------                           ----------------------
C. Peter McColough

                                                               Exhibit 24
                                                               ----------

                                 POWER OF ATTORNEY


The undersigned member of the Board of Directors of Knight-Ridder, Inc. hereby constitutes and appoints John C. Fontaine, Ross Jones, and Gary R. Effren and each of them severally, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all Reports on Form 10-K (Annual Report pursuant to the Securities Exchange Act of 1934) and any amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
















Thomas L. Phillips                             Date: March 24, 1995
-------------------                            ---------------------
Thomas L. Phillips

                                                               Exhibit 24
                                                               ----------

                                 POWER OF ATTORNEY


The undersigned member of the Board of Directors of Knight-Ridder, Inc. hereby constitutes and appoints John C. Fontaine, Ross Jones, and Gary R. Effren and each of them severally, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all Reports on Form 10-K (Annual Report pursuant to the Securities Exchange Act of 1934) and any amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
















P. Anthony Ridder                           Date: March 24, 1995
-------------------                         ---------------------
P. Anthony Ridder

                                                               Exhibit 24
                                                               -----------

                                 POWER OF ATTORNEY


The undersigned member of the Board of Directors of Knight-Ridder, Inc. hereby constitutes and appoints John C. Fontaine, Ross Jones, and Gary R. Effren and each of them severally, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all Reports on Form 10-K (Annual Report pursuant to the Securities Exchange Act of 1934) and any amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.














Barbara Knight Toomey                       Date: March 24, 1995
----------------------                      --------------------
Barbara Knight Toomey

                                                               Exhibit 24
                                                               ----------

                                 POWER OF ATTORNEY


The undersigned member of the Board of Directors of Knight-Ridder, Inc. hereby constitutes and appoints John C. Fontaine, Ross Jones, and Gary R. Effren and each of them severally, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all Reports on Form 10-K (Annual Report pursuant to the Securities Exchange Act of 1934) and any amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.











Randall L. Tobias                           Date:  March 24, 1995
------------------                          ---------------------
Randall L. Tobias

                                                          EXHIBIT 27
                                                          ----------