Form 10-Q
period 1995-03-26
KNIGHT RIDDER INC
filed 1995-05-09
CIK 205520

UNITED STATES

                            SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, D.C.   20549

                                         FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED           March 26, 1995
                           ------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.02 1/12 Par Value- 49,856,186 shares as of April 30, 1995.

                                Table of Contents for 10-Q
                                                                        Page
                                                                        ----

PART I.     FINANCIAL INFORMATION


Item 1.     Financial Statements (Unaudited)
            Consolidated Statements of Income                           4-5
            Consolidated Balance Sheet                                  6-7
            Consolidated Statements of Cash Flows                       8-9
            Notes to Consolidated Financial Statements                  9-10

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations               11-13


PART II.    OTHER INFORMATION


            Item 4 - Submission of Matters to a Vote of
                        Security Holders                                14
            Item 6 - Exhibits and Reports on 8-K                        15


SIGNATURES                                                              15

Exhibit 11  Statement Re: Computation of Per Share Earnings             16-17
Exhibit 27  Financial Data Schedule                                     18
Exhibit 99  Additional Exhibits                                         19-22

Consolidated  Statement  Of  Income  (Unaudited, in  thousands  of  dollars,  except  per  share  data)

                                                                    Quarter  Ended         Four  Quarters  Ended
                                                                ---------------------      ----------------------
                                                                 March 26    March 27       March 26    March 27
                                                                   1995        1994           1995        1994
                                                                ---------   ---------      ---------    ---------
OPERATING  REVENUE
 Newspapers
  Advertising
   Retail                                                      $  181,785  $  174,026     $  800,235  $   770,414
   General                                                         47,371      47,081        184,759      172,939
   Classified                                                     167,099     145,412        628,115      556,964
                                                                ---------   ---------      ---------    ---------
    Total                                                         396,255     366,519      1,613,109    1,500,317
  Circulation                                                     122,592     120,724        486,449      478,161
  Other                                                            18,286      14,627         70,627       58,397
                                                                ---------   ---------      ---------    ---------
    Total  Newspapers                                             537,133     501,870      2,170,185    2,036,875
 Business  Information  Services                                  137,466     128,993        522,512      461,442
                                                                ---------   ---------      ---------    ---------
    Total  Operating  Revenue                                     674,599     630,863      2,692,697    2,498,317
                                                                ---------   ---------      ---------    ---------

OPERATING  COSTS
 Labor  and  employee  benefits                                   279,594     268,395      1,100,616    1,039,200
 Newsprint,  ink  and  supplements                                 94,829      79,394        351,337      334,379
 Other  operating  costs                                          191,557     181,118        753,493      683,731
 Depreciation  and  amortization                                   37,612      37,146        149,793      145,020
                                                                ---------   ---------      ---------    ---------
    Total  Operating  Costs                                       603,592     566,053      2,355,239    2,202,330
                                                                ---------   ---------      ---------    ---------
OPERATING  INCOME                                                  71,007      64,810        337,458      295,987
                                                                ---------   ---------      ---------    ---------
OTHER  INCOME  (EXPENSE)
 Interest  expense                                                (12,401)    (10,522)       (46,464)     (42,439)
 Interest  expense  capitalized                                       245          56            663          171
 Interest  income                                                   2,133       1,265          6,938        5,223
 Equity in earnings of unconsolidated
  companies and joint ventures                                        951      (2,122)        10,485        6,015
 Minority interests in earnings of unconsolidated subsidiaries     (1,614)     (2,227)        (9,037)     (10,329)
 Other, net                                                         1,326         402             12        1,464
                                                                ---------   ---------      ---------    ---------
    Total                                                          (9,360)    (13,148)       (37,403)     (39,895)
                                                                ---------   ---------      ---------    ---------
Income before income taxes                                         61,647      51,662        300,055      256,092
Income  taxes                                                      25,974      21,290        123,854      100,767
                                                                ---------   ---------      ---------    ---------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE                                           35,673      30,372        176,201      155,325

Cumulative effect of change in accounting principle
  for contributions                                                (7,320)                    (7,320)
                                                                ---------   ---------      ---------    ---------

    Net income                                                 $   28,353  $   30,372     $  168,881  $   155,325
                                                                =========   =========      =========    =========

EARNINGS PER COMMON AND
 COMMON EQUIVALENT SHARE

 Income before cumulative effect of
  change in accounting principle                               $      .69  $      .55     $     3.30  $      2.81

 Cumulative effect of change in accounting principle                 (.14)                      (.14)
                                                                ---------   ---------      ---------    ---------
   Net income                                                  $      .55  $      .55     $     3.16  $      2.81
                                                                =========   =========      =========    =========
DIVIDENDS  DECLARED
  PER COMMON SHARE                                             $      .37  $      .35     $     1.48  $      1.40
                                                                =========   =========      =========    =========
AVERAGE  COMMON  AND  COMMON
  EQUIVALENT SHARES OUTSTANDING (000s)                             51,883      55,233         53,438       55,203
                                                                =========   =========      =========    =========

See  "Notes  to  Consolidated  Financial  Statements"  and  statistical  data  on pages 9, 10, and 21.

Consolidated  Balance  Sheet  (Unaudited, in  thousands  of  dollars,  except  share  data)


                                                                    March 26    December 25   March 27
                                                                      1995         1994         1994
                                                                   ---------     ---------    ---------
ASSETS

CURRENT ASSETS
  Cash,  including  short-term  cash  investments  of  $1,887 in 1995,  $150  in  December  1994  and  $1,987
    in March  1994                                                $   16,259   $     9,253   $   20,225
  Accounts  receivable,  net  of  allowances  of  $14,100 in
    1995,  $13,728 in  December  1994  and  $14,977
    in March  1994                                                   306,088       317,687      274,032
  Inventories                                                         48,354        39,555       38,042
  Other  current  assets                                              95,208        56,309       73,851
                                                                   ---------     ---------    ---------
      Total  Current  Assets                                         465,909       422,804      406,150
                                                                   ---------     ---------    ---------

INVESTMENTS  AND  OTHER  ASSETS
  Equity  in  unconsolidated  companies  and  joint  ventures        294,218       293,205      285,843
  Other                                                              199,447       190,515      181,547
                                                                   ---------     ---------    ---------
      Total  Investments  and  Other  Assets                         493,665       483,720      467,390
                                                                   ---------     ---------    ---------

PROPERTY,  PLANT  AND  EQUIPMENT
  Land  and  improvements                                             67,016        66,950       66,908
  Buildings  and  improvements                                       383,969       383,696      377,934
  Equipment                                                        1,209,124     1,209,360    1,179,650
  Construction  and  equipment  installations  in  progress           23,666        17,099       12,010
                                                                   ---------     ---------    ---------
                                                                   1,683,775     1,677,105    1,636,502
    Less  accumulated  depreciation                                  858,436       844,593      785,010
                                                                   ---------     ---------    ---------
      Net  Property,  Plant  and  Equipment                          825,339       832,512      851,492
                                                                   ---------     ---------    ---------

EXCESS  OF  COST  OVER  NET  ASSETS  ACQUIRED
  Less  accumulated  amortization  of  $187,989 in 1995,
  $182,402  in  December  1994  and  $165,911 in  March  1994        702,725       708,153      721,047
                                                                   ---------     ---------    ---------
      Total                                                       $2,487,638   $ 2,447,189   $2,446,079
                                                                   =========     =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts  payable                                               $  138,430   $   136,817   $  122,479
  Accrued  expenses  and  other  liabilities                          96,581        98,993       88,708
  Accrued  compensation  and  amounts  withheld  from  employees      83,233        96,917       74,181
  Federal  and  state  income  taxes                                  22,703         1,368        8,023
  Deferred  revenue                                                   68,450        66,953       62,053
  Dividends  payable                                                  18,573        19,593       19,107
  Short-term  borrowings  and  current  portion
      of long-term debt                                                                          25,000
                                                                   ---------     ---------    ---------
      Total  Current  Liabilities                                    427,970       420,641      399,551
                                                                   ---------     ---------    ---------

NONCURRENT LIABILITIES
    Long-term debt                                                   565,566       411,504      431,690
    Deferred federal and state income taxes                          138,611       138,611      139,764
    Postretirement benefits other than pensions                      167,192       166,682      169,209
    Employment benefits and other noncurrent liabilities              98,111        84,264       65,335
                                                                   ---------     ---------    ---------
        Total Noncurrent Liabilities                                 969,480       801,061      805,998
                                                                   ---------     ---------    ---------

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES                          205           833        2,034
                                                                   ---------     ---------    ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Common Stock, $.02 1/12 par value; shares authorized -
      250,000,000; shares issued - 50,218,141 in 1995,
      52,892,720 in December 1994 and 54,608,949 in March  1994        1,046         1,102        1,138
    Additional capital                                               309,040       326,392      340,584
    Retained earnings                                                779,897       897,160      896,774
                                                                   ---------     ---------    ---------
        Total Shareholders' Equity                                 1,089,983     1,224,654    1,238,496
                                                                   ---------     ---------    ---------
        Total                                                     $2,487,638   $ 2,447,189   $2,446,079
                                                                   =========     =========    =========

See  "Notes  to  Consolidated  Financial  Statements"  and  statistical data on pages 9, 10, and 21.

Consolidated  Statement  of  Cash  Flows  (Unaudited, in  thousands  of  dollars)

                                                               Quarter  Ended      Four  Quarters  Ended
                                                             -------------------    --------------------
                                                             March 26   March 27    March 26    March 27
                                                               1995       1994        1995        1994
                                                             --------   --------    --------    --------
CASH PROVIDED BY (REQUIRED FOR) OPERATING ACTIVITIES
  Net Income                                                  $28,353    $30,372    $168,881    $155,325
  Non-cash  items  included  in  income:
    Cumulative effect of change  in accounting principle        7,320                  7,320
    Depreciation                                               26,555     26,624     105,707     105,875
    Amortization  of  excess  of  cost  over
      net  assets  acquired                                     5,587      5,366      22,078      20,310
    Amortization  of  other assets                              5,470      5,156      22,008      18,835
    Provision  for  noncurrent  deferred  taxes                            3,785      (1,153)     26,596
    Distributions  from  investees  in  excess
      of  (less  than)  earnings                                  588      3,064     (10,014)    (16,721)
    Other  items,  net                                          9,517      9,235      44,979      29,996
  Change in certain assets and liabilities:
    Accounts  receivable                                       11,644      2,430     (31,921)    (19,079)
    Inventories                                                (8,799)     3,380     (10,312)      7,906
    Other  current  assets                                    (40,438)   (11,664)    (26,670)     14,159
    Accounts  payable                                           1,613     (2,460)     15,172      (6,454)
    Federal and state income taxes                             21,335      8,013      14,680       6,512
    Other  current  liabilities                               (18,559)      (344)     15,588       1,374
                                                             --------   --------    --------    --------
        Net  cash  provided  by operating activities           50,186     82,957     336,343     344,634
                                                             --------   --------    --------    --------

 CASH  REQUIRED  FOR  INVESTING  ACTIVITIES
  Additions  to  property,  plant  and  equipment             (17,951)   (14,172)    (70,889)    (59,311)
  Other  items,  net                                           (8,839)   (34,306)    (35,546)    (73,509)
                                                             --------   --------    --------    --------
        Net cash required for investing  activities           (26,790)   (48,478)   (106,435)   (132,820)
                                                             --------   --------    --------    --------

CASH PROVIDED BY (REQUIRED FOR) FINANCING ACTIVITIES
  Proceeds  from sale of commercial paper
    and bank borrowings                                       222,256    130,958     466,606     381,596
  Reduction  of  total  debt                                  (68,194)  (125,343)   (357,730)   (438,610)
                                                             --------   --------    --------    --------
        Net  change  in  total  debt                          154,062      5,615     108,876     (57,014)
  Payment  of  cash  dividends                                (19,593)   (19,197)    (78,338)    (76,746)
  Sale  of  common  stock  to  employees                        7,780      9,182      24,495      27,610
  Purchase of treasury stock                                 (152,231)   (25,122)   (264,086)    (65,815)
  Other  items,  net                                           (6,408)    (7,744)    (24,821)    (51,972)
                                                             --------   --------    --------    --------
        Net  cash  required  for
                financing  activities                         (16,390)   (37,266)   (233,874)   (223,937)
                                                             --------   --------    --------    --------
        Net  Increase  (Decrease)  in  Cash                     7,006     (2,787)     (3,966)    (12,123)
 Cash  and  short-term  cash
  investments  at  beginning  of  the  period                   9,253     23,012      20,225      32,348
                                                             --------   --------    --------    --------
 Cash  and  short-term  cash
  investments  at  end  of  the  period                       $16,259    $20,225     $16,259     $20,225
                                                             ========   ========    ========    ========
 Working capital  at  end  of the period                      $37,939     $6,599     $37,939      $6,599
                                                             ========   ========    ========    ========

 See  "Notes  to  Consolidated  Financial  Statements"  and statistical data on pages 9, 10, and 21.
(/table)


Notes  to  Consolidated  Financial  Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period and four quarters ended March 26, 1995 are not necessarily indicative of the results that may be expected for the year ended
December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 25, 1994.

In the first quarter of 1995, the Company adopted Financial Accounting
Standard (FAS) 116 - "Accounting For Contributions Received and Contributions
Made." The adoption of FAS 116 resulted in a $7.3 million charge (net of tax) to operations, or $.14 per share, and was recorded as a cumulative effect adjustment.


Note  2    - Debt  (In  thousands  of  dollars)

                                                                  Effective
                                                                  Interest                Balance at
                                                                  Rate at      --------------------------------
                                                                  March 26     March 26   December 25  March 27
                                                                    1995         1995        1994        1994
                                                                  --------     --------    --------    --------
Commercial  paper,  net  of  discount                                 6.2 %    $208,745     $54,764    $100,206
Notes  payable,  net  of  discount  (A)                               8.6       159,146     159,103     158,974
Debentures,  net  of  discount  (B)                                  10.0       197,675     197,637     197,510
                                                                               --------    --------    --------
           Total  debt  (C)                                           8.2       565,566     411,504     456,690
Less  amounts  classified  as  current                                                                   25,000
                                                                               --------    --------    --------
           Total  long-term  debt                                     8.2 %    $565,566    $411,504    $431,690
                                                                               ========    ========    ========

(A)        Represents  $160  million  of  8 1/2%  Notes  subject  to  mandatory  pro rata  amortization  of  25%
           annually commencing 1998 through maturity in 2001.

(B)        Represents  $200  million  of  20-year  9 7/8%  debentures  due  in  2009.

(C)        At  March 26, 1995 and March  27,  1994,  interest  payments  of  $9.1  million and  $9.7  million had been made for the  year-to-date,  respectively.

Note  3    - Income  Tax  Payments
Income  tax  payments  for  the  quarters  ended  March  26, 1995  and  March  27,  1994, were  $3.6  million and
$2.3 million, respectively.

Management's Discussion and Analysis of the First Quarter

First Quarter 1995 Compared With First Quarter 1994

Earnings per share for the first quarter of 1995 were $.69 prior to the cumulative effect of a change in accounting principle, a 25.5% increase from $.55 per share in 1994. After the mandated change, to reflect the effect of multiyear charitable commitments, earnings per share were $.55. Income before the $7.3 million cumulative effect of the change in accounting principle of $35.7 million improved by $5.3 million, or 17.5%, over last year. Operating income for the quarter increased by 9.6% to $71.0 million, on a 6.9% operating revenue improvement.

Earnings per share before the cumulative effect of the change in accounting principle grew faster than operating income for several reasons. First was the positive swing from 1994 of more than $3.0 million in equity earnings from unconsolidated companies and joint ventures, due to our newsprint investments. Second, our 4.9 million share repurchase since first quarter 1994 reduced our total outstanding shares to 50.2 million and finally, favorable currency exchange rates on earnings in our overseas operations contributed more than $.01 per share to the bottom line.

Operating Revenue

Newspaper advertising revenue increased 8.1% over the first quarter last year, on a full-run ROP linage increase of 1.8%.

Classified advertising revenue reflected a 14.9% increase over the first quarter last year, on a 4.5% full-run ROP linage increase. The employment category showed the largest gain, posting a 29.4% improvement, with linage up 22.2%. This was the eleventh consecutive quarter of classified revenue year-over-year improvement and the third consecutive quarter of double-digit year-over-year growth.

Retail advertising revenue improved by $7.8 million, or 4.5%, over last year on a 0.6% decrease in full-run ROP linage. The growth rate in retail slowed during the quarter.

General advertising revenue was $290,000, or 0.6%, over last year on a 1.1% increase in full-run ROP linage. General advertising was soft during most of the quarter, particularly in the preprint category.

Circulation revenue increased $1.9 million, or 1.5%, due to a 3.0% increase in average rates, offset by a 1.4% decline in average seven-day circulation.

Other newspaper revenue increased by $3.7 million, or 25.0%, due in part to an increase in newsprint waste revenue that was driven by the rise in 1995 newsprint prices and the growth in special publication revenue.

Business Information Services (BIS) revenue in the first quarter increased $8.5 million, or 6.6%. Knight-Ridder Financial contributed significantly to the revenue growth, posting a $7.6 million, or 19.0%, improvement over the prior year. Knight-Ridder Information, Inc., revenue was flat in the first quarter, reflecting the growing maturation of the "information specialist" market. Acquisitions played a small role in the year-over-year revenue increase.

Operating Costs

Labor and employee benefit costs rose $11.2 million, or 4.2%, on a 1.3% increase in the work force and a 3.0% increase in average wage. The work force increase was a result of BIS expansion and aggressive reinvestment in sales, marketing and content at BIS companies.

Newsprint, ink and supplement costs increased $15.4 million, or 19.4%, on a 1.9% increase in newsprint consumption and an 18.8% increase in the average newsprint price. The newsprint increase did not reflect the full impact of the recent price increases, which have not yet fully worked their way through our inventory.

Other operating costs rose $10.4 million, or 5.8% over first quarter 1994. The increase resulted partly from heavy circulation promotion at Philadelphia, Miami and St. Paul, increased exchange fees related to BIS overseas revenue growth and other volume-related costs associated with operations.

Depreciation and amortization increased 1.3% over first quarter 1994 primarily due to BIS expansion.

Non-Operating Items And Income Taxes

Interest expense, net of interest income and interest expense capitalized, increased $820,000 over last year due to higher debt levels during the quarter. The average debt balance for the quarter increased $26.5 million, or 5.4% from the first quarter of last year, due largely to the 4.9 million shares repurchased since last year's first quarter.

Equity in earnings of unconsolidated companies and joint ventures increased by more than $3.0 million due to improved results from our newsprint mill investments, which benefited from the recent rise in newsprint prices.

The "Other, Net" line of the non-operating section reflected an almost $1.0 million increase over first quarter 1994 as a result of favorable exchange rates on earnings in our overseas operations.

The effective tax rate was 42.1% compared with 41.2% in the first quarter of 1994. The increase was primarily a result of higher effective state tax rates.

Other

In the first quarter of 1995, the company adopted Financial Accounting Standard (FAS) 116 - "Accounting For Contributions Received and Contributions
Made."   The adoption of FAS 116 resulted in a $7.3 million charge (net of tax) to operations, or $.14 per share, and was recorded as a cumulative effective adjustment.

In March, Knight-Ridder, Inc., Tribune Company, Cox Newspapers, Inc., and Advance Publications announced the purchase of PRC Realty Systems for $60 million in cash and debt. Each of the four purchasing companies will own an equal interest in PRC. PRC is the country's premier producer of software for the real estate industry. The purchase of PRC will be finalized early in the second quarter.

During the first quarter of 1995, the company purchased approximately 2.8 million shares of Knight-Ridder common stock. The company has remaining authorization to repurchase 2.9 million shares and plans to repurchase shares should the price remain at current levels.

The sale of the Journal of Commerce to The Economist Group of London was completed on April 3 for $115 million. The gain from the sale of the Journal of Commerce is expected to be over $50 million, after tax.

Liquidity

Net cash provided by operating activities decreased to $50.2 million from $83.0 million in the first quarter of 1994, due largely to an increase in other current assets of $40.4 million and changes in several other working capital components. Other current assets showed a larger increase during the first quarter 1995, due to accelerated funding of the company's employee medical plans. Total debt increased $154.1 million during the quarter and increased $108.9 million from March 27, 1994, due to the repurchase of 2.8 million shares of the company's stock in the quarter and 4.9 million shares during the 12 months.

The total-debt-to-total-capital ratio was 34.2%, up from 25.2 at year end
and 26.9% in March 1994.   The 34.2% total-debt-to-total-capital ratio does
not reflect the reduction of debt from the proceeds of the Journal of Commerce sale, which will reduce the debt-to-total-capital ratio in the second quarter 1995. Approximately $291 million in aggregate unused credit lines remained at the end of the quarter. The ratio of current assets to current liabilities was 1.1:1 at March 26, 1995, and 1.0:1 at Dec. 25, 1994, and March 27, 1994.

Outlook for the Remainder of the Year

We were pleased with results for the first quarter of the year. As we look ahead to the second quarter and the year, we believe the advertising strength we have seen thus far will be sustained and we expect 1995 to be a year of earnings growth. The average price of newsprint will increase to about 40% above what was paid in 1994 in the second quarter and will be up more in the third and fourth quarters, as the recent price increases work their way through our inventory. For the fiscal year, newsprint costs will be held to a level about 40% above what was paid in 1994, if there are no further price increases beyond those already announced.

BIS Division results over the balance of the year will reflect the absence of the Journal of Commerce, which was sold on April 3 to The Economist Group.

Operating profit is expected to be below last year in the second and third quarters, as we feel the full impact of the newsprint price increases. The fourth quarter is expected to show significant improvement over 1994, due to the fourth quarter 1994 additions to the litigation reserves and severance charges, and the benefit of an extra week in the fourth quarter of 1995.

Earnings per share are expected to be up in the third and fourth quarters as we benefit from the improved results from our newsprint mill investments and the share repurchase program. Earnings per share in the second quarter, excluding the gain on the sale of the Journal of Commerce, will likely be below 1994.

PART II.  OTHER INFORMATION

OTHER INFORMATION
- -----------------

Items 1, 2, 3, 4(d) and 5 are omitted as inapplicable, not required, or because the information is included in the consolidated financial information.

Item 4(a),(b), and (c):
Submission of Matters to a Vote of Security Holders
- -------------------------------------------------------

The Company's Annual Meeting of Shareholders was held on
May 5, 1995. The results of the voting with respect to matters presented at the Annual Meeting were as follows:
44,310,763 shares of Common Stock voted for the re-election of James K. Batten as a Director to the Board of Directors for a term ending in 1998, 312,077 shares withheld and -0- shares voted against; 44,304,350 shares of Common Stock voted for the re-election of C. Peter
McColough as a Director to the Board of Directors for a term ending in 1998, 318,490 shares withheld and -0-shares voted against; 44,306,246 shares of Common Stock voted for the re-election of Gonzalo F. Valdes-Fauli as a Director to the Board of Directors for a term ending in 1998, 316,594 shares withheld and -0- shares voted against; 44,308,212 shares of Common Stock voted for the re- election of Ben R. Morris as a Director to the Board of Directors for a term ending in 1996, 314,628 shares withheld and -0- shares voted against; 44,305,783 shares of Common Stock voted for the re-election of Eric Ridder as a Director to the Board of Directors for a term ending in 1996, 317,057 shares withheld and -0- shares voted against; 44,152,322 shares of Common Stock voted in favor of a proposal to ratify the appointment of Ernst & Young
LLP as independent auditors of the company for the year
1995, 413,995 shares of Common Stock voted against the proposal and 56,523 abstained from voting; 35,790,013 shares of Common Stock voted against a shareholder proposal requesting the preparation of a report relating to cigarette advertising, 5,908,467 shares of Common Stock were voted in favor of the proposal and 776,720 shares abstained from voting in such amendment, 2,147,640 shares were broker non votes;
30,396,957 shares of Common Stock voted against a shareholder proposal to provide for the annual election of all directors, 11,657,342 shares of Common Stock were voted in favor of the proposal and 421,460 shares abstained from voting in such amendment, 2,147,081 shares were broker non votes.

Item 6            Exhibits and Reports on Form 8-K
                  --------------------------------

                  a.    Exhibits Filed

                        No. 11 -    Statement Re: Computation of Per Share
                                    Earnings

                        No. 27 -    Financial Data Schedule

                        No. 99 -    Additional Exhibits

                  b.    Reports on Form 8-K

                        No reports were filed on Form 8-K during the quarter ended March 26, 1995.



                                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          KNIGHT-RIDDER, INC.
                                          (Registrant)




Date   May 9, 1995
                                          Gary R. Effren
                                          Vice President/Controller
                                          (Chief Accounting Officer and Duly
                                          Authorized Officer of Registrant)

COMPUTATION OF PER SHARE EARNINGS
(UNAUDITED,IN THOUSANDS, EXCEPT PER SHARE DATA)                     EXHIBIT 11
                                                                    ==========
                                                      Quarter Ended
                                                -------------------------
                                                March 26         March 27
                                                  1995             1994
                                                --------         --------
PRIMARY
  Average shares outstanding                      51,588           54,752

  Net effect of dilutive
    stock options - based on the
    Treasury Stock method using
    the average market price                         295              481
                                                ========         ========
                TOTAL                             51,883           55,233

  Income before cumulative effect
     of change in accounting principle           $35,673          $30,372

  Cumulative effect of change in
     accounting principle for conributions        (7,320)
                                                --------         --------
  Net Income                                     $28,353          $30,372
                                                ========         ========

Earnings per Common and Common Equivalent Share

  Income before cumulative effect of
     change in accounting principle                $0.69            $0.55

  Cumulative effect of change in
      accounting principle                         (0.14)
                                                --------         --------
   Per share amount from net income                $0.55            $0.55
                                                ========         ========
FULLY DILUTED
  Average shares outstanding                      51,588           54,752

  Net effect of dilutive
    options - based upon Treasury
    Stock method using the higher
    of quarter-end or average
    market price                                     409              572
                                                --------         --------
                TOTAL                             51,997           55,324
                                                ========         ========
  Income before cumulative effect of
     change in accounting principle              $35,673          $30,372

  Cumulative effect of change in
     accounting principle for contributions       (7,320)
                                                --------         --------
  Net Income                                     $28,353          $30,372
                                                ========         ========

Earnings per Common and Common Equivalent Share

  Income before cumulative effect of change
    accounting principle                           $0.69            $0.55

  Cumulative effect of change in
     accounting principle                          (0.14)
                                                --------         --------
   Per share amount from net income                $0.55            $0.55
                                                ========         ========

                                      -17-