Form 10-Q
period 1995-06-25
KNIGHT RIDDER INC
filed 1995-08-07
CIK 205520

UNITED STATES

                            SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, D.C.   20549

                                         FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED           June 25, 1995
                           ------------------

COMMISSION FILE NUMBER  1-7553
                        ------

                         KNIGHT-RIDDER, INC.
---------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

          FLORIDA                                    38-0723657
--------------------------------------------------------------------------
 (State of Incorporation)             (I.R.S. Employer Identification No.)


             ONE HERALD PLAZA, MIAMI, FLORIDA   33132
             ----------------------------------------
             (Address of principal executive offices)

                          (305) 376-3800
---------------------------------------------------------------------------
        (Registrant's telephone number, including area code)

                           NOT APPLICABLE
----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  x     No
   -----     ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.02 1/12 Par Value - 49,119,305 shares as of July 30, 1995.

                                Table of Contents for 10-Q
                                                                        Page
                                                                        ----

PART I.     FINANCIAL INFORMATION


Item 1.     Financial Statements (Unaudited)
            Consolidated Statements of Income                           4-5
            Consolidated Balance Sheet                                  6-7
            Consolidated Statements of Cash Flows                       8-9
            Notes to Consolidated Financial Statements                  10

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations               11-14


PART II.    OTHER INFORMATION

            Item 6 - Exhibits and Reports on 8-K                        15


SIGNATURE                                                               15

Exhibit 11  Statement Re: Computation of Per Share Earnings             16-17
Exhibit 27  Financial Data Schedule                                     18
Exhibit 99  Additional Exhibits                                         19-22

Consolidated  Statement  Of  Income  (Unaudited, in  thousands  of  dollars,  except  per  share  data)

                                                           Quarter  Ended        Two  Quarters  Ended      Four Quarters Ended
                                                        ---------------------   ----------------------    ---------------------
                                                         June 25     June 26      June 25     June 26      June 25     June 26
                                                           1995        1994         1995        1994         1995        1994
                                                        ---------   ---------   ---------    ---------    ---------   ---------
OPERATING  REVENUE
 Newspapers
  Advertising
   Retail                                              $  200,091  $  194,840   $  381,876  $  368,866   $  805,486  $  774,110
   General                                                 46,951      45,453       94,322      92,534      186,257     173,786
   Classified                                             175,390     155,671      342,489     301,083      647,834     570,902
                                                        ---------   ---------    ---------   ---------    ---------   ---------
    Total                                                 422,432     395,964      818,687     762,483    1,639,577   1,518,798
  Circulation                                             123,046     121,591      245,638     242,315      487,904     480,902
  Other                                                    20,248      16,575       38,534      31,202       74,300      60,623
                                                        ---------   ---------    ---------   ---------    ---------   ---------
    Total  Newspapers                                     565,726     534,130    1,102,859   1,036,000    2,201,781   2,060,323
 Business  Information  Services                          121,729     127,420      259,195     256,413      516,821     477,862
                                                        ---------   ---------    ---------   ---------    ---------   ---------
    Total  Operating  Revenue                             687,455     661,550    1,362,054   1,292,413    2,718,602   2,538,185
                                                        ---------   ---------    ---------   ---------    ---------   ---------

OPERATING  COSTS
 Labor  and  employee  benefits                           274,485     267,984      554,079     536,379    1,107,117   1,051,861
 Newsprint,  ink  and  supplements                        107,953      79,918      202,782     159,312      379,372     329,381
 Other  operating  costs                                  183,155     181,147      374,712     362,265      755,501     696,044
 Depreciation  and  amortization                           37,148      37,215       74,760      74,361      149,726     145,871
                                                        ---------   ---------    ---------   ---------    ---------   ---------
    Total  Operating  Costs                               602,741     566,264    1,206,333   1,132,317    2,391,716   2,223,157
                                                        ---------   ---------    ---------   ---------    ---------   ---------
OPERATING  INCOME                                          84,714      95,286      155,721     160,096      326,886     315,028
                                                        ---------   ---------    ---------    --------    ---------   ---------
OTHER  INCOME  (EXPENSE)
 Interest  expense                                        (12,612)    (11,662)     (25,013)    (22,184)     (47,414)    (41,659)
 Interest  expense  capitalized                               366           7          611          63        1,022         165
 Interest  income                                           2,270       1,350        4,403       2,615        7,858       5,147
 Equity in earnings of unconsolidated
  companies and joint ventures                              7,393       2,314        8,344         192       15,564       6,013
 Minority interests in earnings of
  consolidated subsidiaries                                (2,369)     (2,876)      (3,983)     (5,103)      (8,530)     (5,103)
 Other,  net                                               82,778         843       84,104       1,245       81,947      (3,247)
                                                        ---------   ---------    --------    ---------    ---------   ---------
    Total                                                  77,826     (10,024)      68,466     (23,172)      50,447     (38,684)
                                                        ---------   ---------    ---------   ---------    ---------   ---------
Income before income taxes                                162,540      85,262      224,187     136,924      377,333     276,344
Income  taxes                                              68,420      35,141       94,394      56,431      157,133     113,395
                                                        ---------   ---------    ---------   ---------    ---------   ---------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE                                   94,120      50,121   $  129,793  $   80,493      220,200     162,949


Cumulative effect of change in accounting principle
  for contributions                                                                 (7,320)                  (7,320)
                                                        ---------   ---------    ---------   ---------    ---------   ---------

    Net income                                         $   94,120  $   50,121   $  122,473  $   80,493   $  212,880  $  162,949
                                                        =========   =========    =========   =========    =========   =========

EARNINGS PER COMMON AND
 COMMON EQUIVALENT SHARE

 Income before cumulative effect of
  change in accounting principle                       $     1.88  $     0.92   $     2.54  $     1.47   $     4.21  $     2.96

 Cumulative effect of change in accounting principle                                 (0.14)                   (0.14)
                                                        ---------   ---------    ---------   ---------    ---------   ---------
   Net income                                          $     1.88  $     0.92   $     2.40  $     1.47   $     4.07  $     2.96
                                                        =========   =========    =========   =========    =========   =========
DIVIDENDS  DECLARED
  PER COMMON SHARE                                     $     0.37  $     0.37*  $     0.74  $     0.72   $     1.48  $     1.42
                                                        =========   =========    =========   =========    =========   =========
AVERAGE  COMMON  AND  COMMON
  EQUIVALENT SHARES  OUTSTANDING (000S)                    50,061      54,548       50,972      54,890       52,316      54,971
                                                        =========   =========    =========   =========    =========   =========


* The second quarter ended June 26, 1994.  These dividends were declared June 28, 1994 and recorded in the third quarter.

See  "Notes  to  Consolidated  Financial  Statements"  and  statistical  data  on  pages 9, 10, and 20.

Consolidated  Balance  Sheet  (Unaudited, in  thousands  of  dollars,  except  share  data)

                                                                     June  25    December 25    June  26
                                                                      1995          1994          1994
                                                                    ---------     ---------     ---------
ASSETS

CURRENT ASSETS
  Cash,  including  short-term  cash  investments  of  $5,824 in 1995,  $150  in  December  1994  and  $7,493
    in June  1994                                                 $    23,055   $     9,253   $    22,836
  Accounts  receivable,  net  of  allowances  of  $13,990 in
    1995,  $13,728 in  December  1994  and  $14,760
    in June  1994                                                     311,861       317,687       291,237
  Inventories                                                          51,747        39,555        39,519
  Other  current  assets                                               76,826        56,309        58,436
                                                                    ---------     ---------     ---------
      Total  Current  Assets                                          463,489       422,804       412,028
                                                                    ---------     ---------     ---------

INVESTMENTS  AND  OTHER  ASSETS
  Equity  in  unconsolidated  companies  and  joint  ventures         312,721       293,205       287,174
  Other                                                               201,006       190,515       180,335
                                                                    ---------     ---------     ---------
      Total  Investments  and  Other  Assets                          513,727       483,720       467,509
                                                                    ---------     ---------     ---------

PROPERTY,  PLANT  AND  EQUIPMENT
  Land  and  improvements                                              66,891        66,950        66,880
  Buildings  and  improvements                                        380,128       383,696       378,803
  Equipment                                                         1,182,106     1,209,360     1,193,804
  Construction  and  equipment  installations  in  progress            28,594        17,099         9,871
                                                                    ---------     ---------     ---------
                                                                    1,657,719     1,677,105     1,649,358
    Less  accumulated  depreciation                                   843,404       844,593       806,827
                                                                    ---------     ---------     ---------
      Net  Property,  Plant  and  Equipment                           814,315       832,512       842,531
                                                                    ---------     ---------     ---------

EXCESS  OF  COST  OVER  NET  ASSETS  ACQUIRED
  Less  accumulated  amortization  of  $193,495 in 1995,
  $182,402  in  December  1994  and  $171,400 in  June  1994          691,128       708,153       717,954
                                                                    ---------     ---------     ---------
      Total                                                       $ 2,482,659   $ 2,447,189   $ 2,440,022
                                                                    =========     =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts  payable                                               $   136,453   $   136,817   $   131,857
  Accrued  expenses  and  other  liabilities                           90,742        98,993        82,563
  Accrued  compensation  and  amounts  withheld  from  employees       84,061        96,917        78,463
  Federal  and  state  income  taxes                                   37,833         1,368        14,972
  Deferred  revenue                                                    64,620        66,953        59,770
  Dividends  payable                                                   18,216        19,593
  Short-term  borrowings  and  current  portion  of  long-term                                     40,000
      debt
                                                                    ---------     ---------     ---------
      Total  Current  Liabilities                                     431,925       420,641       407,625
                                                                    ---------     ---------     ---------

NONCURRENT LIABILITIES
    Long-term debt                                                    534,209       411,504       417,414
    Deferred federal and state income taxes                           138,607       138,611       146,064
    Postretirement benefits other than pensions                       166,060       166,682       169,306
    Employment benefits and other noncurrent liabilities               97,790        84,264        62,374

                                                                    ---------     ---------     ---------
        Total Noncurrent Liabilities                                  936,666       801,061       795,158
                                                                    ---------     ---------     ---------

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES                         1,282           833         2,825
                                                                    ---------     ---------     ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Common Stock, $.02 1/12 par value; shares authorized -
      250,000,000; shares issued - 49,285,480 in 1995,
      52,892,720 in December 1994 and 53,675,913 in June  1994          1,027         1,102         1,118
    Additional capital                                                301,855       326,392       333,159
    Retained earnings                                                 809,904       897,160       900,137
                                                                    ---------     ---------     ---------
        Total Shareholders' Equity                                  1,112,786     1,224,654     1,234,414
                                                                    ---------     ---------     ---------
        Total                                                     $ 2,482,659   $ 2,447,189   $ 2,440,022
                                                                    =========     =========     =========

See  "Notes  to  Consolidated  Financial  Statements"  and  statistical  data  on  pages 9, 10, and 20.

Consolidated  Statement  of  Cash  Flows  ( Unaudited  in  thousands  of  dollars)


                                                               Quarter  Ended       Two Quarters Ended     Four Quarters Ended
                                                             -------------------    -------------------    -------------------
                                                             June 25    June 26     June 25    June 26     June 25    June 26
                                                               1995       1994        1995       1994        1995       1994
                                                             --------   --------    --------   --------    --------   --------
CASH PROVIDED BY (REQUIRED FOR) OPERATING ACTIVITIES
  Net  income                                                 $94,120    $50,121    $122,473    $80,493    $212,880   $162,949
  Noncash  items  included  in  income:
    Cumulative effect of changes in accounting principles                              7,320                  7,320
    Depreciation                                               26,260     26,599      52,815     53,223     105,368    105,667
    Amortization  of  excess  of  cost  over
      net  assets  acquired                                     5,506      5,489      11,093     10,855      22,095     20,837
    Amortization  of  other assets                              5,382      5,127      10,852     10,283      22,263     19,367
    Provision  for  noncurrent  deferred  taxes                    (4)     6,300          (4)    10,085      (7,457)    26,357
    Distributions  from  investees  in  excess
      of  (less  than)  earnings                                2,293     (2,360)      2,881        704      (5,361)    (8,584)
    Gain on sale of subsidiary                                (92,698)               (92,698)               (92,698)
    Other  items,  net                                         10,235      9,403      19,752     18,638      45,811     30,380
  Change in certain assets and liabilities:
    Accounts  receivable                                      (16,193)   (17,094)     (4,549)   (14,664)    (31,020)   (26,208)
    Inventories                                                (3,506)    (1,477)    (12,305)     1,903     (12,341)    11,226
    Other  current  assets                                     15,687     14,405     (24,751)     2,741     (25,388)    24,705
    Accounts  payable                                          (6,000)     9,378      (4,387)     6,918        (206)    (2,309)
    Federal and state income taxes                             15,130      6,949      36,465     14,962      22,861      7,665
    Other  current  liabilities                                (3,073)    (3,923)    (21,632)    (4,267)     16,438      2,193
                                                             --------   --------    --------   --------    --------   --------
        Net  cash  provided  by operating activities           53,139    108,917     103,325    191,874     280,565    374,245
                                                             --------   --------    --------   --------    --------   --------

 CASH PROVIDED BY (REQUIRED  FOR) INVESTING  ACTIVITIES

  Additions  to  property,  plant  and  equipment             (19,382)   (15,870)    (37,333)   (30,042)    (74,401)   (57,930)
  Other  items,  net                                           81,173     (6,572)     72,334    (40,878)     52,199    (74,394)
                                                             --------   --------    --------   --------    --------   --------
        Net  cash  provided by (required for)
              investing  activities                            61,791    (22,442)     35,001    (70,920)    (22,202)  (132,324)
                                                             --------   --------    --------   --------    --------   --------

CASH PROVIDED BY (REQUIRED FOR) FINANCING ACTIVITIES
  Proceeds  from  sale of commercial paper
    and bank borrowings                                       137,323     76,455     359,579    207,413     527,474    329,541
  Reduction  of  total  debt                                 (168,680)   (75,731)   (236,874)  (201,074)   (450,679)  (370,401)
                                                             --------   --------    --------   --------    --------   --------
        Net  change  in  total  debt                          (31,357)       724     122,705      6,339      76,795    (40,860)
  Payment  of  cash  dividends                                (18,575)   (19,107)    (38,168)   (38,304)    (77,806)   (76,527)
  Sale  of  common  stock  to  employees                        9,812      6,535      17,592     15,717      27,772     30,154
  Purchase of treasury stock                                  (62,911)   (60,738)   (215,142)   (85,860)   (266,259)   (86,871)
  Other  items,  net                                           (5,103)   (11,278)    (11,511)   (19,022)    (18,646)   (54,546)
                                                             --------   --------    --------   --------    --------   --------
        Net  cash  required  for
                financing  activities                        (108,134)   (83,864)   (124,524)  (121,130)   (258,144)  (228,650)
                                                             --------   --------    --------   --------    --------   --------
        Net  Increase  (Decrease)  in  Cash                     6,796      2,611      13,802       (176)        219     13,271
 Cash  and  short-term  cash
  investments  at  beginning  of  the  period                  16,259     20,225       9,253     23,012      22,836      9,565
                                                             --------   --------    --------   --------    --------   --------
 Cash  and  short-term  cash
  investments  at  end  of  the  period                       $23,055    $22,836     $23,055    $22,836     $23,055    $22,836
                                                             ========   ========    ========   ========    ========   ========

 Working  capital  at  end  of  period                        $31,564     $4,403     $31,564     $4,403     $31,564     $4,403
                                                             ========   ========    ========   ========    ========   ========

 See  "Notes  to  Consolidated  Financial  Statements"  and  statistical  data  on  pages 9, 10, and 20.
(/table)

Notes  to  Consolidated  Financial  Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period and four quarters ended June 25, 1995 are not necessarily indicative of the results that may be expected for the year ended
December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 25, 1994.

In the first quarter of 1995, the Company adopted Financial Accounting
Standard (FAS) 116 - "Accounting For Contributions Received and Contributions
Made." The adoption of FAS 116 resulted in $7.3 million charge (net of tax) to operations, or $.14 per share, and was recorded as a cumulative effect adjustment.

Note  2    - Debt  (Unaudited, in  thousands  of  dollars)

                                                                  Effective
                                                                  Interest               Balance at
                                                                  Rate  at    ----------------------------------
                                                                  June 25      June 25     December 25   June 26
                                                                    1995         1995         1994        1994
                                                                 ---------    ---------    ---------   ---------
Commercial  paper,  net  of  discount                                 6.1 %    $177,308      $54,764    $100,849
Notes  payable,  net  of  discount  (A)                               8.5       159,188      159,103     159,017
Debentures,  net  of  discount  (B)                                  10.0       197,713      197,637     197,548
                                                                              ---------    ---------   ---------
           Total  debt  (C)                                           8.3       534,209      411,504     457,414
Less  amounts  classified  as  current                                                                    40,000
                                                                              ---------    ---------   ---------
           Total  long-term  debt                                     8.3 %    $534,209     $411,504    $417,414
                                                                              =========    =========   =========

(A)        Represents $160 million of 8 1/2% Notes subject to mandatory pro rata amortization of 25% annually commencing 1998 through  maturity  in  2001.

(B)        Represents  $200  million  of  20-year  9 7/8%  debentures  due  in  2009.

(C)        At June 25, 1995 and June 26, 1994, interest payments of $21.8 million and $22.1 million had been made for the  year-to-date,  respectively.

Note  3    - Income  Tax  Expense
Income tax payments for the quarters ended June 25, 1995, and June 26, 1994, were $52.0 million and $23.3 million, respectively.

Management's Discussion and Analysis of the Second Quarter

Second Quarter 1995 Compared With Second Quarter 1994

Earnings per share for second quarter 1995 were $1.88, a $.96 increase from $.92 per share in 1994. The significant increase in earnings per share from prior year was due to the April 3rd sale of the Journal of Commerce (JoC). Excluding the gain on the sale of JoC, as well as reductions in the carrying value of certain investments, the results of operations contributed $.93, up $.01 from 1994. Earnings per share for the first two quarters of 1995 were $2.40 after the cumulative effect of a change in accounting principle for contributions, compared with $1.47 in 1994, a 63.3% improvement.

Net income in the second quarter was $94.1 million, up 87.8% from 1994. Excluding the JoC after-tax gain of $53.8 million and a reduction in the carrying value of certain investments ($6.0 million after tax), net income would have been $46.4 million, down $3.8 million, or 7.5%, from the same period last year. Earnings per share increased, despite the net income decline, due to a 4.5 million reduction in average shares outstanding, resulting from share repurchases.

Total operating revenue for the company rose 3.9% to $687.5 million. Operating income declined 11.1% to $84.7 million as a result of higher newsprint costs in 1995. For the year to date, total operating revenue for the company rose 5.4% to $1.4 billion. Operating income declined 2.7% to $155.7 million.

Operating Revenue

Newspaper advertising revenue increased 6.7% over the second quarter last year on a full-run ROP linage decrease of 0.1%. Improved average rates in all three advertising revenue categories and an increase in general and classified linage more than offset a 4.1% decline in full-run ROP retail linage. Year-to-date, newspaper advertising revenue increased 7.4% over 1994 on a full-run ROP linage increase of 0.8%.

Classified advertising revenue increased 12.7% over the second quarter last year on a 3.7% full-run ROP linage increase. The employment category showed the largest gain, posting a 26.0% improvement, with linage up 18.3%. This is the twelfth consecutive quarter of classified revenue year-over-year improvement and the fourth consecutive quarter of double-digit year-over-year growth. For the first two quarters, classified revenue was up 13.8% on a 4.1% full-run ROP linage improvement.

Retail advertising revenue improved by $5.3 million, or 2.7%, over last year on a 4.1% decrease in full-run ROP linage. Improved average rates and an 8.0% increase in preprints inserted more than offset the decline in full-run ROP linage. Retail revenue was up 3.5% for the year to date on a 2.4% decrease in full-run ROP linage.

General advertising revenue was $1.5 million, or 3.3%, over last year on a 4.3% increase in full-run ROP linage. For the year to date, general revenue was up 1.9% on a 2.7% rise in full-run ROP linage.

Circulation revenue increased $1.5 million, or 1.2%, due to a 2.8% increase in average rates, offset by a 1.7% decline in average seven-day circulation. Revenue was up 1.4% so far this year.

Other newspaper revenue increased by $3.7 million, or 22.2%, due in part to an increase in newsprint waste revenue that was driven by the rise in 1995 newsprint prices and in part to the growth in commercial print revenue. Other revenue was up 23.5% for the year to date.

Business Information Services (BIS) operating revenue in the second quarter declined 4.5% to $121.7 million, reflecting the loss of JoC revenue. Excluding the impact of the JoC sale, operating revenue would have been up 8.6% from second quarter 1994. Knight-Ridder Financial contributed significantly to the revenue growth, posting a $5.9 million, or 13.8%, improvement over the prior year. BIS revenue was up 1.1% for the year to date, again due to the loss of revenue from the JoC sale. Excluding the impact of the JoC sale and acquisitions, operating revenue would have been up 6.8% for the year to date.

Operating Costs

Labor and employee benefit costs rose $6.5 million, or 2.4%, on a 1.6% decline in the work force and a 3.0% increase in average wage. If not for the recent sale of the JoC, the work force would have been up 1.6% due to BIS expansion.

Newsprint, ink and supplement costs increased $28.0 million, or 35.1%, on a 0.5% increase in newsprint consumption and a 39.2% increase in the average newsprint price. These costs were up 27.3% for the first two quarters on a 1.2% increase in newsprint consumption and a 28.9% increase in the average newsprint price.

Other operating costs rose $2.0 million, or 1.1%, over second quarter 1994. The increase resulted partly from volume related costs associated with operations. Other operating costs rose 3.4% for the year to date, due primarily to increased circulation promotion costs, increased distribution costs resulting from an emphasis on alternate delivery and volume-related costs associated with operations. Excluding the impact of the JoC sale, other operating costs would have been up 4.4% in the second quarter and 5.1% for the year to date.

Depreciation and amortization decreased 0.2% from second quarter 1994, primarily due to the JoC sale. Excluding the impact of the JoC sale, depreciation and amortization would have been up 2.1% from second quarter 1994.

Non-Operating Items And Income Taxes

Interest expense, net of interest income and interest expense capitalized, decreased $329,000 from last year. This was primarily due to higher capitalized interest expense from additional investment in our newsprint presses.

Equity in earnings of unconsolidated companies and joint ventures increased by $5.1 million for the quarter and $8.2 million year to date due to earnings improvements from our newsprint mill investments, which are benefiting from the rise in newsprint prices.

The "Other, Net" line of the non-operating section increased $81.9 million over second quarter 1994 as a result of the gain on the sale of the JoC, offset by the reduction in the carrying value of certain investments, primarily Ponderay Newsprint Company.

The effective tax rate was 42.1% compared with 41.2% in the second quarter of 1994, primarily as a result of higher effective state tax rates.

Other

The sale of the Journal of Commerce to The Economist Group of London was completed on April 3rd for $115 million. The gain from the sale of the JoC was $53.8 million, after tax.

In June, we formed a joint venture partnership with Landmark Communications, Inc., that will help newspapers into the Internet access and electronic publishing business. The new company, known as InfiNet, will expand Landmark's 18-month-old Internet venture. In May, we announced the merger of Realtron Corp. with PRC Realty Systems, Inc., which is owned by News Holdings Corporation, an affiliation of Knight-Ridder, Inc., Advance Publications, Cox Newspapers, Inc., and Tribune Co.

During the second quarter of 1995, the company purchased approximately 1.1 million shares of Knight-Ridder common stock. The company has remaining authorization to repurchase 4.8 million shares and plans to repurchase additional shares should Knight-Ridder stock remain at an attractive price.

In the first quarter of 1995, the company adopted Financial Accounting Standard (FAS) 116 - "Accounting For Contributions Received and Contributions Made." The adoption of FAS 116 resulted in a $7.3 million charge to operations, or $.14 per share cumulative effective adjustment (net of tax).

Liquidity

Net cash provided by operating activities decreased to $53.1 million from $108.9 million in the second quarter of 1994. This was due largely to a decrease in operating income, the gain on the JoC sale and the accelerated timing of federal tax payments. The net cash generated from the sale of the JoC is included in investing activities. Cash and short-term cash investments were up $219,000 from June 26, 1994, and up $13.8 million from year end. Total debt increased $76.8 million from second quarter 1994 and increased $122.7 million from Dec. 25, 1994. Debt was up due to the repurchase of 1.1 million shares of the company's stock in the quarter and 5.0 million shares during the 12 months.

The total-debt-to-total-capital ratio was 32.4%, up from 25.2% at year end and 27.0% in June 1994. Approximately $322 million in aggregate unused credit lines remained at the end of the quarter. The ratio of current assets to current liabilities was 1.1:1 at June 25, 1995, and 1.0:1 at June 26, 1994 and Dec. 25, 1994.

Outlook for the Remainder of the Year

We were pleased by results for the second quarter of the year. As we look ahead to the third quarter and the year end, we believe the advertising strength we have seen thus far may not be sustained, but we expect 1995 to be a year of earnings per share growth. The average price of newsprint increased to about 40% above what was paid in 1994 in the second quarter and will be up more in the third and fourth quarters, as the price increases work their way through our inventory. For the full year, newsprint costs will be held to a level about 40% above what was paid in 1994.

BIS Division results, over the balance of the year, will reflect the absence of the Journal of Commerce, which was sold on April 3rd to The Economist Group.

The current strike against the Detroit newspaper will cause adverse financial impact, which is difficult to estimate at this time.

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


Item 6    Exhibits and Reports on Form 8-K
          --------------------------------

          a.    Exhibits Filed

                 No. 11 -    Statement Re: Computation of Per Share
                                    Earnings

                 No. 27 -    Financial Data Schedule

                 No. 99 -    Additional Exhibits

           b.    Reports on Form 8-K

                 No reports were filed on Form 8-K during the quarter ended June 25, 1995.



                                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          KNIGHT-RIDDER, INC.
                                          (Registrant)




Date   August 7, 1995
                                          Ross Jones
                                          Senior Vice President/Finance &
                                          Chief Financial Officer
                                          (Chief Accounting Officer and Duly
                                          Authorized Officer of Registrant)

COMPUTATION OF PER SHARE EARNINGS
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)                      EXHIBIT 11
                                                                      ==========

                                                Quarter Ended           Two Quarters Ended
                                            --------------------       -------------------
                                            June 25      June 26       June 25     June 26
                                              1995        1994          1995        1994
                                             -------     -------       -------     -------
PRIMARY
Average shares outstanding                    49,697      54,133        50,643      54,443

Net effect of dilutive
    stock options-based on the
    Treasury Stock method using the
    average market price                         364         415           329         447
                                             -------     -------       -------     -------
                 TOTAL                        50,061      54,548        50,972      54,890
                                             =======     =======       =======     =======

Income before cumulative effect of
   change in accounting principle            $94,120     $50,121      $129,793     $80,493

Cumulative effect of change in
   accounting principle for contributions                               (7,320)
                                             -------     -------       -------     -------
Net Income                                   $94,120     $50,121      $122,473     $80,493
                                             =======     =======       =======     =======

Earnings per Common and Common Equivalent Share

Income before cumulative effect
   of change in accounting principle           $1.88       $0.92         $2.54       $1.47

Cumulative effect of change in
   accounting principle                                                  (0.14)
                                             -------     -------       -------     -------
   Per share amount from net income            $1.88       $0.92         $2.40       $1.47
                                             =======     =======       =======     =======
FULLY DILUTED
Average shares outstanding                    49,697      54,133        50,643      54,443

Net effect of dilutive
  options - based upon Treasury
  Stock method using the higher
  of quarter-end or average
  market price                                   433         371           421         472
                                             -------     -------       -------     -------
                 TOTAL                        50,130      54,504        51,064      54,915
                                             =======     =======       =======     =======

Income before cumulative effect of
   change in accounting principle            $94,120     $50,121      $129,793     $80,493

Cumulative effect of change in
   accounting principle for contributions                               (7,320)
                                             -------     -------       -------     -------
Net Income                                   $94,120     $50,121      $122,473     $80,493
                                             =======     =======       =======     =======

Earnings per Common and Common Equivalent Share

Income before cumulative effect
   of change in accounting principle           $1.88       $0.92         $2.54       $1.47

Cumulative effect of change in
   accounting principle                                                  (0.14)
                                             -------     -------       -------     -------
Per share amount from net income               $1.88       $0.92         $2.40       $1.47
                                             =======     =======       =======     =======
                                        -17-