Form 10-Q
period 1995-09-24
KNIGHT RIDDER INC
filed 1995-11-07
CIK 205520

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED           September 24, 1995
                            ------------------

COMMISSION FILE NUMBER  1-7553
                        ------

                           KNIGHT-RIDDER, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             FLORIDA                                    38-0723657
--------------------------------------------------------------------------------
   (State of Incorporation)             (I.R.S. Employer Identification No.)


                    ONE HERALD PLAZA, MIAMI, FLORIDA   33132
                    ----------------------------------------
                    (Address of principal executive offices)


                               (305) 376-3800
--------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                             NOT APPLICABLE
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.02 1/12 Par Value - 48,514,399 shares as of October 29, 1995.

                           Table of Contents for 10-Q

                                                                        Page
                                                                        ----
PART I.     FINANCIAL INFORMATION


Item 1.     Financial Statements (Unaudited)
            Consolidated Statement of Income                            4
            Consolidated Balance Sheet                                  5
            Consolidated Statement of Cash Flows                        6
            Notes to Consolidated Financial Statements                  7-8

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations               9-11


PART II.    OTHER INFORMATION

            Item 6 - Exhibits and Reports on 8-K                        12


SIGNATURE                                                               12

Exhibit 11  Statement Re: Computation of Per Share Earnings             13
Exhibit 27  Financial Data Schedule                                     14
Exhibit 99  Additional Exhibits                                         15-17

Consolidated Statement Of Income (Unaudited, in thousands of dollars, except share data)

                                                           Quarter Ended            Three Quarters Ended      Four Quarters Ended
                                                        --------------------       ---------------------     ---------------------
                                                        Sept. 24    Sept. 25       Sept. 24     Sept. 25     Sept. 24     Sept. 25
                                                          1995        1994           1995         1994         1995         1994
                                                          ----        ----           ----         ----         ----         ----
OPERATING REVENUE
 Newspapers
  Advertising
   Retail                                               $172,606    $182,220      $  554,482   $  551,086   $  795,872   $  781,011
   General                                                37,729      40,337         132,051      132,871      183,649      177,506
   Classified                                            167,433     155,511         509,922      456,594      659,756      587,110
                                                        --------    --------      ----------   ----------   ----------   ----------
    Total                                                377,768     378,068       1,196,455    1,140,551    1,639,277    1,545,627
  Circulation                                            117,549     120,475         363,187      362,790      484,978      483,616
  Other                                                   20,658      15,990          59,192       47,192       78,968       62,873
                                                        --------    --------      ----------   ----------   ----------   ----------
    Total Newspapers                                     515,975     514,533       1,618,834    1,550,533    2,203,223    2,092,116
 Business Information Services                           122,019     128,080         381,214      384,493      510,760      495,558
                                                        --------    --------      ----------   ----------   ----------   ----------
    Total Operating Revenue                              637,994     642,613       2,000,048    1,935,026    2,713,983    2,587,674
                                                        --------    --------      ----------   ----------   ----------   ----------

OPERATING COSTS
 Labor and employee benefits                             269,529     269,568         823,608      805,947    1,107,078    1,069,623
 Newsprint, ink and supplements                          111,295      81,801         314,077      241,113      408,866      328,664
 Other operating costs                                   200,771     178,539         575,483      540,804      777,733      710,460
 Depreciation and amortization                            37,318      37,428         112,078      111,789      149,616      146,936
                                                        --------    --------      ----------   ----------   ----------   ----------
    Total Operating Costs                                618,913     567,336       1,825,246    1,699,653    2,443,293    2,255,683
                                                        --------    --------      ----------   ----------   ----------   ----------

OPERATING INCOME                                          19,081      75,277         174,802      235,373      270,690      331,991
                                                        --------    --------      ----------   ----------   ----------   ----------

OTHER INCOME (EXPENSE)
 Interest expense                                        (12,791)    (11,394)        (37,804)     (33,578)     (48,811)     (45,280)
 Interest expense capitalized                                496         249           1,107          312        1,269          364
 Interest income                                           2,252       1,510           6,655        4,125        8,600        5,370
 Equity in earnings of unconsolidated
  companies and joint ventures                             5,592         733          13,936          925       20,423        3,948
 Minority interests in earnings of
  consolidated subsidiaries                               (2,007)     (2,292)         (5,990)      (7,395)      (8,245)     (10,327)
 Other, net                                                 (528)       (997)         83,576          248       82,416          421
                                                        --------    --------      ----------   ----------   ----------   ----------
    Total                                                 (6,986)    (12,191)         61,480      (35,363)      55,652      (45,504)
                                                        --------    --------      ----------   ----------   ----------   ----------
Income before income taxes                                12,095      63,086         236,282      200,010      326,342      286,487
Income taxes                                               5,505      25,843          99,899       82,274      136,795      117,546
                                                        --------    --------      ----------   ----------   ----------   ----------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE                                   6,590      37,243         136,383      117,736      189,547      168,941

Cumulative effect of change in
 accounting principle for contributions                                               (7,320)                   (7,320)
                                                        --------    --------      ----------   ----------   ----------   ----------
    Net income                                          $  6,590    $ 37,243      $  129,063   $  117,736   $  182,227   $  168,941
                                                        ========    ========      ==========   ==========   ==========   ==========

EARNINGS PER COMMON AND
 COMMON EQUIVALENT SHARE

 Income before cumulative effect of
  change in accounting principle                        $   0.13    $   0.69           $2.71   $     2.16   $     3.70   $     3.09
 Cumulative effect of change in accounting principle                                   (0.15)                    (0.14)
                                                        --------    --------      ----------   ----------   ----------   ----------
   Net income                                           $   0.13    $   0.69      $     2.56   $     2.16   $     3.56   $     3.09
                                                        ========    ========      ==========   ==========   ==========   ==========

DIVIDENDS DECLARED
  PER COMMON SHARE                                      $   0.37    $   0.37 *    $     1.11   $     1.09   $     1.48   $     1.44
                                                        ========    ========      ==========   ==========   ==========   ==========

AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING (000s)                    49,414      53,825          50,453       54,535       51,213       54,688
                                                        ========    ========      ==========   ==========   ==========   ==========

* Excludes dividend of $.37 per common share which was declared June 28, 1994, and was presented in the interim financial information for the quarter ended June 26, 1994.

See "Notes to Consolidated Financial Statements" and statistical data on pages 7 and 8.

Consolidated Balance Sheet (Unaudited, in thousands of dollars, except share data)

                                                                     September 24   December 25   September 25
                                                                        1995           1994          1994
                                                                        ----           ----          ----
ASSETS

CURRENT ASSETS
  Cash, including short-term cash investments of $150
    in 1995, $150 in December 1994 and $1,498
    in September 1994                                               $    17,653    $     9,253   $    15,853
  Accounts receivable, net of allowances of $14,053 in
    1995, $13,728 in December 1994 and $15,038
    in September 1994                                                   310,470        317,687       285,773
  Inventories                                                            63,357         39,555        40,278
  Other current assets                                                   87,541         56,309        69,764
                                                                    -----------    -----------   -----------

      Total Current Assets                                              479,021        422,804       411,668
                                                                    -----------    -----------   -----------

INVESTMENTS AND OTHER ASSETS
  Equity in unconsolidated companies and joint ventures                 307,258        293,205       287,762
  Other                                                                 242,545        190,515       185,435
                                                                    -----------    -----------   -----------

      Total Investments and Other Assets                                549,803        483,720       473,197
                                                                    -----------    -----------   -----------

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                                  66,918         66,950        66,977
  Buildings and improvements                                            379,967        383,696       378,976
  Equipment                                                           1,183,398      1,209,360     1,196,908
  Construction and equipment installations in progress                   45,236         17,099        18,976
                                                                    -----------    -----------   -----------
                                                                      1,675,519      1,677,105     1,661,837
  Less accumulated depreciation                                         862,050        844,593       827,392
                                                                    -----------    -----------   -----------

      Net Property, Plant and Equipment                                 813,469        832,512       834,445
                                                                    -----------    -----------   -----------

EXCESS OF COST OVER NET ASSETS ACQUIRED
  Less accumulated amortization of $198,514 in 1995,
  $182,402 in December 1994 and $176,885 in September 1994              685,635        708,153       712,794
                                                                    -----------    -----------   -----------

      Total                                                         $ 2,527,928    $ 2,447,189   $ 2,432,104
                                                                    ===========    ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $   146,830    $   136,817   $   115,560
  Accrued expenses and other liabilities                                109,271         98,993       102,671
  Accrued compensation and amounts withheld from employees               87,244         96,917        83,864
  Federal and state income taxes                                              4          1,368        12,722
  Deferred revenue                                                       66,494         66,953        63,178
  Dividends payable                                                      18,000         19,593        19,789
  Short-term borrowings and current portion of long-term
      debt                                                                                            10,008
                                                                    -----------    -----------   -----------

      Total Current Liabilities                                         427,843        420,641       407,792
                                                                    -----------    -----------   -----------

NONCURRENT LIABILITIES
    Long-term debt                                                      593,479        411,504       409,038
    Deferred federal and state income taxes                             149,816        138,611       150,811
    Postretirement benefits other than pensions                         165,536        166,682       169,469
    Employment benefits and other noncurrent liabilities                101,670         84,264        70,590
                                                                    -----------    -----------   -----------

        Total Noncurrent Liabilities                                  1,010,501        801,061       799,908
                                                                    -----------    -----------   -----------

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES                             859            833         2,189
                                                                    -----------    -----------   -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Common Stock, $.02 1/12 par value; shares authorized -
      250,000,000; shares issued - 48,733,249 in 1995,
      52,892,720 in December 1994 and 53,502,640 in September 1994        1,015          1,102         1,115
    Additional capital                                                  297,674        326,392       331,274
    Retained earnings                                                   767,812        897,160       889,826
    Unrealized gains on investments                                      22,224
                                                                    -----------    -----------   -----------
        Total Shareholders' Equity                                    1,088,725      1,224,654     1,222,215
                                                                    -----------    -----------   -----------

        Total                                                       $ 2,527,928    $ 2,447,189   $ 2,432,104
                                                                    ===========    ===========   ===========

See "Notes to Consolidated Financial Statements" and statistical data on pages 7 and 8.

Consolidated Statement of Cash Flows (Unaudited, in thousands of dollars)


                                                            Quarter Ended       Three Quarters Ended     Four Quarters Ended
                                                         --------------------   ---------------------   ---------------------
                                                         Sept. 24    Sept. 25    Sept. 24    Sept. 25    Sept. 24    Sept. 25
                                                           1995        1994        1995        1994        1995        1994
                                                         --------   ---------   ---------   ---------   ---------   ---------
CASH PROVIDED BY (REQUIRED FOR) OPERATING ACTIVITIES
  Net income                                             $  6,590   $  37,243   $ 129,063   $ 117,736   $ 182,227   $ 168,941
  Noncash items deducted from (included in) income:
     Cumulative effect of change in accounting principle                            7,320                   7,320
     Depreciation                                          26,078      26,819      78,893      80,042     104,627     105,703
     Amortization of excess of cost over
        net assets acquired                                 5,521       5,484      16,614      16,339      22,132      21,358
     Amortization of other assets                           5,719       5,125      16,571      15,408      22,857      19,875
     Provision for noncurrent deferred taxes                   (5)      4,747          (9)     14,832     (12,209)     24,178
     Distributions from investees in excess
        of (less than) earnings                             2,145      (2,749)      5,026      (2,045)       (467)    (10,621)
     Gain on sale of subsidiary                                                   (92,698)                (92,698)
     Other items, net                                       6,048       8,486      25,800      27,124      43,373      30,650
  Change in certain assets and liabilities:
     Accounts receivable                                    1,333       5,442      (3,216)     (9,222)    (35,129)    (17,358)
     Inventories                                          (11,610)       (759)    (23,915)      1,144     (23,192)      7,489
     Other current assets                                  (9,719)    (12,214)    (34,470)     (9,473)    (22,893)     10,227
     Accounts payable                                      10,377     (16,297)      5,990      (9,379)     26,468      (8,270)
     Federal and state income taxes                       (37,829)     (2,251)     (1,364)     12,711     (12,717)     17,539
     Other current liabilities                             25,040      28,803       3,408      24,536      12,675      40,246
                                                         --------   ---------   ---------   ---------   ---------   ---------
           Net cash provided by operating activities       29,688      87,879     133,013     279,753     222,374     409,957
                                                         --------   ---------   ---------   ---------   ---------   ---------

CASH PROVIDED BY (REQUIRED FOR) INVESTING ACTIVITIES

  Additions to property, plant and equipment              (24,793)    (17,275)    (62,126)    (47,317)    (81,919)    (61,644)
  Other items, net                                        (11,335)     (9,012)     60,999     (49,890)     49,876     (70,438)
                                                         --------   ---------   ---------   ---------   ---------   ---------
           Net cash required for investing activities     (36,128)    (26,287)     (1,127)    (97,207)    (32,043)   (132,082)
                                                         --------   ---------   ---------   ---------   ---------   ---------

CASH PROVIDED BY (REQUIRED FOR) FINANCING ACTIVITIES
  Proceeds from sale of commercial paper
     and bank borrowings                                  156,200      65,107     515,779     272,520     618,567     324,412
  Reduction of loan debt                                  (96,930)   (103,475)   (333,804)   (304,549)   (444,134)   (422,063)
                                                         --------   ---------   ---------   ---------   ---------   ---------
           Net change in total debt                        59,270     (38,368)    181,975     (32,029)    174,433     (97,651)
  Payment of cash dividends                               (18,210)    (19,849)    (56,378)    (58,153)    (76,167)    (77,283)
  Sale of common stock to employees                        24,220       3,957      41,812      19,674      48,035      29,447
  Purchase of treasury stock and stock tendered
     under stock option plans                             (59,101)    (13,761)   (274,243)    (99,621)   (311,599)    (99,621)
  Other items, net                                         (5,141)       (554)    (16,652)    (19,576)    (23,233)    (28,777)
                                                         --------   ---------   ---------   ---------   ---------   ---------
           Net cash provided by (required for)
               financing activities                         1,038     (68,575)   (123,486)   (189,705)   (188,531)   (273,885)
                                                         --------   ---------   ---------   ---------   ---------   ---------
           Net Increase (Decrease) in Cash                 (5,402)     (6,983)      8,400      (7,159)      1,800       3,990
  Cash and short-term cash
     Investments at beginning of the period                23,055      22,836       9,253      23,012      15,853      11,863
                                                         --------   ---------   ---------   ---------   ---------   ---------

  Cash and short-term cash
     Investments at end of the period                    $ 17,653   $  15,853   $  17,653   $  15,853   $  17,653   $  15,853
                                                         ========   =========   =========   =========   =========   =========

  Working capital at end of the period                   $ 51,178   $   3,876   $  51,178   $   3,876   $  51,178   $   3,876
                                                         ========   =========   =========   =========   =========   =========


  See "Notes to Consolidated Financial Statements" and statistical data on pages 7 and 8.

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period and four quarters ended September 24, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 25, 1994.

The Company adopted the provisions of Financial Accounting Standard (FAS) 115 - "Accounting for Certain Investments in Debt and Equity Securities" for investments held as of or acquired after January 1, 1994. The Company has certain equity investments, classified as assets held for sale. These investments are carried on the balance sheet at fair market value, with the related unrealized gains (net of tax), reported as a separate component of shareholders' equity, which resulted in an unrealized gain (net of tax), of $22.2 million at September 24, 1995.

In the first quarter of 1995, the Company adopted Financial Accounting Standard
(FAS) 116 - "Accounting For Contributions Received and Contributions Made."
The adoption of FAS 116 resulted in a $7.3 million charge (net of tax) to operations, or $.14 per share, and was recorded as a cumulative effect adjustment.

Note 2 - Debt (Unaudited, in thousands of dollars)

                                                                  Effective
                                                                   Interest                  Balance at
                                                                   Rate at       ----------------------------------
                                                                   Sept. 24      Sept. 24     December 25  Sept. 25
                                                                     1995          1995          1994        1994
                                                                     ----          ----          ----        ----
Commercial paper, net of discount                                     5.9 %       $236,497     $ 54,764    $ 62,393
Notes payable, net of discount (a)                                    8.5          159,231      159,103     159,060
Debentures, net of discount (b)                                      10.0          197,751      197,637     197,593
                                                                                  --------     --------    --------
           Total debt (c)                                             8.0          593,479      411,504     419,046
Less amounts classified as current                                                                           10,008
                                                                                  --------     --------    --------
           Total long-term debt                                       8.0 %       $593,479     $411,504    $409,038
                                                                                  ========     ========    ========


(a) Represents $160 million of 8 1/2% Notes subject to mandatory pro rata amortization of 25% annually commencing 1998 through maturity in 2001.

(b)        Represents $200 million of 20-year 9 7/8% debentures due in 2009.

(c) At Sept. 24, 1995 and Sept. 25, 1994, interest payments of $31.7 million and $29.5 million had been made for the year-to-date, respectively.

Note 3 - Income Tax Payments
Income tax payments for the three quarters ended Sept. 24, 1995 and Sept. 25, 1994, were $110.9 million and $45.5 million, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THIRD QUARTER

Third Quarter 1995 Compared With Third Quarter 1994

        Earnings per share for third quarter 1995 were $.13, down $.56 from the $.69 per share reported in 1994, due primarily to the impact of the Detroit strike, which began July 13th and is still in effect. The strike represented $.50 of the $.56 EPS shortfall. The remainder of the shortfall was due to the increase in newsprint prices from 1994, costs associated with our efforts to streamline our financial, purchasing and administrative functions and certain severance costs. These additional costs were offset by earnings from our equity investments and the favorable impact of share repurchases. For the year to date, earnings per share were $2.56, after the cumulative effect of change in accounting principle for contributions, compared with $2.16 in 1994, an 18.5% improvement, reflecting the $1.07 gain on the sale of the Journal of Commerce
(JoC), which was recognized in the second quarter of 1995.

        Net income for the quarter was $6.6 million, down 82.3% from 1994. For the year to date, net income was up $11.3 million, or 9.6%, again reflecting the gain on the sale of the JoC.

        Total operating revenue for the quarter was $638.0 million, down 0.7%, from 1994. Excluding Detroit, total operating revenue was up 3.1% from 1994. Operating income declined from $75.3 million in 1994 to $19.1 million in 1995. Operating income, excluding Detroit, was down 20.2% from 1994, primarily as a result of higher newsprint costs in 1995.

        For the year to date, total operating revenue for the quarter rose 3.4% to $2.0 billion. Operating income was $174.8 million, down 25.7% from 1994. Total year-to-date operating revenue, excluding Detroit, was up 4.7% from 1994, but operating income was down 7.7%.

OPERATING REVENUE Newspaper advertising revenue decreased 0.1% from the third quarter last year, on a full-run ROP linage decrease of 2.4%. Excluding Detroit, newspaper advertising revenue increased 5.7% from 1994, on a full-run ROP linage decrease of 1.3%. Year to date, newspaper advertising revenue increased 4.9% over 1994, on a full-run ROP linage decrease of 0.2%. Newspaper advertising revenue for the year, excluding Detroit, increased 6.9% from 1994.

        Despite the Detroit strike, classified advertising revenue reflected a 7.7% increase over the third quarter last year, on a 1.7% full-run ROP linage increase. This is the thirteenth consecutive quarter of classified revenue year-over-year improvement. The employment category showed the largest gain, posting a 19.3% improvement, with linage up 10.5%. Classified revenue, excluding Detroit, increased 13.2% from 1994. For the year to date, classified revenue was up 11.7%, on a 3.3% full-run ROP linage improvement. Excluding Detroit, classified revenue was up 13.7% for the year.

        Retail advertising revenue was $172.6 million, down 5.3%, from last year on a 6.4% decrease in full-run ROP linage. Excluding Detroit, retail advertising revenue was up 1.1% from third quarter 1994. Retail revenue was up 0.6% for the year to date on a 3.7% decrease in full-run ROP linage. Retail revenue, excluding Detroit, was up 2.6% for the year, on a 3.6% decrease in full-run ROP linage.

        General advertising revenue was $37.7 million, down 6.5%, from last year on a 2.9% decrease in full-run ROP linage. General advertising revenue, excluding Detroit, was down 3.1% from 1994, on a 1.2% decrease in full-run ROP linage. For the year to date, general revenue was down 0.6% on a 1.0% rise in full-run ROP linage. Excluding Detroit, general revenue was up 0.4% for the year to date, on a 1.5% increase in full-run ROP linage.

        Circulation revenue decreased 2.4% to $117.5 million. Circulation revenue, excluding Detroit, increased 1.4%, due to a 3.3% increase in average rates, offset by a 1.8% decline in average seven-day circulation. Circulation revenue was up 0.1%, so far this year. Excluding Detroit, circulation revenue was up 1.6% for the year to date.

        Other newspaper revenue increased by $4.7 million, or 29.2%. This improvement resulted primarily from increased newsprint waste revenue and the growth in augmentation revenue, as a result of continued efforts to augment traditional newspaper revenue with new related sources of revenue. Other revenue was up 25.4% for the year to date.

        Business Information Services (BIS) operating revenue in the third quarter declined 4.7% to $122.0 million, reflecting the absence of JoC revenue. Excluding the JoC, operating revenue would have been up 7.5% from third quarter 1994. Knight-Ridder Financial contributed significantly to the revenue growth, posting a $5.2 million, or 11.4%, improvement over the prior year. Knight-Ridder Information operating revenue grew moderately during the quarter, up 4.3% from 1994. BIS revenue was down 0.9% for the year to date, again due to the absence of revenue from the JoC. Excluding the JoC and acquisitions, operating revenue would have been up 7.2% for the year to date.

OPERATING COSTS Labor and employee benefit costs were flat with third quarter 1994, on a 4.3% decline in the workforce and a 3.4% increase in average wage rate, reflecting the Detroit strike impact and the sale of the JoC. For the year to date, labor and employee benefits rose 2.2%, on a 1.9% decrease in the work force and a 3.7% increase in average wages.

        Newsprint, ink and supplement costs increased $29.5 million, or 36.1%, on a 4.4% decrease in newsprint consumption and a 47.4% increase in the average newsprint price. These costs were up 30.3% on a 0.6% decrease in newsprint consumption and a 34.9% increase in the average newsprint price per tonne. Newsprint consumption for the quarter and year to date reflected the lower linage and circulation related to the Detroit strike.

        Other operating costs rose 12.5% to $200.8 million from third quarter 1994 and 6.4% for the year to date. The increase resulted primarily from Detroit strike costs. Excluding Detroit and the JoC, other operating costs increased 1.5% in the third quarter and 3.9% for the year to date. The increase in operating costs, absent Detroit, was partly due to volume-related costs associated with BIS operations.

        Depreciation and amortization decreased 0.3% from third quarter 1994 primarily due to the JoC sale. Excluding JoC, depreciation and amortization would have been up 1.3% from third quarter 1994.

NON-OPERATING ITEMS AND INCOME TAXES Interest expense, net of interest income and interest expense capitalized, increased $408,000 over third quarter 1994, due to higher debt levels during the quarter. The average debt balance for the quarter was up $94.9 million from the third quarter of last year, reflecting the impact of our share repurchase program.

        Equity in earnings of unconsolidated companies and joint ventures increased by $4.9 million and $13.0 million year to date, due primarily to earnings improvements from our newsprint mill investments, which are benefiting from the increased newsprint prices over last year.

        For the year to date, the "Other, Net" line of the non-operating section reflects an $83.3 million increase over 1994 as a result of the sale of the JoC, offset by the reduction in the carrying value of certain investments, primarily Ponderay Newsprint Company.

        The effective tax rate was 45.5%, compared with 41.0% in the third quarter of 1994, as a result of the strike impact on pre-tax income which increased the relative mix of non-deductible tax items, primarily goodwill amortization.

OTHER During the third quarter, Knight-Ridder, Inc., and Lesher Communications, Inc., reached an agreement for Knight-Ridder to purchase the Lesher business for $360 million. Lesher, a privately held newspaper company based in Walnut Creek, Calif., publishes four daily newspapers in contiguous Contra Costa and eastern Alameda County markets in the East Bay area of northern California. The purchase closed on Oct. 31st.

        In August, the company announced that it would acquire a 100% interest in The CARL Corporation, a leading provider of library automation services. In a related announcement, the company announced that it would acquire total interest in The UnCover Company, a joint partnership of The CARL Corporation and Blackwell Limited. Both acquisitions closed in October 1995.

        Also in August, the company acquired a minority investment in Teltech Resource Network Corporation, the leading independent provider of technical research, analysis and information management services to U.S. industry.

        During the third quarter of 1995, the company purchased slightly over one million shares of Knight-Ridder common stock. The company has remaining authorization to repurchase 3.7 million shares and plans to repurchase additional shares should Knight-Ridder stock remain at an attractive price.

        The company adopted the provisions of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" for investments held as of or acquired after Jan. 1, 1994. The company has certain equity investments classified as assets held for sale. These investments are carried on the balance sheet at fair value, with related unrealized gains reported as a separate component of shareholders' equity.

        In the first quarter of 1995, the company adopted Financial Accounting Standard (FAS) 116 _ "Accounting For Contributions Received and Contributions Made." The adoption of FAS 116 resulted in a $7.3 million charge to operations, or $.14 per share cumulative effective adjustment (net of tax).

LIQUIDITY Net cash provided by operating activities decreased to $29.7 million from $87.9 million in the third quarter of 1994. This was due largely to the strike-related decrease in operating income, a decrease in federal and state income taxes due to the timing of federal tax payments for the JoC sale, and other changes in working capital. Cash and short-term cash investments were up $1.8 million from Sept. 25, 1994, and up $8.4 million from year end. Total debt increased $174.4 million from third quarter 1994 and increased $182.0 million from Dec. 25, 1994. Debt was up due to the repurchase of slightly over one million shares of the company's stock in the quarter and 5.8 million shares during the 12 months, offset by the proceeds from the sale of the JoC.

        The total-debt-to-total-capital ratio was 35.3%, up from 25.2% at year end and 25.5% in September 1994. Approximately $264 million in aggregate unused credit lines remained at the end of the quarter. The ratio of current assets to current liabilities was 1.1:1 at Sept. 24, 1995, 1.0:1 at Sept. 25, 1994, and Dec. 25, 1994. The company increased its revolving credit and term loan agreement, which is used to back up the commercial paper program from $500 milion to $800 million in October 1995.

OUTLOOK FOR THE REMAINDER OF THE YEAR The third quarter of 1995 was a difficult one for Knight-Ridder because of the financial impact of the Detroit strike. As we look ahead to the fourth quarter and the year, we believe that classified advertising revenue will remain sufficiently strong to maintain overall advertising increases at their current levels. Detroit operating losses will be substantially reduced in the fourth quarter, positioning us for steady upward momentum as we look towards 1996. The average price of newsprint increased about 48% above what was paid in the third quarter of 1994 and will be up about 50% in the fourth quarter, as the price increases work their way through our inventory. For the full year, newsprint costs will be held to a level about 40% above what was paid in 1994. Restructuring at certain newspapers and BIS companies will also mandate additional severance costs before the end of the year, but these charges will provide the framework for substantially more efficient operations moving forward.

        BIS Division results, over the balance of the year, will reflect the absence of the Journal of Commerce, which was sold on April 3rd to The Economist Group.

PART II.  OTHER INFORMATION

OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are omitted as inapplicable, not required, or because the information is included in the consolidated financial information.


Item 6    Exhibits and Reports on Form 8-K

          a.    Exhibits Filed

                 No. 11 -    Statement Re: Computation of Per Share
                                    Earnings

                 No. 27 -    Financial Data Schedule (for SEC use only)

                 No. 99 -    Additional Exhibits

           b.    Reports on Form 8-K

                 No reports were filed on Form 8-K during the quarter ended September 24, 1995.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          KNIGHT-RIDDER, INC.
                                          (Registrant)




Date   November 7, 1995
                                          Gary R. Effren
                                          Vice President/Controller
                                          (Chief Accounting Officer and Duly
                                          Authorized Officer of Registrant)