Form 10-K
period 1995-12-31
KNIGHT RIDDER INC
filed 1996-03-20
CIK 205520

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended DECEMBER 31, 1995      Commission file number 1-7553

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

      Title of each class          Name of each exchange on which registered
Common Stock, $.02 1/12 Par Value            New York Stock Exchange
                                             Frankfurt Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      none

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value is computed by reference to the price at which the stock was sold as of March 3, 1996: $3,405,075,516.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: March 3, 1996 - 48,905,932 one class Common Stock, $.02 1/12 Par Value

                      DOCUMENTS INCORPORATED BY REFERENCE
(1) Portions of definitive Proxy Statement dated March 12, 1996, in connection with the Annual Meeting of Shareholders to be held on April 23, 1996, are incorporated into Part III.

(2) Portions of the Company's Form 10-K filed March 23, 1994 are incorporated into Part IV.

(3) Portions of the Company's Form 10-K filed March 24, 1995 are incorporated into Part IV.

(4) Portions of the Company's Form 10-K filed in March 1981 are incorporated into Part IV.

(5)   Registration Statement No. 33-28010 on Form S-3 is incorporated into
      Part IV.

Table of Contents for 1995 10-K

                                                                            Page
                                                                            ----
PART I
 Item  1. Business                                                          3-8

 Item  2. Properties                                                        3-8

 Item  3. Legal Proceedings                                                 8

 Item  4. Submission of Matters to a Vote
          of Security Holders                                               8


PART II
 Item  5. Market for Registrant's Common Stock
          and Related Stockholder Matters                                   9-10

 Item  6. Selected Financial Data                                          11-12

 Item  7. Management's Discussion and Analysis
          of Financial Condition and Results of Operations                 13-19

 Item  8. Financial Statements and Supplementary Data                      20-36

 Item  9. Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                           37

PART III
 Item 10. Directors and Executive Officers of the Registrant               37-39

 Item 11. Executive Compensation                                           40

 Item 12. Security Ownership of Certain Beneficial Owners and
          Management                                                       40

 Item 13. Certain Relationships and Related Transactions                   40

 PART IV
 Item 14. Exhibits, Financial Statement Schedule and Reports
          on Form 8-K                                                      40-42

 SIGNATURES                                                                43-45


 SCHEDULES                                                                 46-47


 EXHIBITS                                                                  48-56

PART I
ITEM 1 AND 2  BUSINESS/PROPERTIES

THE COMPANY
         Knight-Ridder, Inc., was formed in 1974 by a merger between Knight Newspapers, Inc., and Ridder Publications, Inc.
        In 1903, Charles Landon Knight purchased the Akron Beacon Journal. Knight Newspapers was founded by John S. Knight, who inherited the Beacon Journal from his father in 1933. Ridder Publications was founded in 1892 when Herman Ridder acquired the German-language Staats-Zeitung in New York. Both groups flourished, each taking its stock public in 1969. The merger created a company with operations coast to coast.
        The Business Information Services Division was formally established in 1983. Dialog Information Services, Inc., (now Knight-Ridder Information, Inc.,) was acquired in 1988.
        Knight-Ridder, Inc., was incorporated in Ohio in 1974. Headquartered in Miami, the company was reincorporated in Florida in 1976.

HEADQUARTERS / EMPLOYEES
         The company is headquartered in Miami, Fla., and employs more than 22,800 people worldwide.


BUSINESS SEGMENT INFORMATION



(IN THOUSANDS OF DOLLARS)                                        1995             1994            1993
                                                              ----------       ----------      ----------
OPERATING REVENUE
  Newspapers  . . . . . . . . . . . . . . . . . . .           $2,250,182       $2,134,922      $2,012,823
  Business Information Services . . . . . . . . . .              501,652          514,039         438,525
                                                              ----------       ----------      ----------
                                                              $2,751,834       $2,648,961      $2,451,348
                                                              ==========       ==========      ==========
OPERATING INCOME
  Newspapers  . . . . . . . . . . . . . . . . . . .           $  281,146       $  350,856      $  298,767
  Business Information Services . . . . . . . . . .               12,022           23,110          23,405
  Corporate . . . . . . . . . . . . . . . . . . . .              (52,884)         (42,705)        (37,315)
                                                              ----------       ----------      ----------
                                                              $  240,284       $  331,261      $  284,857
                                                              ==========       ==========      ==========
OPERATING PROFIT MARGIN
  Newspapers  . . . . . . . . . . . . . . . . . . .                12.5%            16.4%           14.8%
  Business Information Services . . . . . . . . . .                 2.4%             4.5%            5.3%

DEPRECIATION AND AMORTIZATION
  Newspapers  . . . . . . . . . . . . . . . . . . .           $   96,051       $   94,927      $   94,600
  Business Information Services . . . . . . . . . .               52,871           52,714          45,525
  Corporate . . . . . . . . . . . . . . . . . . . .                2,690            1,686           1,633
                                                              ----------       ----------      ----------
                                                              $  151,612       $  149,327      $  141,758
                                                              ==========       ==========      ==========
IDENTIFIABLE ASSETS
  Newspapers  . . . . . . . . . . . . . . . . . . .           $1,948,894       $1,553,160      $1,578,935
  Business Information Services . . . . . . . . . .              600,040          589,147         548,266
  Corporate . . . . . . . . . . . . . . . . . . . .              456,776          304,882         304,231
                                                              ----------       ----------      ----------
                                                              $3,005,710       $2,447,189      $2,431,432
                                                              ==========       ==========      ==========
CAPITAL EXPENDITURES
  Newspapers  . . . . . . . . . . . . . . . . . . .           $   73,560       $   32,896      $   27,971
  Business Information Services . . . . . . . . . .               29,577           33,470          40,329
  Corporate . . . . . . . . . . . . . . . . . . . .               17,888              744           1,241
                                                              ----------       ----------      ----------
                                                              $  121,025       $   67,110      $   69,541
                                                              ==========       ==========      ==========
FULL-TIME EQUIVALENT EMPLOYEES (FTES, YEAR END)
  Newspapers  . . . . . . . . . . . . . . . . . . .              18,735+           17,938          18,058
  Business Information Services . . . . . . . . . .                2,312            2,568           2,168
  Corporate . . . . . . . . . . . . . . . . . . . .                  215              190             192
                                                              ----------       ----------      ----------
                                                                  21,262           20,696          20,418
                                                              ==========       ==========      ==========


+Includes 1,133 FTEs from Contra Costa Newspapers, acquired Oct. 31, 1995

NEWSPAPERS



        Knight-Ridder's Newspaper Division had 31 daily newspapers and 10 nondaily newspapers at the end of 1995.
        Newspaper operating revenue is derived primarily from the sale of newspaper advertising. Due to seasonal factors such as heavier retail selling during the winter and spring holiday seasons, advertising income fluctuates significantly throughout the year. Consecutive quarterly results are not uniform or comparable and are not indicative of the results over an entire year.
        Each of Knight-Ridder's newspapers is operated on a substantially autonomous basis by local management appointed by corporate headquarters in Miami. Each newspaper is free to manage its own news coverage, set its own editorial policies and establish most business practices. Basic business policies, however, are set by the corporate staff in Miami. Editorial services and quality control also are provided by the corporate staff.
        Each newspaper is served by the company-owned news bureau in Washington, D.C. A supplemental news service provided by KRT Information Services, a partnership between Knight-Ridder and Tribune Co., distributes editorial material produced by all Knight-Ridder newspapers and by 19 foreign correspondents. The service also distributes editorial computer graphics and deadline photos via the Knight-Ridder-owned PressLink electronic network.
        All of the company's newspapers compete for advertising and readers' time and attention with broadcast, satellite and cable television, online and other computer services, radio, magazines, nondaily suburban newspapers, free shoppers, billboards and direct mail. In many cases, the newspapers also compete with other newspapers published in nearby cities and towns. With the exception of papers published in Detroit, Fort Wayne and St. Paul, company-owned newspapers are the only daily and Sunday papers of general circulation published in their communities.
        The newspapers rely on local sales operations for local retail and classified advertising. The larger papers are assisted by Newspapers First and by the Newspaper National Network, a sales force created by a group of some 50 major newspapers, in obtaining national or general advertising.

NEWSPRINT
        Newsprint is the primary raw material used in publishing newspapers, and in 1995, Knight-Ridder was one of the largest consumers in the United States. Approximately 15.5% of the company's total operating expenses during the year were for newsprint. Purchases are made under long-term agreements with a number of newsprint producers. Knight-Ridder purchases approximately 70% of its annual consumption from United States mills, with the remainder purchased from Canada. In the opinion of management, sources are adequate to meet current demands.
        Approximately 85% of the newsprint consumed by the company contained some recycled fiber; the average content was 45% recycled fiber.
        A balanced market is anticipated for 1996 and the foreseeable future. This should allow prices to stabilize in 1996.
        Knight-Ridder is a one-third partner with Cox Newspapers, Inc., and Media General, Inc., in Southeast Paper Manufacturing Co., a newsprint mill in Dublin, Ga. The mill's full capacity exceeds 430,000 metric tonnes, using recycled newsprint as the principal raw material and coal as the primary energy source. Knight-Ridder owns a 13.5% equity share of Ponderay Newsprint Company in Usk, Wash., which produces 220,000 metric tonnes annually. Knight-Ridder purchased approximately 120,000 metric tonnes from Southeast and about 28,400 metric tonnes from Ponderay.

PROPERTIES
        The company has daily newspaper printing and publishing facilities in 30 cities located in 16 states. These production facilities vary in size from 7,300 square feet at the Florida Keys Keynoter operation in Marathon, Fla., to
2.6 million square feet in Philadelphia. In total, the company's newspaper facilities occupy about 9.1 million square feet. Approximately 1.8 million of the total square feet is leased from others. Virtually all the owned property is owned in fee. The company owns substantially all of its production equipment, although certain office equipment is leased. The company also owns land for future expansion in Columbus and Macon, Ga., Detroit and San Jose.
        The company's properties are maintained in excellent operating condition and are suitable for present and foreseeable publishing operations. During the three years ended Dec. 31, 1995, the company spent approximately $257.7 million for capital additions and improvements to its existing properties.

TECHNOLOGY
        Efforts to improve the quality of products continued during 1995. The company installed a new publishing system in Wichita, and approved new systems for Columbia, Gary, Grand Forks, Akron and Philadelphia.
        Enhancements were made to Collier-Jackson circulation software. Conversion to the Cyborg Human Resources System is expected to be completed in 1996.
        The Charlotte Observer began operating one of its two new Flexographic presses during the fourth quarter, with the second scheduled for the second quarter of 1996.
        A major press replacement project was approved for The Miami Herald. Productivity enhancements continued: All Sunday inserting for The Herald was transferred to a new facility operated by Goodwill Industries, Inc. Funding was approved for a press project in Akron, which will complete its conversion to Flexo in 1999.
        Renovations to newsroom and business offices in San Jose were to be completed in first quarter 1996. Significant renovations are planned for the business and editorial offices in Philadelphia.

GENERAL ADVERTISING SALES
        Knight-Ridder newspapers depend most heavily on three agents for the sale of general advertising. Newspapers First, an advertising sales cooperative, is the primary sales representative for the larger Knight-Ridder newspapers, Detroit Newspapers and several leading independents. It allows a customer to place an ad in a combination of newspapers.
        Newspaper National Network (NNN), Knight-Ridder's second general sales agent, was established in 1994 as a three-year experiment in focused national selling on behalf of the newspaper industry. It represents all the Knight-Ridder newspapers, plus more than 500 others. Like Newspapers First, it makes the purchase of newspaper advertising a "one-stop shopping" prospect.
        Knight-Ridder's third agent for general sales is Landon Associates, Inc., a private company that sells sales-representative services for medium to small markets and helps with regional retail.

THE PHILADELPHIA INQUIRER AND PHILADELPHIA DAILY NEWS
        Philadelphia Newspapers, Inc., publisher of The Philadelphia Inquirer and Philadelphia Daily News, this year initiated new programs aimed at improving profitability in 1996 and beyond. These included a 9% staff reduction, reorganization of key operations and renegotiation of existing contracts with all 10 unions to achieve three-year extensions beyond the original 1997 expiration dates, including wage increase deferrals.
        Philadelphia Online, PNI's joint venture with the Newhouse newspapers in New Jersey, was launched in April. The Inquirer continued to develop its working relationship with KR Video's Inquirer News Tonight, a nightly one-hour television news program broadcast on WPHL-TV, Channel 17. A highly successful Philadelphia Holiday Show increased the newspapers' involvement in consumer show marketing.

THE MIAMI HERALD
        The Miami Herald, the largest-circulation daily newspaper in the southeastern United States, is sold primarily in Dade, Broward and Monroe counties. Its International edition is distributed daily in 29 cities throughout Latin America and the Caribbean.
        El Nuevo Herald, the Spanish-language edition, (102,000 daily and 127,000 Sunday), is available to Herald subscribers for a 7-cent daily delivery charge and in special racks in nearby counties.
        In 1995, The Herald faced difficult year-over-year comparisons against the last effects of post-Hurricane Andrew spending. A drop in retail spending offset gains in classified.
        New retailers who opened stores in South Florida include Dillard's, Best Buy, Michael's, Sears HomeLife and Jewelry Depot. Sawgrass Mills, one of the nation's two largest malls, opened 26 new stores. In 1996, Albertsons and CVS Drugs will enter Dade and The Falls shopping center will add 50 stores, including Macy's.
        Tourism was up in 1995, especially from Latin America, and Miami reasserted its pre-eminence as the Gateway to the Americas with a strong rise in exports. Retail sales were up throughout the market.
        In 1995, The Herald identified areas for significant expense reductions and created a fresh long-term strategy for growth, including putting The Herald and El Nuevo online in English and Spanish and partnering with Latin American papers for satellite delivery of the International edition.

SAN JOSE MERCURY NEWS
        The San Jose Mercury News serves California's seventh-largest metro area, better known as Silicon Valley. As the high-tech industry shook off the recession, the Mercury News saw classified revenue - particularly in employment
- jump 36.3% over 1994.
        While the retail market was still soft at year end, growth was fueled by several new advertising-supported products and supplemental publications for employment and automotive advertising.
        Mercury Center, the electronic extension of the newspaper launched in 1993, is expected to be profitable in 1996. Its growing family of products includes Mercury Center Online, NewsHound, News Search and the acclaimed Mercury Center Web (http://www.sjmercury.com).
        Mercury News initiatives include online employment classifieds with resume-matching capability and a planned publication for the Spanish-reading market.

DETROIT FREE PRESS
        The Detroit Free Press is the largest newspaper in Michigan. The combined Sunday edition, The Detroit News and Free Press, ranks third in circulation in the nation.
        The two newspapers are published by Detroit Newspapers (DN), an agency combining the business operations of the two newspapers. This joint operating agreement (JOA) was formed in 1989. The profits (or losses) are split equally between the two partners, Knight-Ridder and Gannett Co., Inc. The Free Press is an a.m. paper, the News is p.m. On weekends, they publish combined editions.
        Detroit is the nation's sixth-largest market, and in normal times will generate approximately $450 million in revenue from its two newspapers. This past year was not normal times. On July 13, the Teamsters struck DN. The issue was "featherbedding," the unions' resistance to trimming redundant staff in distribution. Approximately 2,500 employees walked out. DN continued to publish.
        At this writing, the strike continues. Approximately 600 jobs remain unfilled, and DN does not intend to reinstate them. Circulation, which continues to rebuild, is at approximately 75% of its pre-strike level daily and 80% Sunday. Advertising revenue, which also has gained strength despite union intimidation of many advertisers, was at nearly 70% of the December 1994 level. Each month, DN recaptures more of its former business.
        The strike has been costly, representing a negative swing to Knight-Ridder from 1994 to 1995 of nearly $73 million. The company expects to lose approximately $25 million in 1996. Long-term, however, the cost savings resulting from the strike will be dramatic; the savings will position DN to realize the potential foreseen when the JOA was formed.

THE CHARLOTTE OBSERVER
        The Charlotte Observer, the largest-circulation daily in North and South Carolina, is sold primarily in a 15-county region across the two states. It is one of only eight Top 100 papers to post circulation gains the last three years.
        The Observer enjoyed strong growth in 1995, with retail revenue up 8.4%, general up 3.6% and classified up 14.9% over 1994.
        Charlotte ranks third nationally in bank assets. It has been "discovered" by new business, with more than $3 billion in new-facilities spending since 1985. Population in the Charlotte Metropolitan Statistical Area
(MSA) is expected to grow 29.9% between 1994 and 2015, compared with the U.S. average of 21.5%.

BUSINESS INFORMATION SERVICES
        Knight-Ridder Business Information Services (BIS) produces, distributes and facilitates the use of finance, general business, science, technology, transportation and other information by global business and professional users. BIS represented 18.2% of total Knight-Ridder operating revenue in 1995. BIS revenue has grown at a compound annual rate of 20.1% over the past 10 years on the strength of acquisitions, new product development and global market expansion.
        During 1995, BIS consisted of three operations: Knight-Ridder Information, Inc. (formerly Dialog Information Services, Inc.), Knight-Ridder Financial and Technimetrics.

KNIGHT-RIDDER INFORMATION, INC.'S MARKETS
Global business and professional information librarians and end-users interested in:
Business (market, product,company & people) information
Chemistry and engineering
Consulting
Global business news
Global trade and marketing opportunities
Government
Intellectual property
Media and publishing
Pharmacology
Scientific research
Technology
Trade information relating to the movement of goods

KNIGHT-RIDDER FINANCIAL'S MARKETS
Bankers, brokers, traders, investors, agricultural and business executives with an interest in: Global business news
Government debt instruments
Real-time and historic price information for leading global debt, equity, commodity, currency, derivative and financial instruments
Technical and market analysis
International trade and market opportunities
Institutional shareholding information

TECHNIMETRICS' MARKETS
Global corporate investor relations and marketing executives, investment banks and investment fund managers interested in:
Institutional shareholding information
Identifying investment executives by area of focus
Business (company and people) information


KNIGHT-RIDDER INFORMATION, INC.
        KRII is the leading online source for global business and professional information, serving subscribers in more than 150 countries.
        Principal products are the Dialog(R) DataStar(SM) and Infomart Dialog online services, the KR OnDisc(TM) CD-ROM product series and KR SourceOne (SM), a fax-based document delivery service. Dialog provides online and on-site library services to the U.S. and Latin American newspaper industry.
        The Dialog and DataStar online services and on-site products provide access to more than 650 online databases and 75 CD-ROM products, including hundreds of thousands of abstracts and the full text of more than 4,000 leading publications covering science and technology, general business (products and markets, people, company fundamentals), legal issues and news.
        KRII subscribers are business and professional information specialists and end-users interested in scientific research, competitive intelligence, technology, industry and market developments and general business and financial information. Subscribers for these services include business executives, research chemists, engineers, lawyers, physicians and educators.
        During 1995, 110 new databases were added to the Dialog and DataStar online services, increasing the amount of information available by 22%. The KRII collection represents one of the largest combined database installations at more than four terabytes. The databases include information from other Knight-Ridder companies, including Knight-Ridder Financial (MoneyCenter) and 11 Knight-Ridder newspapers.
        Several companies compete with KRII, including Reed-Elsevier's Lexis/Nexis, Scientific and Technical Information Network (STN), offered by the American Chemical Society, and a number of European services.

KNIGHT-RIDDER FINANCIAL
        KRF delivers financial information to over 44,000 users in 32 countries. The information consists of fast, accurate real-time and historical prices together with expert business news analysis, background stories and interviews. KRF delivers its news and record-based information to users through easy-to-use systems that allow significant customization of screen displays and simple manipulation of data. Prices, news, technical analysis studies and real-time analytics can all be displayed on one screen and tailored to suit any individual's personal way of trading. The company continues to develop its own news and information products while partnering with others to expand these unique offerings, and seeks to gain broad distribution of this news and information through its own platforms as well as through third-party providers.
        KRF information covers more than 100,000 different financial instruments across a range of exchanges and cash markets. Prices are record-based, rather than in fixed-page formats, meaning that live data can be "dynamically linked" into spreadsheets or third-party applications. KRF also has particular strength in the depth of its historical information. With more than 1 billion prices available on its historical databases, trends can be more accurately identified and trading strategies effectively planned.
        KRF also is recognized for its market-leading applications and data feeds that deliver information and news in a manageable, understandable format. A key aspect of the platforms is their open systems architecture, giving users the flexibility to display and manipulate the information on screen or export it into other analytic applications. Significant changes and enhancements across the range of information delivery platforms were made in 1995. Key platforms include:
        Interactive Digital Feed (IDF) - the newest addition to the KRF digital feeds family. IDF delivers the entire breadth and depth of KRF's real-time and historical data and market-leading news through one consolidated digital feed.
        MoneyCenter for Windows(TM) - a LAN-based multi-tasking Windows(TM) trading tool offering access to KRF's news, real-time price quotes, historical price databases, charting and analytics.
        ProfitCenter/ProfitCenter for Windows(TM) - a high-end technical analysis product combining KRF's extensive historical and real-time database and market-moving news with the most sophisticated charting software. ProfitCenter is the market-leading technical analysis application in Europe, and is now available under the Windows(TM) operating environment.
        KRF competes with a number of financial information services, including Bloomberg, Dow Jones/Telerate and Reuters.

TECHNIMETRICS
        This diversified information services company specializes in the creation and development of global financial databases.
        Technimetrics'research revolves around four core proprietary databases:
        Institutional Investors Database provides information on worldwide equity and fixed income influentials (portfolio managers, securities analysts, research directors), focusing on their industry specialization, individual investment style and geographic area of expertise.
        Shareholder Database tracks the securities holdings of financial institutions around the world using disclosure information gathered from public company proxies, SEC filings, global mutual fund portfolios, UK unit and investment trusts and overseas stock exchanges.
        Finex Database of Business Decision-Makers identifies over 300,000 executives in more than 55,000 public and private organizations by functional responsibility.
        Stockbroker Database provides information on more than 65,000 registered stockbrokers and branch managers at the leading brokerage firms in North America.
        In addition, Technimetrics provides highly sophisticated consulting programs to public and private companies, corporations and brokerage firms around the world.
        Technimetrics' information is used by investor relations and marketing professionals in America's leading corporations for communications programs, audience targeting and direct marketing. Brokerage firms find Technimetrics' information particularly helpful for research prospecting and targeting to buy-side institutions and internal cost/benefit analysis. Data are provided in easy-to-use formats: diskette, hard copy, tape or online through Share/World's third-party vendor system.
        During 1995, Technimetrics enhanced its position in the marketplace through the introduction of: a Unix-based database system to give products greater flexibility and dimensions; Anamate 3.0, where expanded report capabilities, the introduction of an online help system and the inclusion of firm quantitative information increased client satisfaction and new business opportunities; and the Shareholder Targeting and Identification Program, which provides greater depth and breadth to cross-border investor relations programs.

PROPERTIES

        BIS maintains production, news and sales facilities throughout the world. Of the 655,047 square feet of office and production capacity currently utilized, approximately 90% is leased under operating leases that expire between 1996 and 2011. During the three years ended Dec. 31, 1995, BIS spent approximately $103.4 million for capital additions and improvements to its existing properties.

ITEM 3.       LEGAL PROCEEDINGS

     The Comprehensive Environmental Response, Compensation and Liability Act (Superfund) established a fund to clean up deposits and spills of hazardous substances. The Company has been identified by certain regulatory agencies as one of several potentially responsible parties in connection with the generation of allegedly hazardous substances which may have been disposed of or reclaimed by third-party contractors at sites in New Jersey, Maryland, South Carolina, North Carolina, Pennsylvania, and Kansas. The Company, certain other potentially responsible parties and the United States Environmental Protection Agency (EPA) have entered into consent orders relating to the sites in New Jersey, South Carolina, and North Carolina providing for remedial investigations and feasibility studies or remediation to be performed.
     The Company does not anticipate that any liability arising from ultimate relief secured by regulatory agencies or other persons will have a material effect on the Company's business or financial condition. The Company is cooperating with the appropriate regulatory agencies with respect to compliance with environmental laws.
     In 1990, a verdict was rendered against the Company's subsidiary, Philadelphia Newspapers, Inc. (PNI), publisher of The Philadelphia Inquirer and Philadelphia Daily News, in a libel action entitled Sprague v. Philadelphia Newspapers, Inc., for $2.5 million in compensatory damages and $31.5 million in punitive damages. Following entry of the judgment on Sept. 15, 1992, PNI appealed the judgment to the Pennsylvania Superior Court. The Superior Court affirmed the $2.5 million in compensatory damages and reduced the punitive damages judgment to $21.5 million. PNI appealed the Superior Court's ruling to the Pennsylvania Supreme Court, which denied the petition in January, 1996.
PNI will be filing a petition for writ of certiorari before the United States Supreme Court in April, 1996. PNI believes that substantial grounds exist for certiorari to be granted.
     In the opinion of management, the ultimate liability to the Company and its subsidiaries as a result of this and other legal proceedings will not be material.

 ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to the vote of security holders of Knight-Ridder, Inc. during the three months ended December 31, 1995.

PART II
ITEM 5   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

KRI STOCK
         Knight-Ridder common stock is listed on the New York Stock Exchange and the Frankfurt Stock Exchange under the symbol KRI. The stock also is traded on exchanges in Philadelphia, Chicago, Boston, San Francisco, Los Angeles and Cincinnati and through the Intermarket Trading System. Options are traded on the Philadelphia Exchange. The company's 48.6 million shares are held in all 50 states by 11,258 shareholders of record.


MARKET PRICE OF COMMON STOCK
         The last closing price of the company's common stock prior to the preparation of this report was $65 3/4 on Jan. 29, 1996. The number of shareholders of record at Dec. 31, 1995, was 11,258. The average stock trading volume per day for the years 1995, 1994 and 1993 was 132,300, 126,900 and 118,100, respectively.

         The following market data is as reported by Knight-Ridder Financial
Services:

                               1995                          1994                          1993
                    --------------------------     --------------------------     -------------------------
QUARTER              HIGH               LOW         HIGH                LOW        HIGH               LOW
------------        ------             ------      ------              ------     ------            -------
1st                 56 1/8             50 1/4      61                  54 7/8     65                56 1/2
2nd                 57 3/4             52 3/8      60 1/4              52         58 3/4            51 1/8
3rd                 59 1/8             55 1/4      54 5/8              49 1/2     55 1/2            50 5/8
4th                 66 5/8             56 1/4      52 1/2              46 1/2     61 3/4            52

QUARTERLY OPERATIONS
         The company's largest source of revenue, retail advertising, is seasonal and tends to fluctuate with retail sales in markets served. Historically, retail advertising is higher in the second and fourth quarters. General advertising, while not as seasonal as retail, is lower during the summer months. Classified advertising revenue has in the past been a reflection of the overall economy and has not been significantly affected by seasonal trends. The following table summarizes the company's quarterly results of operations (in thousands, except per share data):



                                                                                          QUARTER
                                                                  ----------------------------------------------------
DESCRIPTION                                                         FIRST         SECOND        THIRD         FOURTH
                                                                  ---------     ----------     ---------    ----------
1995
  Operating revenue . . . . . . . . . . . . . . . . . . . .       $ 674,599     $ 687,455      $ 637,994    $ 751,786
  Operating income  . . . . . . . . . . . . . . . . . . . .          71,007        84,714         19,081       65,482
  Income before cumulative effect of change
     in accounting principle  . . . . . . . . . . . . . . .          35,673        94,120+         6,590       30,999
  Cumulative effect of change in accounting
    principle for contributions . . . . . . . . . . . . . .          (7,320)
  Net income  . . . . . . . . . . . . . . . . . . . . . . .          28,353        94,120+         6,590       30,999
  Net income per common and
    common equivalent share (1):
      Income before cumulative effect of change
        in accounting principle . . . . . . . . . . . . . .             .69          1.88+           .13          .63
      Cumulative effect of change
        in accounting principle for contributions . . . . .            (.14)*
      Net income  . . . . . . . . . . . . . . . . . . . . .             .55          1.88            .13          .63
  Dividends declared per common share . . . . . . . . . . .             .37           .37            .37          .37

1994
  Operating revenue . . . . . . . . . . . . . . . . . . . .       $ 630,863     $ 661,550      $ 642,613    $ 713,935
  Operating income  . . . . . . . . . . . . . . . . . . . .          64,810        95,286         75,277       95,888
  Net income  . . . . . . . . . . . . . . . . . . . . . . .          30,372        50,121         37,243       53,164
  Net income per common and common
    equivalent share  . . . . . . . . . . . . . . . . . . .             .55           .92            .69          .99
  Dividends declared per common share . . . . . . . . . . .             .35           .37**          .37          .37

1993
  Operating revenue . . . . . . . . . . . . . . . . . . . .       $ 583,894     $ 621,682      $ 593,124    $ 652,648
  Operating income  . . . . . . . . . . . . . . . . . . . .          53,680        76,245         58,314       96,618
  Net income  . . . . . . . . . . . . . . . . . . . . . . .          23,136        42,497         31,251       51,205
  Net income per common and common
    equivalent share (1)  . . . . . . . . . . . . . . . . .             .42           .77            .57          .93
  Dividends declared per common share . . . . . . . . . . .             .35           .35            .35          .35

+ Includes the after-tax $53.8 million ($1.07 per share) gain on the sale of the JoC.
(1) Amounts do not total to the annual earnings per share because each quarter and the year are calculated separately based on average outstanding shares during that period.
* The EPS impact of the cumulative effect of change in accounting principle in the first quarter differs from the 1995 EPS impact due to the variance in the average shares outstanding in each period.
** The second quarter ended June 26, 1994. These dividends were declared June 28, 1994, and recorded in the third quarter.

The table below is a summary of treasury stock purchases since 1985:

                                            SHARES                      COST
                                          PURCHASED                    (000s)
                                         -----------                -----------
        1995                              5,754,300                  $319,363
        1994                              2,522,300                   136,977
        1993                                750,000                    40,693
        1992
        1991
        1990                              2,662,700                   129,909
        1989                              2,761,100                   131,885
        1988                              4,549,600                   198,279
        1987                              1,000,000                    38,728
        1986
        1985                              9,500,000                   332,308

ITEM 6  SELECTED FINANCIAL DATA


11-YEAR FINANCIAL HIGHLIGHTS


(IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)

The following data were compiled from the consolidated financial statements of Knight-Ridder, Inc., and subsidiaries. The consolidated financial statements and related notes and discussions for the year ended Dec. 31, 1995, (Items 7 and 8) should be read in order to obtain a better understanding of this data.

--------------------------------------------------------------------------------------------------------------------------------
                                                       COMPOUND
                                                      GROWTH RATE
                                                  ------------------   DEC. 31        DEC. 25         DEC. 26          DEC. 27
                                                  5-YEAR(1)  10-YEAR    1995           1994            1993             1992
                                                  ---------  ------- ----------     -----------     -----------      -----------
SUMMARY OF OPERATIONS
Operating Revenue
  Newspapers
    Advertising .................................   1.4%       3.2% $ 1,672,970     $ 1,583,373     $ 1,481,631      $ 1,444,144
    Circulation .................................   4.2        4.7      495,315         484,581         474,420          460,014
    Other .......................................  20.7       12.2       81,897          66,968          56,772           39,932
                                                                    -----------     -----------     -----------      -----------
      Total Newspapers ..........................   2.5        3.7    2,250,182       2,134,922       2,012,823        1,944,090
  Business Information Services .................   8.6       20.1      501,652         514,039         438,525          385,439
  Other .........................................
                                                                    -----------     -----------     -----------      -----------
      Total Operating Revenue ...................   3.4        5.2    2,751,834       2,648,961       2,451,348        2,329,529
                                                                    -----------     -----------     -----------      -----------
Operating Costs
  Labor, newsprint and other operating costs ....   4.5        5.6    2,359,938       2,168,373       2,024,733        1,922,797
  Depreciation and amortization .................   3.5        7.9      151,612         149,327         141,758          128,221
                                                                    -----------     -----------     -----------      -----------
      Total Operating Costs .....................   4.4        5.7    2,511,550       2,317,700       2,166,491        2,051,018
                                                                    -----------     -----------     -----------      -----------
Operating Income ................................  (4.4)       0.9      240,284         331,261         284,857          278,511
  Interest expense...............................  (3.7)      10.7      (59,572)        (44,585)        (45,112)         (52,375)
  Other, net (4) ................................  44.3       17.2      107,084           3,394           3,656           13,580
  Income taxes, net .............................   4.4        2.2     (120,414)       (119,170)        (95,312)         (93,630)
                                                                    -----------     -----------     -----------      -----------
Income from continuing operations ...............   2.3        3.0      167,382         170,900         148,089          146,086
Discontinued broadcast operations (2) ...........
Cumulative effect of changes in accounting
  principles (3) ................................                        (7,320)                                        (105,200)
                                                                    -----------     -----------     -----------      -----------
Net income (4) ..................................   1.4        1.9  $   160,062     $   170,900     $   148,089      $    40,886
                                                                    ===========     ===========     ===========      ===========
Operating Income Percentage (Profit margin) .....                           8.7%           12.5%           11.6%            12.0%
------------------------------------------------------------------------------------------------------------------------------------
SHARE DATA
  Average number of common and
    common equivalent shares outstanding ........                        50,098          54,275          55,332           55,178
  Income per common and common equivalent share
    Continuing operations .......................   2.6        5.0        $3.34           $3.15           $2.68            $2.65
    Discontinued broadcast operations (2) .......
    Cumulative effect of changes
      in accounting principles (3) ..............                          (.15)                                           (1.91)
    Net income (4) ..............................                          3.19            3.15            2.68              .74
  Cash dividends per common share ...............   2.0        6.5         1.48            1.46            1.40             1.40
  Common stock price
    High ........................................                            66 5/8          61              65               64 1/8
    Low .........................................                            50 1/4          46 1/2          50 5/8           50 3/4
    Close .......................................                            62 1/2          50 7/8          59 3/8           58 1/8
  Shareholders' equity per common share .........   4.8        6.3       $22.86          $23.15          $22.67           $21.50
  Price/Earnings Ratio (5) ......................                        18.7:1          16.2:1          22.2:1           21.9:1
------------------------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
  Common stock acquired .........................                      $319,363        $136,977         $40,693
  Payment of cash dividends .....................                        74,377          77,942          76,787          $75,992
  Ratio of Earnings to Fixed Charges (6) ........                         4.3:1           5.2:1           4.5:1            3.9:1
  At Year End
    Total assets ................................                     3,005,710       2,447,189       2,431,432        2,458,059
    Long-term debt (excluding current maturities)                     1,000,721         411,504         410,388          495,941
    Total debt ..................................                     1,013,850         411,504         451,075          560,245
    Shareholders' Equity ........................                     1,110,970       1,224,654       1,243,169        1,181,812
    Return on Average Shareholders' Equity (7) ..                          14.3            13.9            12.2             12.5
    Current ratio ...............................                         1.1:1           1.0:1           1.0:1            1.1:1
    Total debt/total capital ratio ..............                          47.7%           25.2%           26.6%            32.2%


-------------------------------------------------------------------------------------------------------------------
   Dec. 29          Dec. 30          Dec. 31         Dec. 31         Dec. 31           Dec. 31           Dec. 31
     1991             1990             1989            1988            1987              1986             1985
  -----------      -----------      ----------      ----------      -----------      -----------      -------------


  $ 1,429,661      $ 1,556,932      $1,577,449      $1,523,030      $ 1,464,447      $ 1,332,820      $   1,220,534
      439,029          403,188         385,214         370,898          357,553          334,670            312,988
       35,127           31,981          32,212          29,743           28,578           25,362             25,873
  -----------      -----------      ----------      ----------      -----------      -----------      -------------
    1,903,817        1,992,101       1,994,875       1,923,671        1,850,578        1,692,852          1,559,395
      354,361          332,628         289,585         159,659           99,260           88,904             80,095
                                                                         18,344           26,338             24,871
  -----------      -----------      ----------      ----------      -----------      -----------      -------------
    2,258,178        2,324,729       2,284,460       2,083,330        1,968,182        1,808,094          1,664,361
  -----------      -----------      ----------      ----------      -----------      -----------      -------------

    1,890,850        1,896,331       1,838,656       1,707,991        1,580,664        1,467,543          1,372,840
      124,055          127,772         123,810         104,576           92,425           81,901             70,752
  -----------      -----------      ----------      ----------      -----------      -----------      -------------
    2,014,905        2,024,103       1,962,466       1,812,567        1,673,089        1,549,444          1,443,592
  -----------      -----------      ----------      ----------      -----------      -----------      -------------
      243,273          300,626         321,994         270,763          295,093          258,650            220,769
      (68,843)         (71,803)        (84,622)        (62,465)         (49,583)         (33,248)           (21,624)
       35,940           17,119          57,381          26,515           20,061           20,172             21,866
      (78,302)         (96,897)       (114,917)        (88,038)        (116,837)        (113,000)           (96,577)
  -----------      -----------      ----------      ----------      -----------      -----------      -------------
      132,068          149,045         179,836         146,775          148,734          132,574            124,434
                                        67,366           9,608            6,429            7,465              8,290

  -----------      -----------      ----------      ----------      -----------      -----------      -------------
  $   132,068      $   149,045      $  247,202      $  156,383      $   155,163      $   140,039      $     132,724
  ===========      ===========      ==========      ==========      ===========      ===========      =============
         10.8%            12.9%           14.1%           13.0%            15.0%            14.3%              13.3%
-------------------------------------------------------------------------------------------------------------------


       51,797           50,683          52,439          56,703           58,646           58,202             60,732

        $2.55            $2.94           $3.43           $2.59            $2.54            $2.28              $2.05
                                          1.28             .17              .11              .13                .14


         2.55             2.94            4.71            2.76             2.65             2.41               2.19
         1.40             1.34            1.24 1/2        1.14 1/2         1.03              .91                .79

           57 1/2           58              58 3/8          47 3/4           61 1/4           57 7/8             41 3/8
           43 3/4           37              42 7/8          35 3/4           33 1/4           37 1/2             28
           50 3/4           45 7/8          58 3/8          45 3/8           40 1/8           46 7/8             39 7/8
       $21.44           $18.09          $17.83          $15.47           $15.85           $14.28             $12.38
       19.9:1           15.6:1          20.4:1          17.5:1           15.1:1           19.5:1             18.2:1
-------------------------------------------------------------------------------------------------------------------

                      $129,909        $131,885        $198,279          $38,728                            $332,308
      $71,087           66,422          63,260          62,990           57,426          $49,877             46,077
        2.9:1            3.4:1           3.6:1           3.7:1            5.1:1            6.4:1              8.6:1

    2,332,751        2,270,459       2,134,626       2,357,040        1,919,875        1,906,459          1,355,480
      556,797          803,914         660,900         727,043          508,203          620,389            263,058
      606,840          823,958         712,940       1,037,075          553,235          668,261            308,220
    1,148,620          894,913         917,145         821,625          901,498          815,982            696,576
         12.9             16.5            28.4            18.2             18.1             18.5               16.4
        1.1:1            1.2:1           1.2:1           1.1:1            1.2:1            1.2:1              1.3:1
         34.6%            47.9%           43.7%           55.8%            38.0%            45.0%              30.7%

Notes:

(1) The five-year compound growth rate is calculated using 1990 as the base year.
(2) Results of operations of the company's Broadcast Division (sold in 1989) and the gain on the sale of broadcast assets are presented as "discontinued broadcast operations."
(3) For 1995, the cumulative effect of change in accounting principle represents an adjustment from the implementation of FAS 116 - Accounting
    For Contributions Received and Contributions Made. For 1992, the cumulative effect of changes in accounting principles represents adjustments from the implementation of FAS 109 - Accounting for Income Taxes and FAS 106 - Accounting for Postretirement Benefits Other Than Pensions.
(4) 1995 Other, net and Net income include the gain from the sale of the Journal of Commerce.
(5) Price/Earnings Ratio is computed by dividing closing market price by earnings for the trailing 12-month period. 1995 and 1992 earnings exclude the effects of changes in accounting principles. For 1989 and 1988, the earnings represent continuing operations. 1989 earnings also exclude the gain on the sale of the Pasadena Star-News.
(6) The ratio of earnings to fixed charges is computed by dividing earnings
    (as adjusted for fixed charges and undistributed equity income from unconsolidated subsidiaries) by fixed charges for the period. Fixed charges include the interest on debt (before capitalized interest), the interest component of rental expense, the proportionate share of interest expense on guaranteed debt of certain equity-method investees and on debt of 50%-owned companies.
(7) Return on average shareholders' equity is computed by dividing net income before the cumulative effect of changes in accounting principles in years 1995 and 1992, including the results of discontinued operations in years 1985 through 1989, by average shareholders' equity. Average shareholders' equity is the average of shareholders' equity on the first day and the last day of the fiscal year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GLOSSARY OF NEWSPAPER ADVERTISING TERMS
        The following definitions may be helpful when reading Management's Discussion and Analysis of Operations.
RETAIL Display advertising from local merchants, such as department and grocery stores, selling goods and services to the public.
GENERAL Display advertising by national advertisers who promote products or brand names on a nationwide basis.
CLASSIFIED Small, locally placed ads listed together and organized by category, such as real estate sales, employment opportunities, automobile sales and display-type advertisements in these categories.
FULL-RUN Advertising appearing in all editions of a newspaper.
PART-RUN Advertising appearing in select editions or zones of a newspaper's market. Part-run advertising is translated into full-run equivalent linage (referred to as factored) based on the ratio of the circulation in a particular zone to the total circulation of a newspaper.
RUN-OF-PRESS (ROP) All advertising printed on Knight-Ridder presses and appearing within a newspaper.
PREPRINT Advertising supplements prepared by advertisers and inserted into a newspaper.
        Knight-Ridder is an international information and communications company engaged in newspaper publishing, business news and information services, electronic retrieval services and news, graphics and photo services.
        In 1995, the gross revenue from these businesses was more than $2.7 billion. The company is also involved in other newspaper businesses, cable television and newsprint manufacturing through business arrangements, including joint ventures and partnerships.
        NEWSPAPER revenue is derived principally from advertising and newspaper copy sales. Newspaper advertising currently accounts for about 61% of consolidated revenue. This revenue comes from the three basic categories of advertising - retail, general and classified - discussed below.
        Newspaper advertising volume is categorized as either run-of-press (ROP) or preprint. Volume for ROP advertising is measured in terms of either full-run or part-run advertising linage and reported in six-column inches. A six-column inch consists of one inch of advertising in one column of a newspaper page when that page is divided into six columns of equal size. By using part-run advertising, advertisers can direct their messages to selected market segments.
        Circulation revenue results from the sale of newspapers. Circulation of daily and Sunday newspapers currently accounts for 18% of consolidated revenue. It is reported at the net wholesale price for newspapers delivered or sold by independent contractors and at the retail price for newspapers delivered or sold by employees. Other newspaper revenue comes from alternate delivery services, commercial job printing, niche publications, book publishing, audiotext, newsprint waste sales, newspaper trucking services and other miscellaneous sources.

BUSINESS INFORMATION SERVICES (BIS) revenue includes operations of Knight-Ridder Information, Inc. (KRII), Knight-Ridder Financial (KRF) and Technimetrics. Prior to April 1995, BIS revenue included the Journal of Commerce
(JoC). The JoC was sold on April 3 to the Economist Group of London for $115 million.
        KRII products include Dialog(R), DataStar(SM) and Infomart DIALOG, the KR OnDisc(TM) CD-ROM product series and KR SourceOne(SM), a fax-based document delivery service. KRII serves customers in more than 150 countries and offers more than 650 online databases. Subscribers are charged according to the amount of time they spend online, information procured and which databases they access.
        KRF products include real-time and archival information services focusing on global sovereign debt, foreign exchange, money markets and futures instruments. Information displayed on these products consists of news, quotations, technical analysis studies, real-time analytics, charts and a variety of other analytical services. The group generates revenue from subscribers in 32 countries. In January, the company announced that it had engaged Goldman Sachs to assist in reviewing its strategic options with regard to KRF. This action could result in the sale of KRF.
        Technimetrics is a leading publisher of investor information and global investment listings of business executives and professionals. Technimetrics' information is used by investor relations and marketing professionals in America's leading corporations for communications programs, audience targeting and direct marketing.
SUMMARY OF OPERATIONS A summary of the company's operations, certain share data and other financial data for the past 11 years is provided in ITEM 6. Compound growth rates for the past five-and 10-year periods are also included, if applicable. A review of this summary and of the supplemental information in
Item 8 will provide a better understanding of the following discussion and analysis of operating results and of the financial statements as a whole. The supplemental information contains financial data for the company's operations by line of business and includes discussions of the company's largest newspapers and information regarding the company's properties, technology and the raw materials used in operations.
RESULTS OF OPERATIONS: 1995 vs. 1994 Knight-Ridder, Inc., earnings per share, prior to the $.15 cumulative effect adjustment related to the change in accounting for charitable contributions, was $3.34, up $.19, or 6.0%, from $3.15 per share in 1994. A gain on the sale of the JoC of $1.07 per share was recognized in the second quarter of 1995.
        Operating income in 1995 was $240.3 million, down from $331.3 million in 1994 on a $102.9 million, or 3.9%, increase in revenue. Operating income as a percentage of revenue was 8.7% compared with 12.5% in 1994. The decline in operating income from 1994 was primarily due to:
        - $72.7 million decline from Detroit's prior year operating profit, as a result of the strike that began on July 13.
        - A nearly 40% increase in the cost of newsprint from 1994, a $105.9 million impact.
        - Charges related to buyout and separation expenses of about $20 million, of which $17 million was charged in the fourth quarter.
        Excluding the Detroit operations and buyout and separation charges from both years, operating income would have been down 1.2% from 1994.

NEWSPAPERS The Newspaper Division's operating income was $281.1 million, down from $350.9 million in 1994 due to the impact of the Detroit strike, the increase in the cost of newsprint from 1994 and fourth quarter charges related to buyout and separation expenses. Excluding Detroit operations and buyout and separation charges, operating income would have been up 3.8% from 1994.
        Newspaper advertising revenue increased by $89.6 million, or 5.7%, in 1995 on a full-run ROP linage increase of 2.8%. 1995 results reflect: reduction in revenue due to the Detroit strike, two months of revenue recorded for Contra Costa Newspapers, Inc., (CCN) acquired on Oct. 31, 1995, and an additional week of revenue (53 weeks vs. 52 weeks) in 1995. Excluding the impact of these items from 1995 results, newspaper advertising revenue would have increased by 5.8%. The following table summarizes the percentage change in revenue and full-run ROP from 1994 as reported in our financial statements, as well as results excluding Detroit and CCN:

                                                          EXCLUDING DETROIT AND
                                                         CONTRA COSTA NEWSPAPERS
                                                         -----------------------
                                            % CHANGE                   % CHANGE
                           % CHANGE      IN FULL-RUN    % CHANGE    IN FULL-RUN
 ADVERTISING CATEGORY    IN REVENUE       ROP LINAGE  IN REVENUE     ROP LINAGE
--------------------------------------------------------------------------------
 Retail................      1.9            (0.6)         3.8           (2.4)
 General...............     (1.1)            2.9          0.6            1.3
 Classified............     12.6             6.7         14.3            5.4
  Total................      5.7             2.8          7.5            1.3

        Retail advertising revenue improved $15.3 million, or 1.9%, from 1994 on a 0.6% decrease in full-run ROP linage. The increase in average rates and preprint revenue offset the decrease in full-run ROP linage.
        General advertising revenue was $182.5 million, down from the $184.5 million reported in 1994, with an increase in full-run ROP linage of 2.9%.
        Classified revenue improved by $76.3 million, or 12.6%, on a 6.7% increase in full-run ROP volume. San Jose contributed nearly half of the classified revenue improvement. Employment advertising revenue, up 24.6% for the year, was the strength of our classified revenue performance.
        Circulation revenue improved by $10.7 million, or 2.2%, on an average daily circulation increase of 68,179 copies, or 1.9%, and an average Sunday circulation increase of 74,119 copies, or 1.6%. Circulation copies reflect the impact of the Detroit strike, offset by additional circulation from the recently acquired CCN.
        Other newspaper revenue increased $14.9 million, or 22.3%, during 1995, primarily due to increased revenue from newsprint waste sales, commercial printing and other lines of business developed to augment the revenue of our core newspaper business.
BUSINESS INFORMATION SERVICES Operating revenue was $501.7 million in 1995, down from $514.0 million in 1994, as a result of the April 3 sale of the Journal of Commerce (JoC). Excluding the impact of the JoC and acquisitions, operating revenue would have been up 5.3% from 1994.
        Operating income was $12.0 million, down from $23.1 million in 1994. The decline in division operating income was due to the absence of the JoC since March 1995 and buyout and separation charges recorded in 1995. Excluding the JoC, severance costs and acquisitions, operating income would have been down $2.4 million from 1994.
        EXPENSES Labor and employee benefits costs were up $38.6 million, or 3.5%, with a 2.7% increase in the work force. The increase in the work force was due to the CCN acquisition. The increase in labor and employee benefit costs was primarily due to a fourth quarter charge for buyouts and separation costs, the impact of the 53rd week and the addition of CCN. This was partly offset by a decrease in labor costs as a result of the Detroit strike. The average wage per employee, excluding severance, Detroit and CCN, increased 3.0% from 1994.
        Newsprint, ink and supplements costs increased by $110.9 million, or 33.0%, due to a nearly 40% increase in average newsprint prices, offset by a 0.2% decrease in newsprint consumption from the prior year.
        Depreciation and amortization increased $2.3 million, or 1.5%, due mostly to the acquisition of CCN.
        Other operating costs increased 5.7% from 1994, primarily due to strike-related costs in Detroit and volume-related increases in BIS royalties and exchange fees.
        NON-OPERATING ITEMS Net interest expense increased $10.5 million, or 27.6% from 1994, due primarily to higher debt levels. The average debt balance for the year increased $146.0 million from 1994, due largely to the $319.4 million repurchase of 5.8 million shares in 1995 and the $360 million acquisition of CCN in the fourth quarter of 1995.
        Equity in earnings of unconsolidated companies and joint ventures increased by $13.2 million during 1995 due to earning improvements from our newsprint mill investments, which benefited from the rise in newsprint prices.
        The "Other, net" line of the non-operating section increased $84.7 million over 1994, mostly as a result of the $92.7 million gain on the sale of the JoC, which was partially offset by the reduction in the carrying values of certain investments.
INCOME TAXES The effective income tax rate for 1995 was 41.8%, up from 41.1% in 1994. The increase was mostly due to a change in the distribution of income from states with low income tax rates to states with higher income tax rates.
OTHER In the first quarter of 1995, the company adopted Financial
Accounting Standard (FAS) 116 - Accounting for Contributions Received and Contributions Made. The adoption of FAS 116 resulted in a $7.3 million charge (net of tax) to operations, or $.15 per share, and was recorded as a cumulative effect adjustment.

        Shareholders' equity reflects unrealized gains on investments, net of tax, of $42.9 million. This represents the unrealized gains on investments available for sale that are carried on the balance sheet at fair market value, with the unrealized gains (net of tax), reported as a separate component of shareholders' equity in accordance with FAS 115 - Accounting For Certain Investments in Debt and Equity Securities. Related amounts prior to 1995 were not material.
RESULTS OF OPERATIONS: 1994 vs. 1993 Knight-Ridder, Inc., earnings per share was $3.15, up $.47, or 17.5%, from $2.68 per share in 1993.
        Operating income increased 16.3% on an 8.1% increase in revenue in 1994. Operating income as a percentage of revenue was 12.5% compared with 11.6% in 1993.
NEWSPAPERS The Newspaper Division's operating income increased $52.1 million, or 17.4%, to $350.9 million. The increase resulted from a 6.1% revenue improvement that was partially offset by fourth quarter charges related to buyout and separation costs and nonrecurring charges for litigation and environmental matters.
        Overall, newspaper advertising revenue increased by $101.7 million, or 6.9%, in 1994 on a full-run ROP linage increase of 3.1%.
        Retail advertising revenue improved $26.4 million, or 3.4%. The improvement resulted from a 0.3% increase in full-run ROP linage, increases in full-run ROP average rates and preprint revenue.
        General advertising revenue increased by $15.7 million, or 9.3%, from 1993 on an 11.1% increase in full-run ROP general linage, partially offset by a decrease in preprint revenue.
        Classified revenue improved by $59.7 million, or 10.9%, on a 5.5% increase in full-run ROP volume and a 4.9% increase in full-run average rates. Most of the increase was due to the strength of employment advertising, which was up 23.4% for the year and 32.1% in the last quarter.
        Circulation revenue increased $10.2 million, or 2.1%, despite a decline in average number of copies. Morning circulation declined 41,600 copies, or 1.3% and afternoon circulation declined 10,900 copies, or 2.4%. Sunday circulation declined 45,300 copies, or 0.9%.
        Other newspaper revenue increased $10.2 million, or 18.0%, during 1994, primarily due to increased revenue from lines of business developed to augment the revenue of our core newspaper business.
BUSINESS INFORMATION SERVICES In 1994, BIS contributed 19.4% of consolidated revenue, compared with 17.9% in 1993. Excluding the impact of acquisitions, revenue would have been up almost 9%. Operating income was $23.1 million, down $295,000, or 1.3%, from 1993 on a 17.2% increase in revenue. The decline in divisional operating income resulted from a fourth quarter KRII separation charge.
EXPENSES Labor and employee benefits costs were up $65.2 million, or 6.4%, with a 1.4% increase in the work force resulting from expansion and acquisitions in the BIS Division, which was partly offset by work force reductions in the Newspaper Division. Other factors in the increase were a 4.4% increase in the average labor and employee benefit cost and a fourth quarter charge for buyouts and separation charges.
        Newsprint, ink and supplements costs increased by $859,000, or 0.3%, due to a 1.7% increase in consumption and a slight decrease in average newsprint prices from 1993.
        Depreciation and amortization expense increased 5.3%, or $7.6 million, due to BIS expansion and acquisitions.
        Other operating costs increased 11.7% from 1993 due partially to increases in volume-related BIS royalty and exchange fee expenses and other cost increases related to BIS expansion and acquisitions. A fourth quarter charge for environmental and litigation matters accounted for part of the increase.
NON-OPERATING ITEMS Net interest expense decreased $1.2 million, or 3.2%, from 1993, due primarily to lower debt levels.
INCOME TAXES The effective income tax rate for 1994 was 41.1%, up from 39.2% in 1993. The increase was mostly due to 1993 favorable adjustments of tax reserves resulting from the resolution of federal and state tax issues for prior years. RESULTS OF OPERATIONS: 1993 vs. 1992 Knight-Ridder, Inc., earnings per share was $2.68, up $.03, or 1.1%, from $2.65 per share before the cumulative effect of changes in accounting principles in 1992.
        Operating income increased 2.3% on a 5.2% increase in revenue in 1993. Operating income as a percentage of revenue was 11.6% compared with 12.0% in 1992.

        A 20.7% increase in net interest expense resulted from a reduction in capitalization of interest related to the Philadelphia plant. This was partially offset by higher earnings from our cable investment.
NEWSPAPERS The Newspaper Division's operating income increased $8.2 million, or 2.8%, to $298.8 million. The increase resulted from improved revenue, which more than offset a 3.4% increase in the average price of newsprint, and increased costs due to the transition to the new plant in Philadelphia.
        Overall, newspaper advertising revenue increased by $37.5 million, or 2.6%, in 1993 on a full-run ROP linage increase of 1.3%.
        Retail advertising revenue improved $7.6 million, or 1.0%. A 1.9% increase in full-run average rates and an increase in part-run ROP revenue was partially offset by a 1.0% decrease in full-run ROP linage.
        General advertising revenue declined by $6.0 million, or 3.4%, from 1992 on a 7.8% decline in full-run ROP general linage, partially offset by an increase in preprint revenue.
        Classified revenue improved by $35.9 million, or 7.0%, on a 5.3% increase in full-run ROP volume.
        Circulation revenue increased $14.4 million, or 3.1%, despite a decline in average number of copies. Morning circulation declined 11,300 copies, or 0.4%, and afternoon circulation declined 11,800 copies, or 2.5%. Sunday circulation declined 14,300 copies, or 0.3%.
        Other newspaper revenue increased $16.8 million, or 42.2%, during 1993, primarily due to efforts to augment the revenue of our core newspaper business. BUSINESS INFORMATION SERVICES In 1993, BIS contributed 17.9% of consolidated revenue, compared with 16.5% in 1992. Operating income was $23.4 million, up $1.3 million, or 6.1%, from 1992 on a 13.8% increase in revenue. About half of the revenue growth was due to the first quarter acquisition of Data-Star, a European-based online operation. Excluding Data-Star revenue, BIS revenue was up 6.5% from 1992.
EXPENSES Labor and employee benefits costs were up $33.9 million, or 3.4%, with 141, or 0.7%, more employees due to expansion and acquisitions in the BIS Division. The average wage per employee increased 3.9%. Included in 1992 results were $10.5 million in severance and buyout costs related to a Detroit joint operating agreement (JOA) labor settlement.
        Newsprint, ink and supplements costs increased by $18.2 million, or 5.8%, due to a 3.4% increase in both consumption and average newsprint prices from 1992.
        Depreciation and amortization expense increased 10.6%, or $13.5 million, due to the completion of the new Philadelphia printing plant and BIS expansion.
        Other operating costs increased 8.1% from 1992, due partially to a $21.7 million increase in volume-related BIS royalty and exchange fee expenses. NON-OPERATING ITEMS Net interest expense increased $6.7 million, or 20.7%, from 1992 as a result of the $14.6 million reduction in capitalized interest. This was partially offset by a reduction of interest expense reserves related to prior year tax audits and the call of $100.0 million of 8.0% notes, replaced by lower-rate commercial paper. The average interest rate on commercial paper decreased from 4.3% in 1992 to 3.2% in 1993.
        Equity in earnings of unconsolidated companies and joint ventures improved $3.3 million from 1992. Most of the improvement came from our cable investments, which contributed an additional $3.5 million to our pre-tax income.
INCOME TAXES The effective income tax rate for 1993 was 39.2%, up 0.1% from 39.1% in 1992. Income tax expense included the $5.1 million unfavorable effect of the retroactive and current impact of the tax rate change in the Omnibus Budget Reconciliation Act of 1993. It was mostly offset by favorable adjustments of tax reserves and deferred tax assets resulting from the resolution of prior year tax issues.

A LOOK AHEAD

        We are optimistic about continued revenue growth for the company's newspapers and for the BIS Division.
        In Detroit, we expect operating results to continue to improve. We expect to reduce our aggregate losses for the year to approximately $25 million, although it is still too early in the year to project precisely.
        The average price of newsprint for 1996 is expected to be about 30% higher than in 1995, and all of the company's operations are identifying and targeting new sources of revenue and ways to reduce other costs and operate more efficiently to help offset the increase.
        The company expects to continue its share repurchase program in 1996, although at a slower pace than in 1995.
        The newsprint production companies that we partially own will benefit from the expected newsprint price increases in 1996.

RECENT ACQUISITIONS/INVESTMENT HISTORY/DIVESTITURES

        In October 1995, the company acquired 100% of the outstanding shares of Lesher Communications, Inc., (Lesher) for $360 million. Lesher, based in Walnut Creek, Calif., publishes four daily newspapers in contiguous Contra Costa and eastern Alameda County markets in the East Bay area of Northern California. Lesher was renamed Contra Costa Newspapers, Inc., (CCN) in November 1995.
        Also in October 1995, the company acquired a 100% interest in The CARL Corporation, a leading provider of library automation services. The company also acquired a 100% interest in The UnCover Company, a partnership of The CARL Corporation and Blackwell Limited.
        In August 1995, the company acquired a minority investment in Teltech Resource Network Corporation, the leading independent provider of technical information research, analysis and consulting services to U.S. industry.
        In March 1995, Knight-Ridder, Inc., Tribune Co., Cox Newspapers, Inc., and Advance Publications, Inc., purchased PRC Realty Systems, Inc., (PRC). Each of the four purchasing companies owns an equal interest in PRC. PRC is the country's premier producer of software systems for the real estate industry.
        Also during the year, the company made strategic investments in Netscape Communications Corporation, New Century Network, InfiNet, Destination Florida and CareerPath.
        In April 1995, the company sold the Journal of Commerce (JoC) to the Economist Group of London for $115 million. The after-tax gain on the sale of the JoC was $53.8 million.
        In January 1994, the company acquired Technimetrics, a leading publisher of investor information and business executive and global investment professional listings.

CAPITAL SPENDING PROGRAM

        The company's capital spending program includes normal replacements, productivity improvements, capacity increases, building construction and expansion and printing press equipment. Over the past three years, expenditures have totaled $257.7 million for these items.
        In 1995, the Miami press project was approved for $112 million. The completion of the project is expected in 1998. Additionally, $27.2 million was approved in 1995 for the replacement of three existing presses at Akron with new equipment and refurbished Flexographic equipment. The project is expected to be completed in 1999.
        Also included in capital expenditures is the Charlotte press project that began in 1994. The $35.0 million press expansion is expected to be completed during 1996, when the second of two new presses becomes operational. Construction of the 693,000-square-foot $299.5 million production facility in Philadelphia began in 1989 and became fully operational in 1993. The $29.5 million renovation of the Philadelphia Broad Street facility began in 1995 and is expected to continue through 1997.
        1995 investment in our BIS Division included mainframe computer equipment enhancements of $5.4 million at Knight-Ridder Information, Inc., and subscriber equipment purchases of $11.9 million at Knight-Ridder Financial.

FINANCIAL POSITION AND LIQUIDITY

        1995 vs. 1994 The principal changes in the company's financial position during 1995 were an increase of $602.3 million of debt in connection with the $360 million CCN acquisition and the $319.4 million repurchase of 5.8 million shares of the company's common stock. In early 1995, the company sold the JoC for $115 million. The after-tax proceeds offset other debt increases. The total-debt-to-total-capital ratio increased to 47.7% in 1995, up from 25.2% in 1994. Standard & Poor's and Moody's continue to rate the company's commercial paper A1+ and P1 and long-term bonds AA- and A1, respectively.
        Average outstanding commercial paper during the year was $263.8 million with an average effective interest rate of 5.9%. During 1995, the company's revolving credit and term loan agreement, which backs up the commercial paper program, was increased from $500 million to $800 million. At year-end 1995, commercial paper outstanding was $557.7 million and aggregate unused credit lines were $242.3 million.
        In December 1995, the company issued $100 million principal amount of 6.30% senior notes due Dec. 15, 2005. Each note was sold at a price of 99.815% plus accrued interest from Dec. 15, 1995.
        During 1995, net cash provided by operating activities decreased $201.4 million to $167.7 million. The decrease was attributed to lower earnings, after excluding the gain on the sale of JoC, as a result of the Detroit strike, newsprint price increases, severance costs and other changes in working capital.
        Cash and short-term investments were $26.0 million at the end of 1995, a $16.8 million increase from last year. The ratio of current assets to current liabilities was 1.1:1 at year end vs. 1.0:1 at the end of 1994.
        The company's operations have historically generated strong positive cash flow, which, along with the company's commercial paper program, revolving credit lines and ability to issue public debt, has provided adequate liquidity to meet the company's cash requirements, including requirements for acquisitions.
        Various libel actions, environmental and other legal proceedings that have arisen in the ordinary course of business are pending against the company and its subsidiaries. In the opinion of management, the ultimate liability to the company and its subsidiaries as a result of these actions will not be material.
1994 vs. 1993 During 1994, net cash provided by operating activities increased $39.1 million to $369.1 million. The increase was attributed to higher earnings and increased distributions from investees. The ratio of current assets to current liabilities was 1.0:1 at year end.
        Cash and short-term investments were $9.3 million at the end of 1994, a $13.8 million decrease from 1993.
        During 1994, the company repurchased 2.5 million of its shares for an aggregate price of $137.0 million.
        In January 1994, $40.0 million in 9.05% notes payable matured. Total debt at year-end 1994 was $39.6 million less than in 1993. As a result, the total-debt-to-total-capital ratio decreased from 26.6% in 1993 to 25.2% in 1994. Standard & Poor's and Moody's rated the company's commercial paper A1+ and P1 and long-term bonds AA- and A1, respectively.
        Average outstanding commercial paper during the year was $101.0 million with an average effective interest rate of 4.0%. At year-end 1994, commercial paper outstanding was $54.8 million and aggregate unused credit lines were $445.2 million.
1993 vs. 1992 During 1993, net cash provided by operating activities decreased 2.5% from 1992 to $330.0 million. Cash and short-term cash investments were $23.0 million at year end, down $74.1 million from 1992. The decrease in cash and short-term cash investments was due primarily to the acquisition of Data-Star and Equinet, the repurchase of treasury shares and the prepayment of debt.
        During 1993, the company acquired 750,000 shares of its common stock for an aggregate price of $40.7 million.
        Approximately $100 million in notes payable, bearing 8.0% interest and maturing in 1996, were called in April 1993. Total debt at year-end 1993 was $109.2 million less than at year-end 1992. This resulted in a reduced total-debt-to-total-capital ratio of 26.6%, down from 32.2% at the end of 1992.
        Average outstanding commercial paper during the year was $97.4 million with an average effective interest rate of 3.2%. At the end of 1993, commercial paper outstanding was $54.0 million.

EFFECT OF CHANGING PRICES

        The Consumer Price Index, a widely used measure of the impact of changing prices, has increased only moderately in recent years, up between 3% and 6% each year since 1983. Historically, when inflation was at higher levels, the impact on the company's operating costs was not significant.
        The principal effect of inflation on the company's operating results is to increase reported costs. In both of its business segments, subject to normal competitive conditions, the company generally has demonstrated the ability to raise sales prices to offset these cost increases.

ITEM 8.  FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA


See Quarterly Operations in Item 5


CONSOLIDATED BALANCE SHEET

                                                           Dec. 31      Dec. 25       Dec. 26
(In thousands of dollars, except share data)                1995          1994         1993
                                                           -------      -------       -------
ASSETS
CURRENT ASSETS

  Cash, including short-term cash investments of $50
    in 1995, $150 in 1994 and $7,638 in 1993 ..........   $   26,012   $    9,253   $   23,012
  Accounts receivable, net of allowances of $14,348
    in 1995, $13,728 in 1994 and $14,554 in 1993 ......      339,264      317,687      274,391
  Inventories .........................................       73,349       39,555       41,422
  Other current assets ................................       64,297       56,309       62,491
                                                          ----------   ----------   ----------
        Total Current Assets ..........................      502,922      422,804      401,316
                                                          ----------   ----------   ----------
INVESTMENTS AND OTHER ASSETS

  Equity in unconsolidated companies and joint ventures      321,658      293,205      289,986
  Other ...............................................      285,666      190,515      175,058
                                                          ----------   ----------   ----------
        Total Investments and Other Assets ............      607,324      483,720      465,044
                                                          ----------   ----------   ----------
PROPERTY, PLANT AND EQUIPMENT
  Land and improvements ...............................       80,616       66,950       66,885
  Buildings and improvements ..........................      401,093      383,696      379,556
  Equipment ...........................................    1,223,838    1,209,360    1,168,054
  Construction and equipment installations in progress.       57,644       17,099       13,100
                                                          ----------   ----------   ----------
                                                           1,763,191    1,677,105    1,627,595
  Less accumulated depreciation .......................      831,544      844,593      766,474
                                                          ----------   ----------   ----------
        Net Property, Plant and Equipment .............      931,647      832,512      861,121
                                                          ----------   ----------   ----------
EXCESS OF COST OVER NET ASSETS ACQUIRED
  Less accumulated amortization of $205,608 in 1995,
    $182,402 in 1994 and $160,545 in 1993 .............      963,817      708,153      703,951
                                                          ----------   ----------   ----------
        Total .........................................   $3,005,710   $2,447,189   $2,431,432
                                                          ==========   ==========   ==========


See "Notes to Consolidated Financial Statements."

                                                                  Dec. 31     Dec. 25      Dec. 26
                                                                   1995         1994         1993
                                                                ----------   ----------   ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable ..........................................   $  127,532   $  136,817   $  124,620
  Accrued expenses and other liabilities ....................      105,317       98,993       82,149
  Accrued compensation and amounts withheld from employees ..      101,357       96,917       79,736
  Federal and state income taxes ............................          195        1,368           10
  Deferred revenue ..........................................       72,134       66,953       60,095
  Dividends payable .........................................       17,978       19,593       19,199
  Short-term borrowings and current portion of long-term debt       13,129                    40,687
                                                                ----------   ----------   ----------
        Total Current Liabilities ...........................      437,642      420,641      406,496
                                                                ----------   ----------   ----------
NONCURRENT LIABILITIES
  Long-term debt ............................................    1,000,721      411,504      410,388
  Deferred federal and state income taxes ...................      165,045      138,611      135,979
  Postretirement benefits other than pensions ...............      169,672      166,682      174,331
  Employment benefits and other noncurrent liabilities ......      120,817       84,264       57,816
                                                                ----------   ----------   ----------
        Total Noncurrent Liabilities ........................    1,456,255      801,061      778,514
                                                                ----------   ----------   ----------
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES .............          843          833        3,253
                                                                ----------   ----------   ----------
COMMITMENTS AND CONTINGENCIES (Note J)

SHAREHOLDERS' EQUITY
Common stock, $.02 1/12 par value; shares authorized -
   250,000,000; shares issued - 48,598,154 in 1995,
   52,892,720 in 1994 and 54,847,486 in 1993 ................        1,012        1,102        1,143
Additional capital ..........................................      295,360      326,392      342,201
Retained earnings ...........................................      771,656      897,160      899,825
Unrealized gains on investments .............................       42,942
                                                                ----------   ----------   ----------
      Total Shareholders' Equity ............................    1,110,970    1,224,654    1,243,169
                                                                ----------   ----------   ----------
      Total .................................................   $3,005,710   $2,447,189   $2,431,432
                                                                ==========   ==========   ==========

CONSOLIDATED STATEMENT OF INCOME

                                                                   Year Ended
                                                   -----------------------------------------
                                                      Dec. 31        Dec. 25      Dec. 26
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)       1995           1994          1993
                                                   -----------    -----------    -----------
OPERATING REVENUE
  Newspapers
    Advertising
      Retail ...................................   $   807,758    $   792,476    $   766,105
      General ..................................       182,516        184,469        168,773
      Classified ...............................       682,696        606,428        546,753
                                                   -----------    -----------    -----------
        Total ..................................     1,672,970      1,583,373      1,481,631
    Circulation ................................       495,315        484,581        474,420
    Other ......................................        81,897         66,968         56,772
                                                   -----------    -----------    -----------
        Total Newspapers .......................     2,250,182      2,134,922      2,012,823
  Business Information Services ................       501,652        514,039        438,525
                                                   -----------    -----------    -----------
        Total Operating Revenue ................     2,751,834      2,648,961      2,451,348
                                                   -----------    -----------    -----------
OPERATING COSTS

  Labor and employee benefits ..................     1,127,979      1,089,417      1,024,181
  Newsprint, ink and supplements ...............       446,841        335,902        335,043
  Other operating costs ........................       785,118        743,054        665,509
  Depreciation and amortization ................       151,612        149,327        141,758
                                                   -----------    -----------    -----------
        Total Operating Costs ..................     2,511,550      2,317,700      2,166,491
                                                   -----------    -----------    -----------
OPERATING INCOME ...............................       240,284        331,261        284,857
                                                   -----------    -----------    -----------
OTHER INCOME (EXPENSE)

  Interest expense .............................       (59,572)       (44,585)       (45,112)
  Interest expense capitalized .................         1,889            474            120
  Interest income ..............................         9,142          6,070          5,712
  Equity in earnings of unconsolidated
    companies and joint ventures ...............        20,661          7,412          7,254
  Minority interests in earnings of consolidated
    subsidiaries ...............................        (8,348)        (9,650)        (9,863)
  Other, net (Note H) ..........................        83,740           (912)           433
                                                   -----------    -----------    -----------
        Total ..................................        47,512        (41,191)       (41,456)
                                                   -----------    -----------    -----------
Income before income taxes .....................       287,796        290,070        243,401
Income taxes ...................................       120,414        119,170         95,312
                                                   -----------    -----------    -----------
INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE ...............       167,382        170,900        148,089
Cumulative effect of change in accounting
   principle for contributions .................        (7,320)
                                                   -----------    -----------    -----------
        Net income .............................   $   160,062    $   170,900    $   148,089
                                                   ===========    ===========    ===========
EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
  Income before cumulative effect of
    change in accounting principle .............   $      3.34    $      3.15    $      2.68
  Cumulative effect of change in accounting
   principle for contributions .................          (.15)
                                                   -----------    -----------    -----------
        Net income .............................   $      3.19    $      3.15    $      2.68
                                                   ===========    ===========    ===========
AVERAGE COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING (in OOOs) ........................        50,098         54,275         55,332
                                                   ===========    ===========    ===========

See "Notes to Consolidated Financial Statements."

CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                   Year Ended
                                                                    -----------------------------------------
                                                                      Dec. 31        Dec. 25        Dec. 26
(In thousands of dollars)                                              1995           1994           1993
                                                                    -----------    -----------    -----------
CASH PROVIDED BY (REQUIRED FOR) OPERATING ACTIVITIES

 Net income .....................................................   $   160,062    $   170,900    $   148,089
  Noncash items included in income:
    Cumulative effect of change in accounting principle .........         7,320
    Depreciation ................................................       104,786        105,776        104,314
    Amortization of excess of cost over net assets acquired .....        23,708         21,857         19,754
    Amortization of other assets ................................        23,118         21,694         17,690
    Provision for noncurrent deferred taxes .....................         4,504          2,632         21,780
    Earnings of investees in excess of distributions ............       (10,828)        (7,538)       (22,802)
    Distributions to investees ..................................        (5,422)
    Gain on sale of subsidiary (Note H) .........................       (92,698)
    Other items, net ............................................        45,964         44,697         29,584
  Change in certain assets and liabilities:
    Accounts receivable .........................................       (18,620)       (41,135)        (3,377)
    Inventories .................................................       (32,292)         1,867         (3,801)
    Other current assets ........................................        (9,531)         2,104          3,086
    Accounts payable ............................................       (19,235)        11,099          7,197
    Federal and state income taxes ..............................       (16,145)         1,358          3,542
    Other current liabilities ...................................         3,006         33,803          4,947
                                                                    -----------    -----------    -----------
        Net cash provided by operating activities ...............       167,697        369,114        330,003
                                                                    -----------    -----------    -----------
CASH PROVIDED BY (REQUIRED FOR) INVESTING ACTIVITIES
  Acquisition of Contra Costa Newspapers, Inc. (Note H) .........      (335,755)
  Additions to property, plant and equipment ....................      (121,025)       (67,110)       (69,541)
  Other items, net ..............................................        47,403        (61,013)       (81,046)
                                                                    -----------    -----------    -----------
        Net cash required for investing activities ..............      (409,377)      (128,123)      (150,587)
                                                                    -----------    -----------    -----------
CASH PROVIDED BY (REQUIRED FOR) FINANCING ACTIVITIES
  Proceeds from sale of commercial paper and senior notes
    payable......................................................     1,092,620        375,308        307,983
  Reduction of total debt .......................................      (490,274)      (414,879)      (417,153)
                                                                    -----------    -----------    -----------
        Net change in total debt ................................       602,346        (39,571)      (109,170)
  Payment of cash dividends .....................................       (74,377)       (77,942)       (76,787)
  Sale of common stock to employees .............................        75,437         25,897         30,709
  Purchase of treasury stock ....................................      (319,363)      (136,977)       (40,693)
  Other items, net ..............................................       (25,604)       (26,157)       (57,567)
                                                                    -----------    -----------    -----------
        Net cash provided by (required for) financing activities        258,439       (254,750)      (253,508)
                                                                    -----------    -----------    -----------
          Net Increase (Decrease) in Cash .......................        16,759        (13,759)       (74,092)
Cash and short-term cash investments at beginning of the year ...         9,253         23,012         97,104
                                                                    -----------    -----------    -----------
Cash and short-term cash investments at end of the year .........   $    26,012    $     9,253    $    23,012
                                                                    ===========    ===========    ===========
Working capital at end of the year ..............................   $    65,280    $     2,163    $    (5,180)
                                                                    ===========    ===========    ===========

See "Notes to Consolidated Financial Statements."

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY




(In thousands of dollars, except share data)         COMMON
                                                     SHARES         COMMON      ADDITIONAL     RETAINED   TREASURY
                                                    OUTSTANDING      STOCK       CAPITAL       EARNINGS     STOCK
                                                    -----------   ----------   -----------    ---------  ------------
BALANCES AT DEC. 27, 1992 ......................    54,965,671    $    1,145   $   321,034    $859,633   $      -
  Issuance of common shares under
    stock option plans .........................       323,894             7        12,883
  Issuance of treasury shares under
    stock option plans .........................        29,670                        (525)                    (1,612)
  Issuance of common shares under
    stock purchase plan ........................       207,223             4        10,078
  Issuance of treasury shares under
    stock purchase plan ........................        71,028                        (596)                    (4,007)
  Purchase of treasury shares ..................      (750,000)                                                40,693
  Retirement of 649,302 treasury shares ........                        (13)        (3,912)    (31,148)       (35,074)
  Tax benefits arising from employee stock
    plans ......................................                                     3,239
  Net income ...................................                                               148,089
  Cash dividends declared on
    common stock - $1.40 per share .............                                               (76,749)
                                                    ----------    ----------   -----------    --------   ------------
BALANCES AT DEC. 26, 1993 ......................    54,847,486    $    1,143   $   342,201    $899,825   $      -
  Issuance of common shares under
    stock option plans .........................        29,600                       1,104
  Issuance of treasury shares under
    stock option plans .........................       227,811                      (3,562)                   (12,571)
  Issuance of treasury shares under
    stock purchase plan ........................       310,123                      (2,767)                   (16,835)
Purchase of treasury shares.....................    (2,522,300)                                               136,977
  Retirement of 1,984,366 treasury shares ......                         (41)      (12,300)    (95,229)      (107,571)
  Tax benefits arising from employee stock
    plans ......................................                                     1,716
  Net income ...................................                                               170,900
  Cash dividends declared on
    common stock - $1.46 per share .............                                               (78,336)
                                                    ----------    ----------   -----------    --------   ------------
BALANCES AT DEC. 25, 1994 ......................    52,892,720    $    1,102   $   326,392    $897,160   $      -
  Issuance of common shares under
    stock option plans .........................        76,075             1         3,429
  Issuance of treasury shares under
    stock option plans .........................     1,083,880                      (9,712)                   (62,712)
  Issuance of treasury shares under
    stock purchase plan ........................       299,779                      (2,407)                   (16,926)
  Purchase of treasury shares ..................    (5,754,300)                                               319,363
  Retirement of 4,370,641 treasury shares ......                         (91)      (26,830)   (212,804)      (239,725)
  Tax benefits arising from employee stock
    plans ......................................                                     4,488
  Unrealized gains on investments ..............                                                42,942
  Net income ...................................                                               160,062
  Cash dividends declared on
    common stock - $1.48 per share .............                                               (72,762)
                                                    ----------    ----------   -----------    --------   ------------
BALANCES AT DEC. 31, 1995 ......................    48,598,154    $    1,012   $   295,360    $814,598   $      -
                                                    ==========    ==========   ===========    ========   ============

See "Notes to Consolidated Financial Statements"

NOTE A

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        A description of the company's business and the nature and scope of its operations are set forth in Item 1 and 2. Reading this information is recommended for a more complete understanding of the financial statements.
        The company reports on a fiscal year, ending the last Sunday in the calendar year. Results for 1995 are for the 53 weeks ended Dec. 31, and results for 1994 and 1993 are for the 52 weeks ended Dec. 25 and Dec. 26, respectively.
        The basis of consolidation is to include in the consolidated financial statements all the accounts of Knight-Ridder, Inc., and its more-than-50%-owned subsidiaries. All significant intercompany transactions and account balances have been eliminated in consolidation.
        The company is a 50% partner in the Detroit Newspaper Agency (DNA), a joint operating agency between Detroit Free Press, Inc., a wholly owned subsidiary of Knight-Ridder, Inc., and The Detroit News, Inc., a wholly owned subsidiary of Gannett Co., Inc. In 1989, business operations of the Free Press and The Detroit News were transferred to the DNA. Knight-Ridder received 45% of any profit of the agency through the first three years, with Gannett receiving 55%. In the fourth year, Knight-Ridder received 47% of the DNA profit and beginning Dec. 27, 1993, received 49%. As of Dec. 26, 1994, profits are split equally through the end of the 100-year Joint Operating Agreement (JOA). The Consolidated Statement of Income includes on a line-by-line basis the company's pro rata share of the revenue and expense generated by the operation of the agency.
        Investments in companies in which Knight-Ridder, Inc., has an equity interest of at least 20% but not more than 50% are accounted for under the equity method. Under this method, the company records its share of earnings as income and increases the investment by the equivalent amount. Dividends are recorded as a reduction in the investment.
        The investment caption "Equity in unconsolidated companies and joint ventures" in the Consolidated Balance Sheet represents the company's equity in the net assets of DNA; the Seattle Times Company and subsidiaries; Newspapers First, a company responsible for the sales and services of general, retail and classified advertising accounts for a group of newspapers; Southeast Paper Manufacturing Co. and Ponderay Newsprint Company, two newsprint mill partnerships; TKR Cable Company and TKR Cable Partners, a cable television joint venture; InfiNet, a joint venture that allows newspapers to offer Internet access to subscribers; Destination Florida, a company that provides travel information online services; and PRC Realty Systems, Inc., (PRC) a software system producer for the real estate industry. The company owns 49-1/2% of the voting common stock and 65% of the nonvoting common stock of the Seattle Times Company, owns 50% of the voting stock of Newspapers First, is a one-third partner in the Southeast Paper Manufacturing Co., owns a 13-1/2% equity share of Ponderay Newsprint Company, and jointly owns TKR Cable Company and TKR Cable Partners. The company has a 15% interest in TCI/TKR Limited partnership through TKR Cable Partners.
        During 1995, the company formed a joint venture partnership, known as InfiNet, with Landmark Communications, Inc., became equal partners with the Tribune Co. in a company named Destination Florida and purchased a 25% interest in PRC. The Realtron Corporation was merged with PRC later in 1995.
        The investment in unconsolidated companies and joint ventures at Dec. 31, 1995, includes $289.2 million representing the company's share of undistributed earnings (excluding the DNA) accumulated since the investment dates. The company's share of the earnings of the unconsolidated companies (except for the DNA) of $20.7 million in 1995, $7.4 million in 1994 and $7.3 million in 1993 is included in the caption "Equity in earnings of unconsolidated companies and joint ventures" in the Consolidated Statement of Income. Dividends and cash distributions received from the unconsolidated companies and joint ventures (excluding the DNA) were $3.2 million in 1995, $3.1 million in 1994 and $3.0 million in 1993 and were offset against the investment account.

        Fort Wayne Newspapers, Inc., Infomart Dialog and Transax Systems are the only consolidated subsidiaries and joint ventures that have a minority ownership interest. The minority shareholder's interest in the net income of these subsidiaries has been reflected as an expense in the Consolidated Statement of Income in the caption "Minority interest in earnings of consolidated subsidiaries." Also included in this caption is a contractual minority interest resulting from a JOA that runs through the year 2021 between the Miami Herald Publishing Co. and Cox Newspapers, covering the publication of The Herald and The Miami News, which ceased publication in 1988. The company's liability to the minority interest shareholders is included in the Consolidated Balance Sheet caption, "Minority Interests in Consolidated Subsidiaries."
        "Cash and short-term cash investments" includes currency and checks on hand, demand deposits at commercial banks, overnight repurchase agreements of government securities and investment-grade commercial paper with maturities of 90 days or less. Cash and short-term investments are recorded at cost. Due to the short-term nature of marketable securities, cost approximates market value.
        "Inventories" are priced at the lower of cost (first-in, first-out FIFO method), or market. Most of the inventory is newsprint, ink and other supplies used in printing newspapers.
        "Other assets" includes investments in companies in which Knight-Ridder owns a less than 20% interest. These investments are reviewed for appropriate classification at the time of purchase and re-evaluated as of each balance sheet date. Investments available for sale are carried on the balance sheet at fair market value, with the unrealized gains (net of tax), reported as a separate component of shareholders' equity, which resulted in unrealized gains (net of tax), of $42.9 million at Dec. 31, 1995. Investments are classified as held-to-maturity when the company has the positive intent and ability to hold the investment to maturity. The company recognizes income from such investments upon the receipt of a dividend.
        "Property, plant and equipment" is recorded at cost and the provision for depreciation for financial statement purposes is computed principally by the straight-line method over the estimated useful lives of the assets. The company capitalizes interest expense as part of the cost of major construction projects.
        "Excess of cost over net assets acquired" arises from the purchase of at least a 50% interest in a company for a price higher than the fair market value of the net tangible assets. Intangible assets of this type arising from acquisitions accounted for as purchases and occurring subsequent to Oct. 31, 1970, totaled approximately $1.1 billion at Dec. 31, 1995. They are generally being amortized over a 40-year period on a straight-line basis, unless management has concluded a shorter term is more appropriate. If, in the opinion of management, an impairment in value occurs, based on the undiscounted cash flow method, any necessary additional write-downs will be charged to expense.
        "Deferred revenue" arises as a normal part of business from advance subscription payments for newspapers and business information services. Revenue is recognized in the period in which it is earned.
        "Short-term borrowings" represent the carrying amounts of commercial paper and other short-term borrowings that approximate fair value. "Long-term debt" represents the carrying amounts of debentures and notes payable. Fair values, disclosed in Note C, are estimated using discounted cash flow analyses based on the company's current incremental borrowing rates for similar types of borrowing arrangements.
        In 1994, the company adopted FAS 112 - Employers Accounting for Post Employment Benefits. The adoption of FAS 112 did not materially impact the financial statements. In the first quarter of 1995, the company adopted FAS 116 Accounting for Contributions Received and Contributions Made. The adoption of FAS 116 resulted in a $7.3 million charge (net of tax) to operations, or $.15 per share, and was recorded as a cumulative effect adjustment. In 1996, the company will adopt the provisions of FAS 121 - Accounting for the Impairment of Long-Lived Assets. FAS 121 requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Based on current circumstances, the company does not believe the effect of adoption will be material. Also in 1996, the company plans to adopt the provisions of FAS 123 - Accounting for Stock-Based Compensation. The company will continue to account for stock-based compensation plans under the provisions of APB 25 - Accounting for Stock Issued to Employees. The company will disclose the pro forma information required for stock-based compensation plans in accordance with FAS 123.

        Earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Quarterly earnings per share may not add to the total for the year, since each quarter and the year are calculated separately based on average outstanding shares during the period.
        Use of estimates - the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
        Certain amounts in 1994 and 1993 have been reclassified to conform to the 1995 presentation.

NOTE B

INCOME TAXES

        The company's income tax expense is determined under the provisions of FAS 109, Accounting for Income Taxes, which requires the use of the liability method in adjusting previously deferred taxes for changes in tax rates.
        Substantially all of the company's earnings are subject to domestic taxation. No material foreign income taxes have been imposed on reported earnings.

Federal, state and local income taxes consist of the following (in thousands):

                                      1995                   1994                  1993
                               ------------------     ------------------    -------------------
                                Current   Deferred    Current    Deferred   Current    Deferred
                               --------   --------    --------   --------   --------   --------
Federal income taxes .......   $100,568   $(10,128)   $ 97,824   $  2,501   $ 53,422   $ 38,231
State and local income
  taxes.....................     26,733      3,241      18,791         54     11,702     (8,043)
                               --------   --------    --------   --------   --------   --------
  Total ....................   $127,301   $ (6,887)   $116,615   $  2,555   $ 65,124   $ 30,188
                               ========   ========    ========   ========   ========   ========

        Cash payments of income taxes for the years 1995, 1994 and 1993 were $130.1 million, $104.5 million and $82.7 million, respectively. Payment in 1995 includes the tax impact resulting from the gain on the sale of the Journal of Commerce. Payments in 1993 include the payment and settlement of prior year state and federal income tax examinations.

EFFECTIVE INCOME TAX RATES
        The differences between income tax expense shown in the financial statements and the amounts determined by applying the federal statutory rate of 35% in each year are as follows (in thousands):

                                                            1995         1994         1993
                                                         ---------    ---------    ---------
Federal statutory income tax .........................   $ 100,729    $ 101,525    $  85,190
State and local income taxes, net of federal benefit..      19,483       12,249       10,913
Statutory rate applied to nondeductible amortization
  of the excess of cost over net assets acquired .....       6,122        7,650        6,914
Change in deferred state tax asset valuation allowance      (2,628)         -         (6,695)
Other items, net .....................................      (3,292)      (2,254)      (1,010)
                                                         ---------    ---------    ---------
    Total ............................................   $ 120,414    $ 119,170    $  95,312
                                                         =========    =========    =========

The deferred tax asset and liability at the fiscal year end is comprised of the following components (in thousands):

                                                                                  1995       1994        1993
Deferred Tax Assets                                                              --------   --------   --------
Postretirement benefits other than pensions (including amounts
  relating to partnerships in which the company participates)................    $ 85,789   $ 84,833   $ 87,199
Compensation and benefit accruals............................................      21,768     17,130     11,238
Accrued interest.............................................................       8,073      5,135      3,439
Other nondeductible accruals.................................................      30,068     28,127     33,900
                                                                                 --------   --------   --------
  Gross deferred tax assets..................................................    $145,698   $135,225   $135,776
                                                                                 ========   ========   ========
Deferred Tax Liability
Depreciation and amortization ...............................................     136,972   $173,500   $147,115
Equity in partnerships and investees ........................................      52,708     46,715     49,141
Deferred intercompany transactions ..........................................      17,270     16,343     17,054
Unrealized appreciation in equity securities ................................      33,478
Research and experimental expenditures ......................................      12,232      9,379      6,145
Other .......................................................................      31,924      5,412     29,890
                                                                                 --------   --------   --------
  Gross deferred tax liability ..............................................    $284,584   $251,349   $249,345
                                                                                 --------   --------   --------
  Net deferred tax liability ................................................    $138,886   $116,124   $113,569
                                                                                 ========   ========   ========

The components of deferred taxes included in the Consolidated Balance Sheet are as follows (in thousands):

                                                                                  1995       1994       1993
                                                                                --------   --------   --------
Current asset ...............................................................   $ 26,159   $ 22,487   $ 22,410
Noncurrent liability ........................................................    165,045    138,611    135,979
                                                                                --------   --------   --------
Net deferred tax liability ..................................................   $138,886   $116,124   $113,569
                                                                                ========   ========   ========

NOTE C

DEBT

Debt consisted of the following (in thousands):

                                                                              Dec. 31      Dec. 25      Dec. 26
                                                                               1995          1994        1993
                                                                            ----------   -----------  ----------
Commercial paper due at various dates through May 3, 1996,
  at an effective interest rate of 5.88% as of Dec. 31, 1995.
  Amounts are net of unamortized discounts of $5,502 in 1995,
  $136 in 1994 and $15 in 1993(a) .......................................   $  557,698   $   54,764   $   53,985
Debentures due on April 15, 2009, bearing interest at 9.875%, net of unamortized discount of $2,211 in 1995, $2,363 in 1994
  and $2,528 in 1993 ....................................................      197,789      197,637      197,472
Notes payable on Jan. 15, 1994, bearing interest at 9.05%,
  retired in January 1994, net of unamortized discount
  of $1 in 1993 .........................................................                                 39,999
Notes payable, bearing interest at 8.5%, subject to mandatory pro rata amortization of 25% annually commencing Sept. 1, 1998, through maturity on Sept. 1, 2001, net of unamortized discount of $726 in 1995,
  $897 in 1994 and $1,069 in 1993 .......................................      159,274      159,103      158,931
Senior notes payable on Dec. 15, 2005, bearing interest at 6.3%,
   net of unamortized discount of $911 in 1995 ..........................       99,089
Other indebtedness ......................................................                                    688
                                                                            ----------   ----------   ----------
                                                                             1,013,850      411,504      451,075
Less amounts payable in one year (b) ....................................       13,129                    40,687
                                                                            ----------   ----------   ----------
      Total long-term debt ..............................................   $1,000,721   $  411,504   $  410,388
                                                                            ==========   ==========   ==========

     (a) Commercial paper is supported by $800 million of revolving credit and term loan agreements, $550 million of which mature on Oct. 27, 2000, and $250 million of which mature on Oct. 25, 1996.
     (b) The $550 million revolving credit and term loan agreements maturing on Oct. 27, 2000, are long-term in that no principal payments are required during the next 12 months. Accordingly, commercial paper of $545 million with a balance due at maturity of $550 million, is classified as noncurrent.
     Interest payments during 1995, 1994 and 1993 were $45.4 million, $40.2 million and $41.2 million, respectively.

     The following table presents the approximate annual maturities of debt for the five years after 1995 (in thousands):

1996 ...................................  $   13,129
1997....................................         -
1998....................................      39,818
1999....................................      39,818
2000....................................     584,389
2001 and thereafter.....................     336,696
                                          ----------
     Total..............................  $1,013,850
                                          ==========

The carrying amounts and fair values of debt as of Dec. 31, 1995, are as follows (in thousands):

                                  Carrying       Fair
                                   Amount       Value
                                ----------   ----------
Commercial paper.............   $  557,698   $  557,698
9.875% Debentures............      197,789      262,320
8.5% Notes payable...........      159,274      179,488
6.3% Senior notes
  payable ...................       99,089      101,750
                                ----------   ----------
  Total .....................   $1,013,850   $1,101,256
                                ==========   ==========

NOTE D

UNCONSOLIDATED COMPANIES AND JOINT VENTURES

Summary financial information for the company's unconsolidated companies and joint ventures that are accounted for by the equity method is as follows (in thousands):

                                                      1995          1994           1993
                                                  -----------   -----------    -----------
Current assets ................................   $   274,815   $   228,864    $   223,828
Property, plant and equipment and other
  assets ......................................     3,671,364     3,498,335      3,494,829
Current liabilities ...........................       323,199       290,418        255,238
Long-term debt and other noncurrent
  liabilities .................................     2,572,060     2,479,374      2,478,124
Net sales .....................................     1,248,694     1,021,198        995,737
Gross profit ..................................       376,545       313,221        281,247
Net income (loss) .............................         6,517       (48,142)       (42,602)
Company's share of:

  Net assets ..................................       321,658       293,205        289,986
  Net income ..................................   $    20,661   $     7,412    $     7,254


        In 1989, the Detroit Free Press and the Detroit News began operating under a joint operating agreement as the Detroit Newspaper Agency (DNA). Balance sheet amounts for the DNA at Dec. 31, 1995, Dec. 25, 1994, and Dec. 26, 1993, are included above and the net assets contributed to the DNA are included in "Equity in Unconsolidated Companies and Joint Ventures" in the Consolidated Balance Sheet.

NOTE E

CAPITAL STOCK

        In 1991, shareholders authorized 20 million shares of preferred stock for future issuance. Common stock authorized for issuance is 250 million shares at par value $.02-1/12 per share.
        The Employees Stock Purchase Plan provides for the sale of common stock to employees of the company and its subsidiaries at a price equal to 85% of the market value at the end of each purchase period. Participants under the plan received 299,779 shares in 1995, 310,123 shares in 1994 and 278,251 shares in 1993. The purchase price of shares issued in 1995 under this plan ranged between $46.33 and $54.67, and the market value on the purchase dates of such shares ranged from $54.50 to $64.31.

        The Employee Stock Option Plan provides for the issuance of nonqualified stock options and incentive stock options. Options are issued at prices not less than market value at date of grant and until 1994 were exercisable at issue date. Options granted after March 1994 are exercisable in three equal installments vesting over a three-year period from the date of grant. There is no expiration date for the granting of options, but options must expire no later than 10 years from the date of grant. The option plan provides for the discretionary grant of stock appreciation rights (SARs) in tandem with previously granted options, which allow a holder to receive in cash, stock or combinations thereof the difference between the exercise price and the fair market value of the stock at date of exercise. The value of stock appreciation rights is charged to compensation expense. When options and stock appreciation rights are granted in tandem, the exercise of one cancels the exercise right of the other.
        Proceeds from the issuance of shares under these plans are included in shareholders' equity and do not affect income.

Transactions under the Employee Stock Option Plan are summarized as follows:

                                                                     Average
                                                    Number of         Price
                                                     Shares         Per Share
                                                    ---------       ---------
Outstanding
  Dec. 27, 1992 .................................  3,480,962        $   48.09
    Exercised ...................................   (353,564)           39.47
    Canceled ....................................       (900)           58.63
    Granted .....................................    739,925            58.88
                                                  ----------
Outstanding
  Dec. 26, 1993 .................................  3,866,423            50.94
    Exercised ...................................   (257,411)           39.10
    Canceled ....................................     (6,100)           55.57
    Granted .....................................    720,450            49.24
                                                  ----------
Outstanding
  Dec. 25, 1994 .................................  4,323,362            51.36
    Exercised ................................... (1,159,955)           48.42
    Canceled ....................................    (12,400)           52.47
    Granted .....................................    672,650            64.31
                                                  ----------
Outstanding
  Dec. 31, 1995 .................................  3,823,657        $   54.52
                                                  ==========

        The exercise price of the shares issued upon exercise of stock option in 1995 ranged between $35.06 and $58.94.
        In 1993, shareholders voted in favor of a proposal amending the Employee Stock Option Plan to make an additional 3.5 million shares of the company's common stock available for options. In addition, shareholders voted in favor of an amendment to make 1.5 million shares of common stock available for purchase under the Employees Stock Purchase Plan.
        At Dec. 31, 1995, shares of the company's authorized but unissued common stock were reserved for issuance as follows:


                                                   Shares
                                                  ---------
Employee stock option plans ....................  2,195,218
Employees stock purchase plan ..................  1,131,187
                                                  ---------
   Total .......................................  3,326,405
                                                  =========

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

NOTE F

RETIREMENT PLANS

        The company and its subsidiaries have several company-administered noncontributory defined benefit plans covering most non-union employees. These plans provide benefits that are based on the employees' compensation during various times before retirement. The funding policy for these plans is to contribute annually an amount that is intended to provide the projected benefit earned during the year for the covered employees. The company also contributes to certain multi-employer union defined benefit plans, company-administered and jointly administered negotiated plans covering union employees. The funding policy for these plans is to make annual contributions in accordance with applicable agreements.
        The company also sponsors certain defined contribution plans established pursuant to Section 401(k) of the Internal Revenue Code. Subject to certain dollar limits, employees may contribute a percentage of their salaries to these plans, and the company will match a portion of the employees' contributions.


        A summary of the components of net periodic pension cost for the defined benefit plans (both company-administered non-negotiated and single-employer negotiated plans) is presented here, along with the total amounts charged to pension expense for multi-employer union defined benefit plans, defined contribution plans and other agreements (in thousands):


                                                 1995      1994      1993
                                              ---------  --------  ---------
Defined benefit plans:
   Service cost ............................. $  19,570  $ 23,699  $  18,961
   Interest cost ............................    51,725    48,559     45,961
   Actual return on
    plan assets .............................  (137,554)   20,553    (78,805)
   Net amortization
    and deferral ............................    84,042   (78,037)    25,632
                                              ---------  --------   --------
    Net .....................................    17,783    14,774     11,749

Multi-employer
   union plans ..............................    13,006    13,640     12,713
Defined contribution
   plans ....................................    11,030    10,415      9,139
Other .......................................     1,808     2,129      2,454
                                              ---------  --------   --------
   Net periodic
     pension cost ........................... $  43,627  $ 40,958   $ 36,055
                                              =========  ========   ========

Assumptions used each year in accounting for defined benefit plans were:

                                               1995     1994       1993
                                              ------   -------   ---------
Discount rate as of
  year end ..................................  7.25%    8.5%     5.75-7.5%
Expected long-term rate
  of return on assets
  assumed in determining
  pension expense ...........................  8.5     8.0-8.5    8.0-8.5
Rate of increase in
  compensation levels
  as of year end ............................  4.5     3.5-4.5    3.5-4.5


        The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheet for the defined benefit plans (in thousands):

                                                    Dec. 31, 1995                 Dec. 25, 1994            Dec. 26, 1993
                                               --------------------------   ------------------------  -------------------------
                                               Plans Whose    Plans Whose   Plans Whose  Plans Whose  Plans Whose   Plans Whose
                                                  Assets      Accumulated     Assets     Accumulated    Assets      Accumulated
                                                  Exceed       Benefits       Exceed       Benefits     Exceed        Benefits
                                                Accumulated      Exceed     Accumulated     Exceed    Accumulated      Exceed
                                                 Benefits        Assets       Benefits      Assets      Benefits      Assets
                                                (17 plans)     (11 plans)    (19 plans)   (8 plans)    (17 plans)    (9 plans)
                                                ----------     ---------     ---------    ---------    ---------     ----------
Actuarial present value of benefit obligations:
  Vested benefit obligations ..................   $ 564,319    $ (83,275)   $ 459,237    $  49,613    $ 485,172     $   51,583
                                                  =========    =========    =========    =========    =========     ==========
  Accumulated benefit obligations .............   $ 574,642    $  85,581    $ 468,205    $  51,217    $ 495,682     $   54,205
                                                  =========    =========    =========    =========    =========     ==========
Projected benefit obligation ..................   $ 672,691    $ 100,273    $ 539,832    $  58,989    $ 579,162     $   64,329
Plan assets at fair value .....................     717,475       55,019      612,776       32,380      648,468         36,955
                                                 ----------    ---------    ---------    ---------    ---------     ----------
Projected benefit obligation
  less than (in excess of) plan assets ........      44,784      (45,254)      72,944      (26,609)      69,306        (27,374)
Unrecognized net (gain) loss ..................     (15,441)      15,032      (37,278)       1,220      (31,764)         5,464
Prior service cost not yet recognized
  in net periodic pension cost ................      24,865       12,522       28,408       13,685       30,305         13,054
Unrecognized net (asset) obligation
  at the date FAS 87 was adopted,
  net of amortization .........................     (23,689)       2,190      (29,122)       2,523      (33,511)         2,962
Adjustment required to recognize
  minimum liability ...........................                  (18,071)                  (10,199)                    (11,357)
                                                 ----------    ---------    ---------    ---------    ---------     ----------
Net pension asset (liability) recognized
  in the Consolidated Balance Sheet ...........   $  30,519    $ (33,581)   $  34,952    $ (19,380)   $  34,336     $  (17,251)
                                                  =========    =========    =========    =========    =========     ==========


     Of the 11 plans whose Accumulated Benefits exceed assets, 5 are nonqualified pension plans. These unfunded plans have total Accumulated Benefits of $22.2 million.
     Net pension assets are included in "Other" noncurrent assets and net pension liabilities are included in "Employment benefits and other noncurrent liabilities." Substantially, all of the assets of the company-administered plans are invested in listed stocks and bonds.



NOTE G

SEGMENT INFORMATION

        The company is a diversified information and communications company with two principal business segments: Newspapers and Business Information Services. Financial data regarding the company's business segments are presented in Item 1 and 2 BUSINESS/PROPERTIES.
        Operating revenue by industry segment includes sales to unaffiliated customers, as reported in the company's consolidated income statement.
        Operating income is operating revenue less operating expenses, including depreciation expense and amortization of intangibles. General corporate expenses are not allocated to the Newspaper or Business Information Services divisions. Equity in earnings of unconsolidated companies and joint ventures, minority interests in earnings of consolidated subsidiaries, interest income, net interest expense, other nonoperating income and expense items, as well as income taxes and cumulative effect of change in accounting principle, have not been included in the amounts reflected as operating income by segment.
        Identifiable assets by segment are all assets employed in the individual operations of each business segment and excess of cost over net assets acquired associated with acquisitions in each segment. General corporate assets include cash and equivalents, other investments, net assets of unconsolidated companies and joint ventures (other than the Detroit Newspaper Agency, which is included in Newspaper Division assets), and property, plant and equipment used primarily for corporate purposes. Investments in unconsolidated companies and joint ventures are discussed in Notes A and D.

NOTE H

ACQUISITIONS AND DISPOSITION

ACQUISITIONS
     On Oct. 31, 1995, the company acquired 100% of the outstanding shares of Lesher Communications, Inc., ("Lesher") for $360 million. Lesher, a privately held newspaper company based in Walnut Creek, Calif., publishes four daily newspapers in contiguous Contra Costa and eastern Alameda County markets in the East Bay area of Northern California. Lesher was renamed Contra Costa Newspapers, Inc., (CCN) in November 1995. The fair value of assets acquired, not including goodwill, was $101.6 million and liabilities assumed totaled $106.0 million. Goodwill and other intangibles of $272.1 million are being amortized over periods ranging from 15 to 40 years on the straight-line basis.
     The pro forma results listed below are unaudited and reflect purchase price accounting adjustments assuming the acquisition occurred at the beginning of each year presented (in thousands, except per share data).

                                  1995         1994
                               ----------   ----------
Net sales ..................   $2,854,923   $2,744,623
Operating earnings .........      243,754      336,470
Earnings before income
taxes.......................      267,678      275,007
Net earnings ...............      161,700      161,765
Earnings per common and
common equivalent share.....         3.23         2.98

     During October 1995, the company acquired 100% interest in The CARL Corporation, a leading provider of library automation services. The company also acquired a 100% interest in The UnCover Company, a joint partnership of The CARL Corporation and Blackwell Limited.
     The acquisitions were accounted for as purchases and, accordingly, the accompanying financial statements include the results of their operations from the acquisition dates. The purchase price allocation is based on preliminary data. The acquisition cost of CCN is included in the caption "Acquisition of Contra Costa Newspapers, Inc.," while the costs of the CARL and UnCover acquisitions are included in the caption "Other items, net" in the "Cash Provided by (Required for) Investing Activities" section of the Consolidated Statement of Cash Flows. The difference between the CCN purchase price of $360 million and the cash distribution of $335.8 million was due to certain liabilities assumed by the company.

DISPOSITION
     On April 3, 1995, the company sold the Journal of Commerce (JoC) to the Economist Group of London for $115 million. The after-tax gain from the sale of the JoC was $53.8 million.

NOTE I

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The company and its subsidiaries have defined postretirement benefit plans that provide medical and life insurance for retirees and eligible dependents. The company's postretirement benefit expense is determined under the provisions of FAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This statement requires that the cost of these benefits, which are primarily for health care and life insurance, be recognized in the financial statements throughtout the employees' active working careers.


The company valued the accumulated postretirement benefit obligation using the following assumptions:

                                                                           1995        1994        1993
                                                                          ------      ------      ------
Discount rate at the end of the year.....................................   7.25%       8.50%       7.50%
Return on plan assets....................................................   8.5         8.5         8.5
Annual rate of increase in salaries......................................   4.5         4.5         4.5
Medical trend rate:
  Projected..............................................................  10.0        11.0        12.0
  Reducing to this percentage in 2001 and thereafter.....................   5.5         5.5         5.5


     The following tables present the funded status of the company's benefit plans (excluding liabilities of the DNA that are reported in the Consolidated Balance Sheet under the investment caption "Equity in unconsolidated companies and joint ventures") and the components of 1995, 1994 and 1993 periodic expense (in thousands):

                                                                1995                 1994                  1993
                                                        -------------------   -------------------   -------------------
                                                                     LIFE                  LIFE                  LIFE
                                                                   INSURANCE             INSURANCE             INSURANCE
                                                        MEDICAL    AND OTHER   MEDICAL   AND OTHER  MEDICAL    AND OTHER
                                                         PLANS       PLANS      PLANS      PLANS     PLANS       PLANS
                                                        --------    -------   --------    -------   --------    -------
Accumulated postretirement benefit obligation:
  Retirees ..........................................   $ 69,180    $13,313   $ 64,244    $11,194   $ 71,550    $13,619
  Fully eligible active plan participants ...........     16,935      5,500     11,673      4,467     12,375      5,267
  Other active plan participants ....................     21,820     16,423     13,554     15,454     19,667     17,679
                                                        --------    -------   --------    -------   --------    -------
  Total .............................................    107,935     35,236     89,471     31,115    103,592     36,565
Fair value of assets ................................       -          -          -          -          -          -
                                                        --------    -------   --------    -------   --------    -------
Accumulated benefit obligation
  in excess of plan assets ..........................    107,935     35,236     89,471     31,115    103,592     36,565
Unrecognized net reduction (increase)
  in prior service costs ............................     31,723       (180)    35,752       (222)    34,331       (169)
Unrecognized net gain (loss) ........................    (10,623)     5,581      1,628      8,938     (2,900)     2,912
                                                        --------    -------   --------    -------   --------    -------
Accrued liability recognized in the balance sheet ...   $129,035    $40,637   $126,851    $39,831   $135,023    $39,308
                                                        ========    =======   ========    =======   ========    =======
Net periodic postretirement benefit cost
  includes the following components:
    Service cost ....................................       $   4,477               $   3,081             $   3,911
    Interest cost ...................................          11,909                  11,203                13,184
    Amortization ....................................          (5,303)                 (4,810)               (3,558)
                                                            ---------               ---------             ---------
    Net periodic postretirement benefit cost ........       $  11,083               $   9,474             $  13,537
                                                            =========               =========             =========
Impact of one percent increase in medical trend rate:
  Aggregate impact on 1995 service cost
    and interest cost ...............................       $   1,172
                                                            =========
  Increase in Dec. 31, 1995, accumulated
    postretirement benefit obligation ...............       $   9,168
                                                            =========

NOTE J

COMMITMENTS AND CONTINGENCIES
     At Dec. 31, 1995, the company had lease commitments currently estimated to aggregate approximately $127.3 million that expire from 1996 through 2051 as follows (in thousands):

1996....................... $ 18,123
1997.......................   17,296
1998.......................   12,330
1999.......................   10,575
2000.......................    8,699
2001 and thereafter........   60,227
                            --------
Total...................... $127,250
                            ========

     Payments under the lease contracts were $27.8 million in 1995, $27.0 million in 1994 and $25.4 million in 1993.
     In connection with the company's insurance program, letters of credit are required to support certain projected worker's compensation obligations. At Dec. 31, 1995, the company had approximately $32 million of undrawn letters of credit outstanding.
     Various libel actions, environmental and other legal proceedings that have arisen in the ordinary course of business are pending against the company and its subsidiaries.
     In 1990, a verdict was rendered against the company's subsidiary, Philadelphia Newspapers, Inc. (PNI), publisher of The Philadelphia Inquirer and Philadelphia Daily News, in a libel action entitled Sprague v. Philadelphia Newspapers, Inc., for $2.5 million in compensatory damages and $31.5 million in punitive damages. Following entry of the judgment on Sept. 15, 1992, PNI appealed the judgment to the Pennsylvania Superior Court. The Superior Court affirmed the $2.5 million in compensatory damages and reduced the punitive damages judgment to $21.5 million. PNI appealed the Superior Court's ruling to the Pennsylvania Supreme Court, which denied the petition in January 1996. PNI has filed a motion for rehearing before the Pennsylvania Supreme Court. PNI believes that substantial grounds exist for a decision by an appellate court to grant a new trial on all issues.
     In the opinion of management, the ultimate liability to the company and its subsidiaries as a result of this and other legal proceedings will not be material to the financial position or results of operations.

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


/s/ TONY RIDDER                         /s/ ROSS JONES
------------------------------------    -----------------------------
P. Anthony Ridder                       Ross Jones
Chairman and Chief Executive Officer    Senior Vice President/Finance
                                        and Chief Financial Officer



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders
Knight-Ridder, Inc.

        We have audited the accompanying consolidated balance sheet of Knight-Ridder, Inc., and subsidiaries as of December 31, 1995, December 25, 1994, and December 26, 1993, and the related consolidated statements of income, cash flows and shareholders' equity for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knight-Ridder, Inc., and subsidiaries at December 31, 1995, December 25, 1994, and December 26, 1993, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
        As discussed in Note A to the financial statements, in 1995 the company changed its method of accounting for contributions.


                                                       /s/ ERNST & YOUNG LLP
                                                       ---------------------
Miami, Florida
February 1, 1996

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable


PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         1995 Proxy Statement page 2, "Election of Directors" page 3, "Nominees for Election as Directors for Terms Ending 1999"; page 4, "Nominees for Election as Directors for Terms Ending 1998"; pages 4 and 5, "Continuing Directors"; page 15, "Certain Relationships and Reports of Certain Stock Transactions"; page 7, "Compensation Committee Interlocks and Insider Participation."

KNIGHT-RIDDER EXECUTIVE COMMITTEE

ALVAH H. CHAPMAN JR., 74. Served as chairman of the Executive Committee 1984 to 1995; chairman of the board 1982 to 1989; chief executive officer 1976 to 1988; president 1973 to 1982; executive vice president 1967 to 1973; vice president 1966 to 1967; Miami Herald general manager 1962 to 1969. B.S., business administration, The Citadel, 1942.

MARY JEAN CONNORS, 43, vice president/human resources since 1989. Served as Philadelphia Newspapers, Inc., vice president/human resources 1988 to 1989; assistant to the senior vice president/news for Knight-Ridder 1988; The Miami Herald assistant managing editor/personnel 1985 to 1988; held various editing positions at The Miami Herald 1980 to 1985. B.A., English, Miami University in Oxford, Ohio, 1973.

JOHN C. FONTAINE, 64, president since July 1995. Served as executive vice president 1994 to 1995; senior vice president 1987 to 1993; general counsel 1980 to 1993. Formerly a partner with Hughes Hubbard & Reed. LL.B., Harvard Law School, 1956; B.A., political science, University of Michigan, 1953.

ROSS JONES, 53, senior vice president and chief financial officer since 1993. Served as vice president/finance in 1993; vice president and treasurer of Reader's Digest Association, Inc., 1985 to 1993 and in other positions there 1977 to 1985. Served as manager at Brown Brothers Harriman & Co. 1970 to 1977. M.B.A., finance, Columbia University Business School, 1970; B.A., classics, Brown University, 1965.

BERNARD H. RIDDER JR., 79, former chairman of the board 1979 to 1982; former chairman of the Executive Committee 1976 to 1984; former vice chairman of the board 1974 to 1979. Served as president and chief executive officer of Ridder Publications, Inc., 1969 to 1974. B.A., history, Princeton University, 1938.

P. ANTHONY RIDDER, 55, chairman of Executive Committee since July 1995; Knight-Ridder chairman and CEO since July 1995 and CEO since March 1995. Served as president 1989 to 1995; president of the Newspaper Division 1986 to 1995; chairman of the Operating Committee since 1985. Served as publisher of the San Jose Mercury News 1977 to 1986; general manager 1975 to 1977; business manager 1969 to 1975. B.A., economics, University of Michigan, 1962.

PATRICK J. TIERNEY, 50, chief executive officer and president of Knight-Ridder Information, Inc., since 1991. Served as vice president and general manager of the information services division of TRW, Inc. M.B.A., University of Colorado, 1970; B.S., business, University of Colorado, 1967.

OTHER OFFICERS



Marty Claus, 47, vice president/news since 1993. Served as Detroit Free Press managing editor/business and features from 1987 to 1992; held various editing positions at the Free Press 1977 to 1987. Held various writing and editing positions at the San Bernardino (Calif.) Sun-Telegram 1970 to 1977. B.A., journalism, Michigan State University Honors College, 1970.

Gary R. Effren, 39, vice president/controller since February 1995. Served as assistant vice president/ assistant treasurer 1993 to 1995; assistant to the vice president/finance and treasurer 1989 to 1993; director of corporate accounting 1986 to 1989; business manager of Viewdata Corp. of America 1984 to 1986; manager of financial reporting 1983 to 1984. M.B.A., University of Miami, 1989; B.S., accounting, Rider College, 1978; CPA.

Virginia Dodge Fielder, 47, vice president/research since 1989. Served as vice president/news and circulation research 1986 to 1989. Served as director/news and circulation research 1981 to 1985; editorial research manager, Chicago Sun-Times 1979 to 1981; held various positions at Lexington Herald-Leader 1976 to 1979. Ph.D., mass communications, Indiana University, 1976; M.A., journalism, Indiana University, 1974; B.A., psychology, Transylvania University, 1970.

Douglas C. Harris, 56, vice president and secretary since 1986. Served as vice president/personnel 1977 to 1985; director/personnel 1972 to 1977. Formerly with Peat, Marwick, Mitchell and Co. as director of college and special recruiting. Advanced Management Program, Harvard Business School, 1987; Ed.D., counseling and guidance, Indiana University, 1968; M.S., student personnel, Indiana University, 1964; B.S., business administration, Murray State University, 1961.

Clark Hoyt, 53, vice president/news since 1993. Served as chief of the Knight-Ridder Washington Bureau 1987 to 1993; news editor 1985 to 1987; managing editor, The Wichita Eagle 1981 to 1985; various editing positions, Detroit Free Press 1977 to 1981; various reporting positions, the Detroit Free Press and Washington Bureau. B.A., English literature, Columbia College, 1964.

Robert D. Ingle, 56, vice president/new media since January 1995. Served as president and executive editor of the San Jose Mercury News since 1981; managing editor, The Miami Herald 1977 to 1981; various editing positions, The Miami Herald 1962 to 1977. B.A., journalism and political science, University of Iowa, 1962.

Polk Laffoon IV, 50, vice president/corporate relations since 1994. Served as assistant to the president 1992 to 1994; assistant circulation director/distribution, The Miami Herald, 1991 to 1992; executive assistant to the vice president/marketing 1989 to 1991; Living Today editor, 1987 to 1989. Served as director and vice president/investor relations, Taft Broadcasting Co., 1982 to 1987. M.B.A., marketing, Wharton School, 1970; B.A., English, Yale, 1967.

Tally C. Liu, 45, vice president/finance and administration since 1994. Served as vice president/finance and controller 1993 to 1994; vice president and controller 1990 to 1993. Served as San Jose Mercury News vice president and chief financial officer 1987 to 1990; chief financial officer 1986 to 1987; controller 1983 to 1986; Boca Raton News controller 1980 to 1983; assistant controller 1978 to 1980. M.B.A., Florida Atlantic University, 1977; B.S., business administration, National Chen-Chi University, 1973; CPA.

Larry D. Marbert, 42, vice president/technology since 1994. Served as Philadelphia Newspapers, Inc., senior vice president/operations 1991 to 1994; vice president/operations research and planning 1988 to 1991; vice president/production 1986 to 1988; Knight-Ridder director of production/Newspaper Division 1981 to 1986; various production positions, The Miami Herald 1977 to 1981. M.S., management science, Auburn University, 1977; B.S., University of North Carolina, business administration, 1976.

Frank McComas, 50, vice president/operations since February 1995. Served as publisher, The (Columbia) State, 1988 to 1995; publisher, Bradenton Herald, 1980 to 1988; held various positions at The Miami Herald and The Charlotte Observer, 1970 to 1980. B.B.A. in business administration, Kent State University, 1968.

Cristina Lagueruela Mendoza, 49, vice president/general counsel since 1993; vice president/associate general counsel 1992 to 1993; associate general counsel 1990 to 1992. Served as a partner in Murai, Wald, Biondo, Moreno & Mendoza, P.A., 1988 to 1990; associate 1984 to 1988. J.D., University of Miami Law School, 1982; M.A., political science, University of Miami, 1967; B.A., political science, Chatham College, 1966.

Peter E. Pitz, 54, vice president/operations since 1994. Served as vice president/technology 1989 to 1994; San Jose Mercury News vice president/operations 1987 to 1989; Detroit Free Press director of operations 1983 to 1987; Denver Post operations manager 1974 to 1983. M.B.A., Denver University, 1979; B.S., business administration, Northern Illinois University, 1963.

Alan G. Silverglat, 49, vice president/treasurer since July 1995. Served as senior vice president/finance and planning for Business Information Services Division 1983 to 1995; other BIS positions 1980 to 1983. Formerly with Ernst & Young. B.S., business administration, University of Missouri, 1968; CPA.

Sharon Studer, 44, vice president/new ventures since 1994. Served as partner in KPMG Peat Marwick in London 1990 to 1994. Ph.D., emphasis in social psychology and research, University of Minnesota, 1978; B.S., psychology, University of Minnesota, Morris, 1973.

Jerome S. Tilis, 53, vice president/marketing since 1987. Served as president of the Detroit Free Press 1985 to 1989; senior vice president of Philadelphia Newspapers, Inc., 1980 to 1985; vice president of advertising sales and marketing 1979 to 1980; advertising director 1977 to 1979. Advanced Management Program, Harvard Business School, 1984; B.S., chemistry, Hunter College, 1964.

ASSISTANT
VICE PRESIDENTS
Rebecca Baybrook-Heckenbach,
 assistant vice president/
 human resources
Stephen D. Dempsey,
 assistant vice president/
 information systems
Janet Humphreys,
 associate general counsel
Mindi Keirnan,
 assistant vice president/
 assistant to the chairman
 and CEO
Mario R. Lopez,
 assistant vice president/
 internal audit
Jerry M. Marshall,
 assistant vice president/
 financial services
Laurence D. Olmstead
 assistant vice president/human
 resources/diversity
Steven J. Stein
 assistant vice president/
 human resources

ITEM 11.    EXECUTIVE COMPENSATION
            1995 Proxy Statement, pages 7 and 8, "Compensation Committee Interlocks and Insider Participation"; page 8, "Executive Compensation"; pages 8 through 10, "Compensation Committee Report"; page 11, "Senior Executive Compensation"; page 12, "Stock Options Granted"; pages 12 and 13, "Stock Options Exercised"; page 13, "Pension Benefits"; page 14 "Performance of the Company's Stock"; and page 15, "Compensation of Directors"

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT 1995 Proxy Statement page 1, "Common Stock Outstanding and Principal Holders" and page 6, "Security Ownership of Management"

            See Note E in Item 8.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            1995 Proxy Statement page 15, "Certain Transactions, Relationships and Reports of Certain Stock Transactions"; Page 3 "Nominees for Election as Directors for Terms Ending 1999"; Page 4 "Nominees for Election as Directors for Terms Ending 1998; Pages 4 and 5, "Continuing Directors"; pages 7 and 8, "Compensation Committee Interlocks and Insider Participation"; and Page 1, "Common Stock Outstanding and Principal Holders"

PART IV

ITEM 14.

      EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM
      8-K.
(a)

1. The following consolidated financial statements of Knight-Ridder, Inc. and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1995, are included in Item 8:

    Consolidated Balance Sheet - December 31, 1995, December 25, 1994 and December 26, 1993

    Consolidated Statement of Income - Years ended December 31, 1995, December 25, 1994 and December 26, 1993

    Consolidated Statement of Cash Flows - Years ended December 31, 1995, December 25, 1994 and December 26, 1993

    Consolidated Statement of Shareholders' Equity - Years ended December 31, 1995, December 25, 1994 and December 26, 1993

    Notes to consolidated financial statements - December 31, 1995

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

No. 4 - Indenture, dated as of April 6, 1989, is incorporated by reference to the Company's Registration Statement on Form S-3, effective April 7, 1989. (No. 33-28010)

No. 10 - Knight-Ridder Annual Incentive Plan description is incorporated by reference to the Company's Form 10-K filed electronically on March 24, 1995.

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

        - Executive Officer's Consulting/Retirement Agreement dated September 20, 1989 is incorporated by reference to the Company's Form 10-K filed electronically March 24, 1995.

        - Knight-Ridder local Incentive Plan description is incorporated herein, pages 48-50.

No. 11 - Statement re Computation of Per Share Earnings is filed herein on page 51.

No. 12 - Statement re Computation of Earnings to Fixed Charges Ratio From Continuing Operations is filed herein on page 52.

No. 21 -  Subsidiaries of the registrant is filed herein on page 53.

No. 23 - "Consent of Independent Certified Public Accountants" is filed herewith on page 54.

No. 24 -  "Power of Attorneys" for James I. Cash, Jr.
          filed herein on page 55. "Power of Attorneys" for all other members of the Board of Directors is incorporated by reference to the Company's Form 10-K filed electronically on March 24, 1995.

No. 27 -  "Financial Data Schedule" is filed herein on page 56.


(b)  Reports on Form 8-K filed during the fourth quarter of 1995:

     Form 8-K dated December 19, 1995

         Item 5 - Other Events

         Item 7 - Financial Statements and Exhibits

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


                              KNIGHT-RIDDER, INC.



Dated March 20, 1996                     By P. Anthony Ridder
                                            -------------------------------
                                            P. Anthony Ridder
                                            Chairman and
                                            Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated March 20, 1996                        P. Anthony Ridder
                                            -------------------------------
                                            P. Anthony Ridder
                                            Chairman and
                                            Chief Executive Officer


Dated March 20, 1996                        Ross Jones
                                            -------------------------------
                                            Ross Jones
                                            Chief Financial Officer and
                                            Senior Vice President/Finance


Dated March 20, 1996                        Gary R. Effren
                                            -------------------------------
                                            Gary R. Effren
                                            Vice President/Controller
                                           (Chief Accounting Officer)

                                            /s/ James I. Cash, Jr.*
                                            --------------------------------
                                            James I. Cash, Jr.
                                            Director


                                           /s/ Alvah H. Chapman, Jr.*
                                           --------------------------------
                                            Alvah H. Chapman, Jr.
                                            Director


                                           /s/ Joan Ridder Challinor *
                                            -------------------------------
                                            Joan Ridder Challinor
                                            Director

                                            /s/ John C. Fontaine*
                                            --------------------------------
                                            John C. Fontaine
                                            Director


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


                                            /s/ Thomas L. Phillips*
                                            -------------------------------
                                            Thomas L. Phillips
                                            Director


                                            /s/ P. Anthony Ridder*
                                            -------------------------------
                                            P. Anthony Ridder
                                            Director


                                            /s/ Eric Ridder*
                                            -------------------------------
                                            Eric Ridder
                                            Director


                                            /s/ Randall L. Tobias*
                                            -------------------------------
                                            Randall L. Tobias
                                            Director

                                            /s/ Gonzalo F. Valdes-Fauli*
                                            -------------------------------
                                            Gonzalo F. Valdes-Fauli
                                            Director


                                            /s/ John L. Weinberg*
                                            -------------------------------
                                            John L. Weinberg
                                            Director


Dated March 20, 1996                        *By Ross Jones
                                            ----------------------------
                                            Ross Jones
                                            Attorney-in-fact

                         ANNUAL REPORT ON FORM 10-K


                        ITEM 14 (a) (2), (c) and (d)


                             SUPPLEMENTARY DATA


                              CERTAIN EXHIBITS


                        YEAR ENDED DECEMBER 31, 1995


                             KNIGHT-RIDDER, INC.
                              AND SUBSIDIARIES


                                MIAMI, FLORIDA

                                                                    SCHEDULE  II

                      VALUATION AND QUALIFYING ACCOUNTS
                    KNIGHT-RIDDER, INC. AND SUBSIDIARIES
                          (IN THOUSANDS OF DOLLARS)


COLUMN  A                                          COLUMN  B                 COLUMN  C                COLUMN  D         COLUMN  E
---------                                          ---------                 ---------               -----------        ---------
                                                                             ADDITIONS
                                                                  -------------------------------
                                                   BALANCE  AT        CHARGED          CHARGED
                                                   BEGINNING         TO COSTS            TO                             BALANCE
                                                      OF                AND             OTHER                           AT END
DESCRIPTION                                          PERIOD           EXPENSES         ACCOUNTS       DEDUCTIONS       OF PERIOD
-----------                                       -------------   --------------   --------------    ------------     -----------
YEAR ENDED DECEMBER 31, 1995:

  RESERVES AND ALLOWANCES
    DEDUCTED FROM ASSET ACCOUNT:
         ACCOUNTS RECEIVABLE
               ALLOWANCES                           $13,728           $20,129                          $19,509 (1)        $14,348
        VALUATION ALLOWANCE FOR
               DEFERRED TAXES                         3,985              -                               2,628 (2)          1,357
                                                  -------------   --------------                     ---------       ------------
                                                    $17,713           $20,129                          $22,137            $15,705


YEAR ENDED DECEMBER 25, 1994:

  RESERVES AND ALLOWANCES
    DEDUCTED FROM ASSET ACCOUNT:
         ACCOUNTS RECEIVABLE
               ALLOWANCES                           $14,554           $17,818                          $18,644 (1)        $13,728
        VALUATION ALLOWANCE FOR
               DEFERRED TAXES                         3,985              -                                -                 3,985
                                                  -------------   --------------                     ---------       ------------
                                                    $18,539           $17,818                          $18,644            $17,713


YEAR ENDED DECEMBER 26, 1993:

  RESERVES AND ALLOWANCES
    DEDUCTED FROM ASSET ACCOUNT:
         ACCOUNTS RECEIVABLE
               ALLOWANCES                           $14,450           $18,519                          $18,415 (1)        $14,554
        VALUATION ALLOWANCE FOR
               DEFERRED TAXES                        10,980              -                               6,995 (2)          3,985
                                                  -------------   -------------                      ---------       ------------
                                                    $25,430           $18,519                          $25,410            $18,539

(1) Represents uncollectible accounts written-off, net of recoveries.
(2) Represents net reduction in valuation allowance which is determined to be no longer required.