Form 10-Q
period 1996-03-31
KNIGHT RIDDER INC
filed 1996-05-13
CIK 205520

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549

                                   FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:               March 31, 1996
                                 --------------

COMMISSION FILE NUMBER:  1-7553
                         ------

                              KNIGHT-RIDDER, INC.
  ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             FLORIDA                                    38-0723657
   --------------------------------------------------------------------------
        (State of Incorporation)    (I.R.S. Employer Identification No.)


                    ONE HERALD PLAZA, MIAMI, FLORIDA   33132
   -------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 376-3800
  ---------------------------------------------------------------------------
              Registrant's telephone number, including area code)

                                 NOT APPLICABLE
  ----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No
                                        ------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.02 1/12 Par Value - 48,911,350 shares as of May 5, 1996.

                         Table of Contents for Form 10-Q
                                                                            Page
                                                                            ----

      PART I.         FINANCIAL INFORMATION


      Item 1.         Financial Statements (Unaudited)
                      Consolidated Statement of Income                        3
                      Consolidated Balance Sheet                              4
                      Consolidated Statement of Cash Flows                    5
                      Notes to Consolidated Financial Statements              6

      Item 2.         Management's Discussion and Analysis of
                      Financial Condition and Results of Operations         7-8

      PART II.        OTHER INFORMATION

      Item 1.         Legal Proceedings                                       9

      Item 4.         Submission of Matters to a Vote of Security Holders  9-10

      Item 6.         Exhibits and Reports on Form 8-K                       10


      SIGNATURE                                                              10

      Exhibit 27  Financial Data Schedule                                    11
      Exhibit 99  Additional Exhibits                                        12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED, IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                     QUARTER ENDED             FOUR QUARTERS ENDED
                                                                 ----------------------      -------------------------
                                                                  MARCH 31     MARCH 26       MARCH 31       MARCH 26
                                                                    1996         1995           1996           1995
                                                                 ---------    ---------      ----------     ----------
OPERATING REVENUE
  Newspapers
    Advertising
      Retail ...............................................     $ 182,051    $ 181,785      $  808,024     $  800,235
      General ..............................................        46,236       47,371         181,381        184,759
      Classified ...........................................       195,566      167,099         711,163        628,115
                                                                 ---------    ---------      ----------     ----------
        Total ..............................................       423,853      396,255       1,700,568      1,613,109
    Circulation ............................................       126,854      122,592         499,577        486,449
    Other ..................................................        20,049       18,286          83,660         70,627
                                                                 ---------    ---------      ----------     ----------
        Total Newspapers ...................................       570,756      537,133       2,283,805      2,170,185
  Business Information Services ............................       126,905      137,466         491,091        522,512
                                                                 ---------    ---------      ----------     ----------
        Total Operating Revenue ............................       697,661      674,599       2,774,896      2,692,697
                                                                 ---------    ---------      ----------     ----------

OPERATING COSTS
  Labor and employee benefits ..............................       283,315      279,594       1,131,700      1,100,616
  Newsprint, ink and supplements ...........................       126,520       94,829         478,532        351,337
  Other operating costs ....................................       194,337      191,557         787,898        753,493
  Depreciation and amortization ............................        42,877       37,612         156,877        149,793
                                                                 ---------    ---------      ----------     ----------
        Total Operating Costs ..............................       647,049      603,592       2,555,007      2,355,239
                                                                 ---------    ---------      ----------     ----------

OPERATING INCOME ...........................................        50,612       71,007         219,889        337,458
                                                                 ---------    ---------      ----------     ----------

OTHER INCOME (EXPENSE)
  Interest expense .........................................       (19,627)     (12,401)        (66,798)       (46,464)
  Interest expense capitalized .............................         1,195          245           2,839            663
  Interest income ..........................................         2,581        2,133           9,590          6,938
  Equity in earnings of unconsolidated companies
    and joint ventures .....................................         7,755          951          27,465         10,485
  Minority interests in earnings of
    consolidated subsidiaries ..............................        (1,583)      (1,614)         (8,317)        (9,037)
  Other, net ...............................................           (97)       1,326          82,317             12
                                                                 ---------    ---------      ----------     ----------
        Total ..............................................        (9,776)      (9,360)         47,096        (37,403)
                                                                 ---------    ---------      ----------     ----------
  Income before income taxes ...............................        40,836       61,647         266,985        300,055
  Income taxes .............................................        17,318       25,974         111,758        123,854
                                                                 ---------    ---------      ----------     ----------

INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE ...........................        23,518       35,673         155,227        176,201

  Cumulative effect of change in accounting principle
    for contributions ......................................                     (7,320)                        (7,320)
                                                                 ---------    ---------      ----------     ----------
      Net income ...........................................     $  23,518    $  28,353      $  155,227     $  168,881
                                                                 =========    =========      ==========     ==========

EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE
  Income before cumulative effect of
    change in accounting principle .........................     $    0.48    $     .69      $     3.14     $     3.30

  Cumulative effect of change in accounting principle ......                      (0.14)                         (0.14)
                                                                 ---------    ---------      ----------     ----------

    Net income .............................................     $    0.48    $    0.55      $     3.14     $     3.16
                                                                 =========    =========      ==========     ==========

DIVIDENDS DECLARED PER COMMON SHARE ........................     $    0.37    $    0.37      $     1.48     $     1.48
                                                                 =========    =========      ==========     ==========

AVERAGE COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING (OOOS) ..................................        49,473       51,883          49,496         53,438
                                                                 =========    =========      ==========     ==========


SEE "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" ON PAGE 6.

CONSOLIDATED BALANCE SHEET

(UNAUDITED, IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)


                                                                                March 31      December 31       March 26
                                                                                  1996            1995            1995
                                                                               ----------      ----------      ----------
ASSETS
- ------

CURRENT ASSETS
  Cash, including short-term cash investments of $50 in
    1996, $50 in December 1995, and $1,887 in March 1995 ...................   $   39,075      $   26,012      $   16,259
  Accounts receivable, net of allowances of $14,841 in
    1996, $14,348 in December 1995 and $14,100 in March 1995 ...............      349,136         339,264         306,088
  Inventories ..............................................................       93,543          73,349          48,354
  Other current assets .....................................................       61,775          64,297          95,208
                                                                               ----------      ----------      ----------
        Total Current Assets ...............................................      543,529         502,922         465,909
                                                                               ----------      ----------      ----------

INVESTMENTS AND OTHER ASSETS
  Equity in unconsolidated companies and joint ventures ....................      324,342         321,658         294,218
  Other ....................................................................      258,637         285,666         199,447
                                                                               ----------      ----------      ----------
        Total Investments and Other Assets .................................      582,979         607,324         493,665
                                                                               ----------      ----------      ----------

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements ....................................................       80,566          80,616          67,016
  Buildings and improvements ...............................................      405,009         401,093         383,969
  Equipment ................................................................    1,223,586       1,223,838       1,209,124
  Construction and equipment installations in progress .....................       84,629          57,644          23,666
                                                                               ----------      ----------      ----------
                                                                                1,793,790       1,763,191       1,683,775
  Less accumulated depreciation ............................................      845,109         831,544         858,436
                                                                               ----------      ----------      ----------
      Net Property, Plant and Equipment ....................................      948,681         931,647         825,339
                                                                               ----------      ----------      ----------

EXCESS OF COST OVER NET ASSETS ACQUIRED
  Less accumulated amortization of $213,261 in 1996,
    $205,608 in December 1995 and $187,989 in March 1995 ...................      947,475         963,817         702,725
                                                                               ----------      ----------      ----------
        Total ..............................................................   $3,022,664      $3,005,710      $2,487,638
                                                                               ==========      ==========      ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES
  Accounts payable .........................................................   $  119,057      $  127,532      $  138,430
  Accrued expenses and other liabilities ...................................      100,788         105,317          96,581
  Accrued compensation and amounts withheld from employees .................       82,327         101,357          83,233
  Federal and state income taxes ...........................................                          195          22,703
  Deferred revenue .........................................................       72,856          72,134          68,450
  Dividends payable ........................................................       18,155          17,978          18,573
  Short-term borrowings and current portion of long-term debt ..............       51,366          13,129
                                                                               ----------      ----------      ----------
        Total Current Liabilities ..........................................      444,549         437,642         427,970
                                                                               ----------      ----------      ----------

NONCURRENT LIABILITIES
  Long-term debt ...........................................................    1,002,806       1,000,721         565,566
  Deferred federal and state income taxes ..................................      152,920         165,045         138,611
  Postretirement benefits other than pensions ..............................      170,427         169,672         167,192
  Employment benefits and other noncurrent liabilities .....................      125,590         120,817          98,111
                                                                               ----------      ----------      ----------
        Total Noncurrent Liabilities .......................................    1,451,743       1,456,255         969,480
                                                                               ----------      ----------      ----------

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES ............................          625             843             205
                                                                               ----------      ----------      ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

  Common stock, $.02 1/12 par value; shares authorized -
    250,000,000; shares issued - 49,078,693 in 1996,
    48,598,154 in December 1995 and 50,218,141 in March 1995 ...............        1,022           1,012           1,046
  Additional capital .......................................................      327,214         295,360         309,040
  Retained earnings ........................................................      771,323         771,656         779,897
  Unrealized gains on investments ..........................................       26,188          42,942
                                                                               ----------      ----------      ----------
        Total Shareholders' Equity .........................................    1,125,747       1,110,970       1,089,983
                                                                               ----------      ----------      ----------
        Total ..............................................................   $3,022,664      $3,005,710      $2,487,638
                                                                               ==========      ==========      ==========


 See "Notes to Consolidated Financial Statements" on page 6.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED, IN THOUSANDS OF DOLLARS)

                                                                               QUARTER ENDED           FOUR QUARTERS ENDED
                                                                            -------------------        --------------------
                                                                            MARCH 31   MARCH 26        MARCH 31    MARCH 26
                                                                              1996       1995            1996        1995
                                                                            --------   --------       ---------    --------

CASH PROVIDED BY (REQUIRED FOR) OPERATING ACTIVITIES
 Net income...............................................................  $ 23,518   $ 28,353       $ 155,227   $ 168,881
 Noncash items included in income:
  Cumulative effect of change in accounting principle.....................                7,320                       7,320
  Depreciation............................................................    28,695     26,555         106,926     105,707
  Amortization of excess of cost over net assets acquired.................     7,653      5,587          25,774      22,078
  Amortization of other assets............................................     6,529      5,470          24,177      22,008
  Provision for noncurrent deferred taxes.................................         5                      4,509      (1,153)
  Earnings of investees in excess of distributions........................    (4,051)       588         (15,467)    (10,014)
  Distributions to investees..............................................                               (5,422)
  Gain on sale of subsidiary..............................................                              (92,698)
  Other items, net........................................................     6,436      9,517          42,883      44,979
 Change in certain assets and liabilities:
  Accounts receivable.....................................................     2,707     11,644         (27,557)    (31,921)
  Inventories.............................................................   (19,928)    (8,799)        (43,421)    (10,312)
  Other current assets....................................................     5,132    (40,438)         36,039     (26,670)
  Accounts payable........................................................    (8,475)     1,613         (29,323)     15,172
  Federal and state income taxes..........................................      (195)    21,335         (37,675)     14,680
  Other current liabilities...............................................   (23,199)   (18,559)         (1,634)     15,588
                                                                            --------   --------       ---------    --------
      Net cash provided by operating activities...........................    24,827     50,186         142,338     336,343
                                                                            --------   --------       ---------    --------

CASH PROVIDED BY(REQUIRED FOR) INVESTING ACTIVITIES
 Acquisition of Contra Costa Newspapers, Inc..............................                             (335,755)
 Additions to property, plant and equipment...............................   (44,511)   (17,951)       (147,585)    (70,889)
 Other items, net.........................................................    (9,517)    (8,839)         46,725     (35,546)
                                                                            --------   --------       ---------    --------
      Net cash required for investing activities..........................   (54,028)   (26,790)       (436,615)   (106,435)
                                                                            --------   --------       ---------    --------

CASH PROVIDED BY (REQUIRED FOR) FINANCING ACTIVITIES
 Proceeds from sale of commercial paper and senior notes payable..........   162,539    222,256       1,032,903     466,606
 Reduction of total debt..................................................  (122,215)   (68,194)       (544,295)   (357,730)
                                                                            --------   --------       ---------    --------
      Net change in total debt............................................    40,324    154,062         488,608     108,876
 Payment of cash dividends................................................   (17,978)   (19,593)        (72,762)    (78,338)
 Sale of common stock to employees........................................    33,235      7,780         100,892      24,495
 Purchase of treasury stock...............................................    (7,067)  (152,231)       (174,199)   (264,086)
 Other items, net.........................................................    (6,250)    (6,408)        (25,446)    (24,821)
                                                                            --------   --------       ---------    --------
      Net cash provided by (required for) financing activities............    42,264    (16,390)        317,093    (233,874)
                                                                            --------   --------       ---------    --------
      Net Increase (Decrease) in Cash.....................................    13,063      7,006          22,816      (3,966)
Cash and short-term cash investments at beginning of the period...........    26,012      9,253          16,259      20,225
                                                                            --------   --------       ---------    --------
Cash and short-term cash investments at end of the period.................  $ 39,075   $ 16,259       $  39,075    $ 16,259
                                                                            ========   ========       =========    ========
Working capital at end of the period......................................  $ 98,980   $ 37,939       $  98,980    $ 37,939
                                                                            ========   ========       =========    ========

SEE "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" ON PAGE 6.

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period and four quarters ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 29, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - DEBT
(In thousands of dollars)              EFFECTIVE
                                       INTEREST                BALANCE AT
                                        RATE AT   ---------------------------------
                                       MARCH 31   MARCH 31   DECEMBER 31  MARCH 26
                                         1996       1996        1995       1995
                                         ----       ----        ----       ----
Commercial paper, net of discount......   5.5%  $  597,990   $  557,698  $208,745
Notes payable, net of discount (a).....   8.5      159,316      159,274   159,146
Debentures, net of discount (b)........  10.0      197,826      197,789   197,675
Senior notes, net of discount (c)......   6.4       99,040       99,089
                                                ----------   ----------  --------
          Total debt (d)...............   6.9    1,054,172    1,013,850   565,566
Less amounts classified as current.....   5.5       51,366       13,129
                                                ----------   ----------  --------
          Total long-term debt.........   7.0%  $1,002,806   $1,000,721  $565,566
                                                ==========   ==========  ========


(a) REPRESENTS $160 MILLION OF 8 1/2% NOTES SUBJECT TO MANDATORY PRO RATA AMORTIZATION OF 25% ANNUALLY COMMENCING 1998 THROUGH MATURITY IN 2001.

(b) REPRESENTS $200 MILLION OF 20-YEAR 9 7/8% DEBENTURES DUE IN 2009.

(c) REPRESENTS $100 MILLION OF 10-YEAR 6.3% SENIOR NOTES DUE IN 2005.

(d) AT MARCH 31, 1996, AND MARCH 26, 1995, INTEREST PAYMENTS OF $14.3 MILLION AND $9.1 MILLION HAD BEEN MADE FOR THE YEAR-TO-DATE, RESPECTIVELY.


NOTE 3 - INCOME TAX PAYMENTS

Income tax payments for the quarters ended March 31, 1996, and March 26, 1995, were $3.7 million and $3.6 million, respectively.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIRST QUARTER

FIRST QUARTER 1996 COMPARED WITH FIRST QUARTER 1995

      Earnings per share for the first quarter of 1996 were $.48, down $.21 per share, or 30.4%, from the $.69 per share earned in 1995, prior to the cumulative effect of a change in accounting principle recorded in the first quarter last year. The $.21 per share decline principally reflects: a 46.0% increase in the price of newsprint from the first quarter of 1995; operating losses incurred as a result of the Detroit strike ($.14 per share decline from the prior year); and lower Business Information Services (BIS) operating profit due to the launch by Knight-Ridder Information, Inc. (KRII) of two important new products aimed at the end-user market, and the absence of the Journal of Commerce (JoC), which was sold on April 3, 1995.

 Operating Revenue

      Newspaper advertising revenue increased 7.0% over the first quarter last year, on a full-run ROP linage increase of 10.9%. Excluding Detroit, but including the operations of Contra Costa Newspapers (acquired from Lesher Communications on Oct. 31, 1995) as if it had been owned both quarters, newspaper advertising revenue increased 5.5% from 1995 on a full-run ROP linage decrease of 0.6%.
      Classified advertising revenue increased 17.0% over the first quarter last year on a 16.5% full-run ROP linage increase. This is the 15th consecutive quarter of year-over-year classified revenue growth. The employment category showed the largest gain, posting a 30.7% revenue improvement, with linage up 9.9% from 1995. On a pro forma basis for Contra Costa Newspapers (CCN), but excluding Detroit, classified advertising revenue increased 15.8% from 1995.
      Retail advertising revenue improved by $266,000 over last year. On a pro forma basis for CCN, but excluding Detroit, retail revenue was down 2.0% from the prior year. Retail results in January were impacted by the inclement weather in the Northeast, but rebounded to an increase of 3.7% in March.
      General advertising revenue was down $1.1 million, or 2.4%, from last year. On a pro forma basis for CCN, but excluding Detroit, general advertising revenue was down $1.3 million, or 2.9%, from 1995. General advertising revenue was soft during most of the quarter, with March reflecting the strongest growth, up 1.1% from the prior year.
      Circulation revenue increased $4.3 million, or 3.5% from first quarter 1995. On a pro forma basis for CCN, but excluding Detroit, circulation revenue increased by $3.8 million, or 3.4%, on an average daily circulation decrease of 3.7% and average Sunday circulation decrease of 2.4%. The decline in circulation was offset by a 7.0% increase in the average rate, excluding both Detroit and CCN. Other newspaper revenue increased by $1.8 million, or 9.6%, from the prior year, due mostly to the contribution of CCN.
      BIS revenue in the first quarter decreased $10.6 million, or 7.7%, due to the absence of the JoC, which was sold on April 3, 1995. Excluding the JoC and acquisitions, operating revenue was up 0.7% from last year.

 Operating Costs

      Labor and employee benefit costs rose $3.7 million, or 1.3%, on a 1.4% decrease in the work force. The work force decrease, despite the CCN acquisition, was the result of fourth quarter buyouts in a number of locations, including Miami, Philadelphia and San Jose, as well as the impact of the Detroit strike and the absence of the JoC. Excluding the impact of acquisitions and dispositions, the work force decreased by 5.2%. Labor and employee benefits per employee, excluding Detroit, CCN and JoC, increased 4.3.% from first quarter 1995.
      Newsprint, ink and supplements costs increased $31.7 million, or 33.4%, on a 4.5% decrease in newsprint consumption and a 46.0% increase in the average newsprint price. Though there were no price increases in the first quarter of 1996, the quarter was significantly impacted by the newsprint price increases imposed in 1995.
      Other operating costs rose $2.8 million, or 1.5%, over first quarter 1995. On a pro forma basis for CCN, but excluding Detroit, other operating costs were $7.5 million, or 4.1%, below 1995, due to tight cost controls implemented to offset softness in advertising revenue.
      Depreciation and amortization increased $5.3 million, or 14.0% over first quarter 1995 primarily due to the acquisition of CCN. Excluding the impact of acquisitions, depreciation and amortization increased by 3.0 % from 1995, primarily due to BIS capital investments.

 Non-Operating Items

      Interest expense, net of interest income and interest expense capitalized, increased $5.8 million over last year due to higher debt levels during the quarter. The average debt balance for the quarter increased $514.1 million from the first quarter of last year, due largely to the financing of the CCN acquisition and the 5.8 million shares repurchased in 1995.
      Equity in earnings of unconsolidated companies and joint ventures increased by $6.8 million due to earnings improvements from our newsprint mill investments, which are benefiting from the rise in newsprint prices over first quarter last year.

 Other

      On April 1, 1996, the company announced that a libel suit filed by Richard A. Sprague against The Philadelphia Inquirer in 1973 had been settled. The settlement will have no impact on earnings.
      In March, the company announced that Tele-Communications, Inc. (TCI) has agreed to purchase all of Knight-Ridder's interests in the jointly owned cable properties for a price of $420 million in cash and TCI common stock. The two companies are equal owners of TKR Cable Company, which owns and operates systems in New Jersey and New York. Knight-Ridder also has a 15% interest in another TCI Cable venture that operates cable systems in five Southern states. The sale is expected to close in the second half of this year.
      On May 7, we announced that Global Financial Information Corporation
 (GFI), a major investment of Welsh, Carson, Anderson & Stowe, will purchase Knight-Ridder Financial for $275 million. The sale is expected to close in the third quarter.
      During the first quarter of 1996, the company purchased approximately 100,000 shares of Knight-Ridder common stock. The company has remaining authorization to repurchase 2.9 million shares and plans to repurchase additional shares this year. A portion of the proceeds from the sale of both our cable investment and KRF will be used to repurchase stock.

 Liquidity

      Net cash provided by operating activities decreased to $24.8 million from $50.2 million in the first quarter of 1995. The decrease was attributed to lower earnings, as a result of higher newsprint prices in the first quarter of 1996 and the Detroit strike, as well as changes in several working capital components. Cash and short-term cash investments were up $22.8 million from March 26, 1995, and up $13.1 million from year end. Total debt increased $40.3 million during the quarter and increased $488.6 million from March 26, 1995, due to the CCN acquisition and the 5.8 million shares repurchased in 1995.
      The total-debt-to-total-capital ratio was 48.4%, up from 47.7% at year end and 34.2% in March 1995. Management intends to use some portion of the proceeds from the sale of our cable investment and KRF to reduce debt before year end. Approximately $198 million in aggregate unused credit lines remained at the end of the quarter. The ratio of current assets to current liabilities was 1.2:1 at March 31, 1996, and 1.1:1 at Dec. 31, 1995, and March 26, 1995.

 Outlook for the Remainder of the Year

      We were pleased by results for the first quarter of the year. As we look ahead to the second quarter and the year, we believe the advertising strength we have seen thus far will be sustained and we expect 1996 to be a year of earnings growth. We expect no newsprint price increase this year, and we are encouraged that there are some signs of softening in the prices. For the full year, we expect newsprint costs will be held to a level about 20%-25% above what was paid in 1995.
      BIS Division results are expected to improve later in the year, but will be down slightly from the prior year due to reinvestment in product development.
      Operating profit and EPS are expected to improve throughout the year, with the greatest improvement expected in the second half of the year. Detroit is expected to continue to improve their operating results, and we now believe our total operating losses will be around $20 million. Comparisons to the prior year are expected to be better in the second half of the year due to more favorable newsprint price comparisons, the improvements in Detroit's operating results as the impact of its strike lessens, and the severance costs recognized in the fourth quarter of last year.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

Refer to Part I, Item 2, incorporated herein by reference, for a discussion relating to the settlement of litigation.


Item 4.   Submission of Matters to a Vote of Security Holders

(a) The Company's Annual Meeting of Shareholders was held on April 23, 1996. The results of the voting with respect to matters presented at the Annual Meeting were as follows:



                                               Common Stock Voted
                                         ---------------------------------
                                          For        Against     Withheld
                                         ------     ---------  -----------
(b) Election of Directors

      For a three-year term ending 1999:
      James I. Cash, Jr.                 41,614,498     0         832,638
      Jesse Hill, Jr.                    41,613,839     0         833,297
      Thomas L. Phillips                 41,615,064     0         832,072
      P. Anthony Ridder                  41,611,857     0         835,279
      Randall L. Tobias                  41,617,060     0         830,076

      For a two-year term ending 1998:
      Joan Ridder Challinor              41,615,164     0         831,972
      John C. Fontaine                   41,617,137     0         829,999

      Continuing Directors
      Alvah H. Chapman, Jr.
      Peter C. Goldmark, Jr.
      Barbara Barnes Hauptfuhrer
      William S. Lee
      C. Peter McColough
      Gonzalo F. Valdes-Fauli
      John L. Weinberg


(c) Ratify the appointment of Ernst & Young LLP as independent auditors of the company for the year 1996.



                                Common Stock Voted
                    ---------------------------------------
                         For          Against     Abstained
                    --------------  ---------  ------------
                        42,321,704     72,712      52,720


     Ratify proposal recommended by the Board of Directors to amend the Company's Employee Stock Option Plan.


                               Common Stock Voted
                   -----------------------------------------
                        For           Against      Abstained
                   --------------  -----------  ------------
                       41,153,505    1,164,942     128,689

Shareholder proposal seeking redemption of rights issued pursuant to the Company's Shareholder Rights Plan (1,560,770 shares were broker non votes).


                                    Common Stock Voted
                      -----------------------------------------
                           For           Against      Abstained
                      --------------  -----------  ------------
                          15,857,514   24,612,660     416,192


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits Filed

             No. 27 - Financial Data Schedule (for SEC use only)

             No. 99 - Additional Exhibits

     (b)  Reports on Form 8-K

             No reports were filed on Form 8-K during the quarter ended March 31, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  KNIGHT-RIDDER, INC.
                                  (Registrant)


Date:  May 13, 1996               /s/ Gary R. Effren
                                  -----------------------------------
                                  Gary R. Effren
                                  Vice President/Controller
                                  (Chief Accounting Officer and Duly
                                  Authorized Officer of Registrant)