Form 10-Q
period 1996-06-30
KNIGHT RIDDER INC
filed 1996-08-12
CIK 205520

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549

                                   FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:              June 30, 1996
                                -------------

COMMISSION FILE NUMBER:  1-7553
                         ------

                              KNIGHT-RIDDER, INC.
   -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              FLORIDA                              38-0723657
   -------------------------------------------------------------------------
      (State of Incorporation)        (I.R.S. Employer Identification No.)


                    ONE HERALD PLAZA, MIAMI, FLORIDA   33132
   -------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 376-3800
   -------------------------------------------------------------------------
              Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   -------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No
                                          ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.02 1/12 Par Value - 95,843,630 shares as of August 4, 1996.

                        Table of Contents for Form 10-Q

                                                                       Page
                                                                       ----
    PART I.      FINANCIAL INFORMATION


    Item 1.  Financial Statements (Unaudited)
                 Consolidated Statement of Income                         3
                 Consolidated Balance Sheet                               4
                 Consolidated Statement of Cash Flows                     5
                 Notes to Consolidated Financial Statements               6

    Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations         7-10

    PART II.     OTHER INFORMATION

    Item 1.  Legal Proceedings                                           11

    Item 6.  Exhibits and Reports on Form 8-K                            11


SIGNATURE


Exhibit 27  Financial Data Schedule (for SEC use only)                12-13
Exhibit 99  Additional Exhibits                                          14


PART I- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED, IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                  QUARTER ENDED               TWO QUARTERS ENDED           FOUR QUARTERS ENDED
                                               --------------------       --------------------------    --------------------------
                                                JUNE 30     JUNE 25         JUNE 30         JUNE 25       JUNE 30        JUNE 25
                                                 1996        1995            1996            1995          1996            1995
                                               --------    --------       ----------      ----------    ----------      ----------
OPERATING REVENUE
  Newspapers
    Advertising
      Retail.................................  $200,651    $200,091       $  382,702      $  381,876    $  808,584      $  805,486
      General................................    51,101      46,951           97,337          94,322       185,531         186,257
      Classified.............................   197,687     175,390          393,253         342,489       733,460         647,834
                                               --------    --------       ----------      ----------    ----------      ----------
        Total................................   449,439     422,432          873,292         818,687     1,727,575       1,639,577
    Circulation..............................   125,837     123,046          252,691         245,638       502,368         487,904
    Other....................................    20,305      20,248           40,354          38,534        83,717          74,300
                                               --------    --------       ----------      ----------    ----------      ----------
        Total Newspapers.....................   595,581     565,726        1,166,337       1,102,859     2,313,660       2,201,781
  Business Information Services..............   121,401     121,729          248,306         259,195       490,763         516,821
                                               --------    --------       ----------      ----------    ----------      ----------
        Total Operating Revenue..............   716,982     687,455        1,414,643       1,362,054     2,804,423       2,718,602
                                               --------    --------       ----------      ----------    ----------      ----------
OPERATING COSTS
  Labor and employee benefits................   278,959     274,485          562,274         554,079     1,136,174       1,107,117
  Newsprint, ink and supplements.............   127,643     107,953          254,163         202,782       498,222         379,372
  Other operating costs......................   187,103     183,155          381,440         374,712       791,846         755,501
  Depreciation and amortization..............    42,827      37,148           85,704          74,760       162,556         149,726
                                               --------    --------       ----------      ----------    ----------      ----------
        Total Operating Costs................   636,532     602,741        1,283,581       1,206,333     2,588,798       2,391,716
                                               --------    --------       ----------      ----------    ----------      ----------
OPERATING INCOME.............................    80,450      84,714          131,062         155,721       215,625         326,886
                                               --------    --------       ----------      ----------    ----------      ----------
OTHER INCOME (EXPENSE)
  Interest expense...........................   (19,175)    (12,612)         (38,802)        (25,013)      (73,361)        (47,414)
  Interest expense capitalized...............     1,384         366            2,579             611         3,857           1,022
  Interest income............................     2,094       2,270            4,675           4,403         9,414           7,858
  Equity in earnings of unconsolidated
    companies and joint ventures.............     8,815       7,393           16,570           8,344        28,887          15,564
  Minority interests in earnings of
    consolidated subsidiaries................    (2,567)     (2,369)          (4,150)         (3,983)       (8,515)         (8,530)
  Other, net.................................       343      82,778              246          84,104          (118)         81,947
                                               --------    --------       ----------      ----------    ----------      ----------
        Total................................    (9,106)     77,826          (18,882)         68,466       (39,836)         50,447
                                               --------    --------       ----------      ----------    ----------      ----------
Income before income taxes...................    71,344     162,540          112,180         224,187       175,789         377,333
Income taxes.................................    28,992      68,420           46,310          94,394        72,330         157,133
                                               --------    --------       ----------      ----------    ----------      ----------
INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE.............    42,352      94,120           65,870         129,793       103,459         220,200
  Cumulative effect of change in
    accounting principle for contributions...                                                 (7,320)                       (7,320)
                                               --------    --------       ----------      ----------    ----------      ----------
        Net income...........................  $ 42,352    $ 94,120       $   65,870      $  122,473    $  103,459      $  212,880
                                               ========    ========       ==========      ==========    ==========      ==========
EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE
  Income before cumulative effect of
    change in accounting principle (1)......   $   0.43    $   0.94       $      .67      $     1.27    $     1.05      $     2.10
  Cumulative effect of change
    in accounting principle (1).............                                                   (0.07)                        (0.07)
                                               --------    --------       ----------      ----------    ----------      ----------
        Net income (1)......................   $   0.43    $   0.94       $      .67      $     1.20    $     1.05      $     2.03
                                               ========    ========       ==========      ==========    ==========      ==========
DIVIDENDS DECLARED PER COMMON SHARE (1).....   $   0.20    $   0.18 1/2   $     0.38 1/2  $     0.37    $     0.75 1/2  $     0.74
                                               ========    ========       ==========      ==========    ==========      ==========
AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING (OOOs)(1).....     99,014     100,123           98,980         101,945        98,714         104,633
                                               ========    ========       ==========      ==========    ==========      ==========

(1) Amounts have been restated to reflect a two-for-one stock split in the form of a 100% common stock dividend, effective July 31, 1996.

See "Notes to Consolidated Financial Statements" on page 6.

CONSOLIDATED BALANCE SHEET
(UNAUDITED, IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                          JUNE 30        DECEMBER 31       JUNE 25
                                                            1996            1995             1995
                                                         ----------      -----------      ----------
ASSETS
- ------

  CURRENT ASSETS
    Cash, including short-term cash invest-
      ments of $50 in 1996, $50 in December
      1995, and $5,824 in June 1995...................   $   31,230      $    26,012      $   23,055
    Accounts receivable, net of allowances
      of $14,875 in 1996, $14,348 in
      December 1995 and $13,990 in
      June 1995.......................................      356,409          339,264         311,861
    Inventories.......................................       76,717           73,349          51,747
    Other current assets..............................       87,258           64,297          76,826
                                                         ----------      -----------      ----------
        Total Current Assets..........................      551,614          502,922         463,489
                                                         ----------      -----------      ----------
  INVESTMENTS AND OTHER ASSETS
    Equity in unconsolidated companies
      and joint ventures..............................      340,987          321,658         312,721
    Other.............................................      221,375          285,666         201,006
                                                         ----------      -----------      ----------
         Total Investments and Other Assets...........      562,362          607,324         513,727
                                                         ----------      -----------      ----------
  PROPERTY, PLANT AND EQUIPMENT
    Land and improvements.............................       80,597           80,616          66,891
    Buildings and improvements........................      404,305          401,093         380,128
    Equipment.........................................    1,228,033        1,223,838       1,182,106
    Construction and equipment
      installations in progress.......................      103,554           57,644          28,594
                                                         ----------      -----------      ----------
                                                          1,816,489        1,763,191       1,657,719
    Less accumulated depreciation.....................      860,163          831,544         843,404
                                                         ----------      -----------      ----------
        Net Property, Plant and Equipment.............      956,326          931,647         814,315
                                                         ----------      -----------      ----------
  EXCESS OF COST OVER NET ASSETS ACQUIRED
    Less accumulated amortization of
    $221,079 in 1996, $205,608 in December
    1995 and $193,495 in June 1995....................      943,782          963,817         691,128
                                                         ----------      -----------      ----------
        Total.........................................   $3,014,084      $ 3,005,710      $2,482,659
                                                         ==========      ===========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

  CURRENT LIABILITIES
    Accounts payable..................................   $  134,073      $   127,532      $  136,453
    Accrued expenses and other liabilities............      112,408          105,317          90,742
    Accrued compensation and amounts
      withheld from employees.........................       90,219          101,357          84,061
    Federal and state income taxes                                               195          37,833
    Deferred revenue..................................       72,816           72,134          64,620
    Dividends payable.................................       19,315           17,978          18,216
    Short-term borrowings and current
      portion of long-term debt.......................       49,922           13,129
                                                         ----------      -----------      ----------
        Total Current Liabilities.....................      478,753          437,642         431,925
                                                         ----------      -----------      ----------
  NONCURRENT LIABILITIES
    Long-term debt....................................    1,004,134        1,000,721         534,209
    Deferred federal and state income taxes...........      150,298          165,045         138,607
    Postretirement benefits other than pensions.......      170,928          169,672         166,060
    Employment benefits and other
      noncurrent liabilities..........................      112,886          120,817          97,790
                                                         ----------      -----------      ----------
        Total Noncurrent Liabilities..................    1,438,246        1,456,255         936,666
                                                         ----------      -----------      ----------
  MINORITY INTERESTS IN
  CONSOLIDATED SUBSIDIARIES...........................        1,275              843           1,282
                                                         ----------      -----------      ----------
  COMMITMENTS AND CONTINGENCIES
  SHAREHOLDERS' EQUITY
    Common stock, $.02 1/12 par value; shares
      authorized - 250,000,000; shares issued -
      96,756,312 in 1996, 97,196,308 in December
      1995 and 98,570,960 in June 1995................        1,008            1,012           1,027
    Common stock dividend distributable...............        1,008
    Additional capital................................      330,490          295,360         301,855
    Retained earnings.................................      736,816          771,656         809,904
    Unrealized gains on investments...................       26,488           42,942
                                                         ----------      -----------      ----------
      Total Shareholders' Equity......................    1,095,810        1,110,970       1,112,786
                                                         ----------      -----------      ----------
        Total.........................................   $3,014,084      $ 3,005,710      $2,482,659
                                                         ==========      ===========      ==========



  See "Notes to Consolidated Financial Statements" on page 6.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, in thousands of dollars)

                                                QUARTER ENDED           TWO QUARTERS ENDED         FOUR QUARTERS ENDED
                                           ----------------------     ----------------------     ------------------------
                                            JUNE 30      JUNE 25       JUNE 30      JUNE 25        JUNE 30       JUNE 25
                                              1996         1995          1996        1995           1996          1995
                                           ---------    ---------     ---------    ---------     ----------     ---------
CASH PROVIDED BY (REQUIRED FOR)
OPERATING ACTIVITIES
  Net income..............................  $  42,352    $  94,120     $  65,870    $ 122,473    $  103,459     $ 212,880
  Noncash items included in income:
    Cumulative effect of change in
      accounting principle................                                              7,320                       7,320
    Depreciation..........................     27,749       26,260        56,444       52,815       108,415       105,368
    Amortization of excess of cost
      over net assets acquired............      7,818        5,506        15,471       11,093        28,086        22,095
    Amortization of other assets..........      7,260        5,382        13,789       10,852        26,055        22,263
    Provision for noncurrent deferred
      taxes...............................     (2,849)          (4)       (2,844)          (4)        1,664        (7,457)
    Distributions from investees in
      excess of (less than) earnings......     (9,391)       2,293       (13,442)       2,881       (32,573)       (5,361)
    Gain on sale of subsidiary............                 (92,698)                   (92,698)                    (92,698)
    Other items, net......................      7,048       10,235        13,484       19,752        39,696        45,811
  Change in certain assets
    and liabilities:
    Accounts receivable...................     (7,439)     (16,193)       (4,732)      (4,549)      (18,803)      (31,020)
    Inventories...........................     16,826       (3,506)       (3,102)     (12,305)      (23,089)      (12,341)
    Other current assets..................    (25,618)      15,687       (20,486)     (24,751)       (5,266)      (25,388)
    Accounts payable......................     15,000       (6,000)        6,525       (4,387)       (8,323)         (206)
    Federal and state income taxes........                  15,130          (195)      36,465       (52,805)       22,861
    Other current liabilities.............     17,046       (3,073)       (6,153)     (21,632)       18,485        16,438
                                            ---------    ---------     ---------    ---------    ----------     ---------
        Net cash provided by
          operating activities............     95,802       53,139       120,629      103,325       185,001       280,565
                                            ---------    ---------     ---------    ---------    ----------     ---------
CASH PROVIDED BY(REQUIRED FOR)
INVESTING ACTIVITIES
  Acquisition of Contra Costa
    Newspapers, Inc. .....................                                                         (335,755)
  Additions to property,
    plant and equipment...................    (33,668)     (19,382)      (78,179)     (37,333)     (161,871)      (74,401)
  Other items, net........................     21,024       81,173        11,507       72,334       (13,424)       52,199
                                            ---------    ---------     ---------    ---------    ----------     ---------
        Net cash provided by
          (required for) investing
           activities.....................    (12,644)      61,791       (66,672)      35,001      (511,050)      (22,202)
                                            ---------    ---------     ---------    ---------    ----------     ---------
CASH PROVIDED BY (REQUIRED FOR)
FINANCING ACTIVITIES
  Proceeds from sale of commercial
   paper and senior notes payable.........    171,084      137,323       333,623      359,579     1,066,664       527,474
  Reduction of total debt.................   (171,202)    (168,680)     (293,417)    (236,874)     (546,817)     (450,679)
                                            ---------    ---------     ---------    ---------    ----------     ---------
        Net change in total debt..........       (118)     (31,357)       40,206      122,705       519,847        76,795
  Payment of cash dividends...............    (18,155)     (18,575)      (36,133)     (38,168)      (72,342)      (77,806)
  Sale of common stock to employees.......     14,035        9,812        47,270       17,592       105,115        27,772
  Purchase of treasury stock..............    (67,309)     (62,911)      (74,376)    (215,142)     (178,597)     (266,259)
  Other items, net........................    (19,456)      (5,103)      (25,706)     (11,511)      (39,799)      (18,646)
                                            ---------    ---------     ---------    ---------    ----------     ---------
        Net cash provided by (required
           for) financing activities......    (91,003)    (108,134)      (48,739)    (124,524)      334,224      (258,144)
                                            ---------    ---------     ---------    ---------    ----------     ---------
        Net increase (decrease) in Cash...     (7,845)       6,796         5,218       13,802         8,175           219
Cash and short-term cash investments
        at beginning of the period........     39,075       16,259        26,012        9,253        23,055        22,836
                                            ---------    ---------     ---------    ---------    ----------     ---------
Cash and short-term cash investments
        at end of the period..............  $  31,230    $  23,055     $  31,230    $  23,055    $   31,230     $  23,055
                                            =========    =========     =========    =========    ==========     =========

Working capital at end of the period......  $  72,861    $  31,564     $  72,861    $  31,564    $   72,861     $  31,564
                                            =========    =========     =========    =========    ==========     =========

See "Notes to Consolidated Financial Statements" on page 6.

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter, two quarters and four quarters ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 29, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - DEBT

(IN THOUSANDS OF DOLLARS)               EFFECTIVE
                                        INTEREST                  BALANCE AT
                                        RATE AT   ---------------------------------------
                                        JUNE 30     JUNE 30      DECEMBER 31     JUNE 25
                                          1996       1996            1995          1995
                                          ----    ----------     ----------     --------
Commercial paper, net of discount......    5.5%   $  597,780      $  557,698     $177,308
Notes payable, net of discount (a).....    8.5       159,359         159,274      159,188
Debentures, net of discount (b)........   10.0       197,864         197,789      197,713
Senior notes, net of discount (c)......    6.4        99,053          99,089
                                                  ----------      ----------     --------
        Total debt (d).................    6.9     1,054,056       1,013,850      534,209
Less amounts classified as current.....    5.5        49,922          13,129
                                                  ----------      ----------     --------
        Total long-term debt...........    7.0%   $1,004,134      $1,000,721     $534,209
                                                  ==========      ==========     ========


(a) Represents $160 million of 8 1/2% Notes subject to mandatory pro rata amortization of 25% annually commencing 1998 through maturity in 2001.
(b)      Represents $200 million of 20-year 9 7/8% debentures due in 2009.
(c)      Represents $100 million of 10-year 6.3% senior notes due in 2005.
(d) At June 30, 1996, and June 25, 1995, interest payments of $37.7 million and $21.8 million had been made for the year-to-date, respectively.


NOTE 3 - INCOME TAX PAYMENTS

Income tax payments for the two quarters ended June 30, 1996, and June 25, 1995, were $42.7 million and $55.6 million, respectively.


NOTE 4 - COMMON STOCK AND DIVIDENDS DECLARED

On June 21, 1996, the Board of Directors of the company declared a two-for-one stock split in the form of a 100% common stock dividend effective July 31, 1996. All share and per share data, except as otherwise indicated, have been restated giving retroactive effect to the stock split. Dividends declared per common share have been restated giving retroactive effect to the two-for-one stock split effective July 31, 1996.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE SECOND QUARTER

SECOND QUARTER 1996 COMPARED WITH SECOND QUARTER 1995

         Earnings per share for the second quarter of 1996 were $.43, up $.03 per share, or 7.5%, from the $.40 per share earned in 1995, after restatement for the two-for-one stock split declared on June 21st. The 1995 results are before a $.54 gain on the sale of the Journal of Commerce (JoC), but after a $.06 charge for the adjustment of the carrying value of certain investments. Earnings per share for the first two quarters of 1996 were $.67, down $.06, or 8.2%, from the $.73 earned in 1995, excluding the gain on the sale of the JoC and the cumulative effect of the change in accounting principle.

         Net income in the second quarter of 1996 was $42.4 million, up $2.0 million, or 4.9%, from the same period last year, exclusive of the gain on the sale of the JoC, on a 4.3% operating revenue increase from second quarter 1995. For the year-to-date, net income was $65.9 million, down $10.2 million, or 13.4% from 1995, exclusive of the gain on the sale of the JoC, on an operating revenue increase of 3.9%.

OPERATING REVENUE

         Certain comparisons exclude Detroit from both years, due to the distortive impact of the strike which began on July 13, 1995, and reflect Contra Costa Newspapers (acquired from Lesher Communications on Oct. 31, 1995) as if we owned them during the same period last year (pro forma basis).

         Newspaper advertising revenue increased 6.4% over the second quarter last year, on a full-run ROP linage increase of 12.6%. Excluding Detroit, but including the operations of Contra Costa Newspapers (CCN) as if owned in the second quarter of 1995, newspaper advertising revenue increased 4.0% from 1995, on a full-run ROP linage decrease of 0.4%. Year-to-date, on this same basis, newspaper advertising revenue increased 4.7% from 1995, on a full-run ROP linage decrease of 0.5%.

         Classified advertising revenue increased 12.7% over second quarter last year, on a 16.8% full-run ROP linage increase. This is the 16th consecutive quarter of year-over-year classified revenue growth. The employment category showed the largest gain, posting a 24.8% revenue improvement, with linage up 17.0% from 1995. Classified revenue growth remains strong, even though employment advertising is no longer reflecting the exceptional year-over-year increases that it did during the last two quarters. On a pro forma basis for CCN, but excluding Detroit, classified advertising revenue increased 9.9% from 1995. On this same basis, year-to-date classified advertising revenue increased 12.8% from 1995.

         For the quarter, retail advertising revenue improved by $560,000, or 0.3%, over last year. On a pro forma basis for CCN, but excluding Detroit, retail revenue was down 2.6% from the prior year. Retail results were soft in most of our major markets, due partly to a number of out of business and customer bankruptcy situations. On a pro forma basis for CCN, but excluding Detroit, year-to-date retail revenue was down 2.3% from 1995.

         General advertising revenue was up $4.2 million, or 8.8%, from second quarter 1995. On a pro forma basis for CCN, but excluding Detroit, general advertising revenue was up $4.0 million, or 9.3% from 1995. General advertising revenue was stronger than it had been in the last two quarters, principally as a result of airlines, telecommunications and factory automotive categories. On this same basis, for the first two quarters of 1996, general advertising revenue was up 3.1% from the prior year.

         Circulation revenue increased $2.8 million, or 2.3% from second quarter 1995. On a pro forma basis for CCN, but excluding Detroit, circulation revenue increased by $2.2 million, or 2.0%, on an average daily circulation decrease of 4.8% and average Sunday circulation decrease of 3.3%, offset by a 6.5% increase in the average rate. On a pro forma basis for CCN, but excluding Detroit, circulation revenue was up 2.7% so far this year.

         Other newspaper revenue increased by $57,000, or 0.3%, from 1995 for the quarter. On a pro forma basis for CCN, but excluding Detroit, other newspaper revenue decreased by $2.0 million in the second quarter and year-to-date, primarily due to reduced newsprint waste sale revenue caused by softening newsprint prices.

         BIS revenue in the second quarter of 1996 decreased $328,000, or 0.3%, reflecting a modest decline in Knight-Ridder Financial results. On a year-to-date basis, BIS revenue decreased $10.9 million, or 4.2%, reflecting the absence of the JoC. Excluding the impact of the JoC sale and acquisitions, BIS operating revenue decreased 1.4% from last year.

OPERATING COSTS

         Labor and employee benefit costs rose $4.5 million, or 1.6%, above second quarter 1995. On a pro forma basis for CCN, but excluding Detroit, labor and employee benefits were $1.2 million, or 0.4%, below 1995. On this same basis, year-to-date labor and employee benefits were $3.1 million, or 0.6%, below 1995. Excluding CCN and Detroit, the work force decreased 4.0% in the quarter and 5.0% for the year-to-date, primarily as a result of last year's fourth quarter buyouts in a number of locations, including Miami, Philadelphia and San Jose.

         Newsprint, ink and supplement costs increased $19.7 million, or 18.2% from second quarter 1995, on a 27.5% increase in the average newsprint price and a 4.9% decrease in newsprint consumption. These costs were up $51.4 million, or 25.3%, for the year-to-date, on a 36.1% increase in the average newsprint price and a 4.7% decrease in consumption. Although there were no price increases in 1996, the quarter and year were impacted by the newsprint price increases imposed in 1995.

         Other operating costs rose $3.9 million, or 2.2% over second quarter 1995. On a pro forma basis for CCN, but excluding Detroit, other operating costs were $4.2 million, or 2.4%, below second quarter 1995 and $11.8 million, or 3.3%, below year-to-date 1995, due to good cost controls.

         Depreciation and amortization increased $5.7 million, or 15.3% over second quarter 1995 and $10.9 million, or 14,6%, for the year-to-date, primarily due to the acquisition of CCN. Excluding the impact of acquisitions, depreciation and amortization increased by 3.5% for the quarter and 3.2% for the year-to-date.

NON-OPERATING ITEMS

         Interest expense, net of interest income and interest expense capitalized, increased $5.7 million over second quarter 1995 and $11.5 million for the year-to-date, due to higher debt levels. The average debt balance increased $517.2 million from the second quarter of last year, due largely to the financing of the CCN acquisition and share repurchases.

         Equity in earnings of unconsolidated companies and joint ventures increased by $1.4 million for the quarter and $8.2 million for the year-to-date, due to earnings improvements from our newsprint mill investments, which are benefiting from the rise in newsprint prices over last year.

         "Other, net" was $82.4 million below second quarter 1995 and $83.9 million below year-to-date 1995, due to the gain on the sale of the JoC recorded in the second quarter of 1995.

OTHER

         On July 26, 1996, the company announced the completion of the sale of Knight-Ridder Financial to Global Financial Information for $275 million.

         The Board of Directors of the company declared a two-for-one stock split in the form of a 100% common stock dividend on June 21, 1996, payable on July 31, 1996, to shareholders of record, as of the close of business on July 10, 1996. The Board of Directors also approved an 8.1% increase in the company's quarterly dividend from $.18 1/2 to $.20 per share (after giving effect to the previously mentioned stock split).

         On June 10, 1996, the company announced that Technimetrics, Inc., had entered into an agreement to purchase Grabill-Bloom, Inc., a stock surveillance firm that helps companies track their shareholders on a real-time basis.

        In March 1996, the company announced that Tele-Communications, Inc.
(TCI), had agreed to purchase all of Knight-Ridder's interests in the jointly owned cable properties for a price of $420 million in cash and TCI common stock. The two companies are equal owners of TKR Cable Company, which owns and operates systems in New Jersey and New York, as well as a 15% interest in another TCI Cable venture that operates cable systems in five Southern states. The sale is expected to close later this year.

         During the second quarter of 1996, the company purchased approximately
1.9 million shares (post-split) of Knight-Ridder common stock. The company has remaining authorization to repurchase 3.9 million shares (post-split) and plans to repurchase additional shares. A portion of the proceeds from the sale of both KRF and our cable investment will be used to repurchase stock.

LIQUIDITY

         Net cash provided by operating activities increased to $95.8 million from $53.1 million in the second quarter of 1995. The increase was attributed to the 1995 gain on the JoC sale, since the net cash from the sale was included in investing activities, rather than operating activities.

         Cash and short term cash investments were up $8.2 million from June 25, 1995, and up $5.2 million from year end. Total debt increased $519.8 million from second quarter 1995 and increased $40.2 million from Dec. 31, 1995, due to the CCN acquisition, the 11.5 million shares (post-split) repurchased in 1995 and the 2.1 million shares (post-split) repurchased in 1996.

         The total-debt-to-total-capital ratio was 49.0%, up from 47.7% at year end and 32.4% in June 1995. Management intends to use some portion of the proceeds from the sale of KRF and our cable investment to reduce debt before year end. Approximately $200.0 million in aggregate unused credit lines remained at the end of the quarter.

         The ratio of current assets to current liabilities was 1.2:1 at June 30, 1996, and 1.1:1 at June 25, 1995, and Dec. 31, 1995.

OUTLOOK FOR THE REMAINDER OF THE YEAR

         As we look ahead to the second half of the year, we continue to anticipate a year of strong earnings growth. While we are concerned about the lackluster retail performance and Northern California's market, classified revenue continues to do well, albeit not as strong as in the first quarter. The continuing decline in newsprint prices and the cycling through of the Detroit strike will positively impact the second half of the year. 1995's newsprint increases will still cause year-over-year increases of between 10% and 15% in 1996, but this is significantly less than initially anticipated.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

As reported on Part I, Item 2, of the Company's Form 10-Q for the quarter ended March 31, 1996, on April 1, 1996 the Company announced that a libel suit filed by Richard A. Sprague against the Philadelphia Inquirer in 1973 had been settled.

Item 6.  Exhibits and Reports of Form 8-K

         (a)  Exhibits

                  No. 4 - Rights Agreement dated June 21, 1996, incorporated by reference to the Company's Form 8-A filed electronically
                  July 10, 1996.

                  No. 27 - Financial Data Schedule (for SEC use only).

                  No. 99 - Additional Exhibits.

         (b)  Reports on Form 8-K

                  Form 8-K dated July 9, 1996.
                  Item 5 - Other Events.
                  Item 7 - Exhibits; no financial statements filed.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           KNIGHT-RIDDER, INC.
                                           (Registrant)


Date:  August 12, 1996
                                           Ross Jones
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer and Duly
                                           Authorized Officer of Registrant)