Form 10-Q
period 1996-09-26
KNIGHT RIDDER INC
filed 1996-11-12
CIK 205520

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:            September 29, 1996
                              ------------------


COMMISSION FILE NUMBER:  1-7553
                         ------

                              KNIGHT-RIDDER, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                FLORIDA                        38-0723657
      ----------------------------------------------------------------
      (State of Incorporation)    (I.R.S. Employer Identification No.)


                    ONE HERALD PLAZA, MIAMI, FLORIDA   33132
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (305) 376-3800
              ---------------------------------------------------
              Registrant's telephone number, including area code)

                                 NOT APPLICABLE
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No
                                          ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.02 1/12 Par Value -93,808,505 shares as of November 3, 1996.

                       Table of Contents for Form 10-Q

                                                                                          Page
                                                                                          ----
PART I.  FINANCIAL INFORMATION


Item 1.     Financial Statements (Unaudited)
                 Consolidated Statement of Income                                           3
                 Consolidated Balance Sheet                                                 4
                 Consolidated Statement of Cash Flows                                       5
                 Notes to Consolidated Financial Statements                                 6

Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                            7-10

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                                               11

Item 6.     Exhibits and Reports on Form  8-K                                               11


SIGNATURE

Exhibit 27       Financial Data Schedule                                                    12
Exhibit 99       Additional Exhibits                                                        13

PART I- FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS


  CONSOLIDATED STATEMENT OF INCOME

  (UNAUDITED, IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                   QUARTER ENDED           THREE QUARTERS ENDED         FOUR QUARTERS ENDED
                                               ---------------------      ------------------------      ----------------------
                                               SEPT. 29     SEPT. 24      SEPT. 29       SEPT. 24       SEPT. 29     SEPT. 24
                                                 1996         1995          1996           1995           1996         1995
                                               --------     --------      ---------      ---------      ---------    ---------
OPERATING REVENUE
  Newspapers
    Advertising
      Retail  .............................    $188,534     $172,606      $ 571,236      $ 554,482      $ 824,512    $ 795,872
      General .............................      46,920       37,729        144,257        132,051        194,722      183,649
      Classified  .........................     197,217      167,433        590,470        509,922        763,244      659,756
                                               --------     --------      ---------      ---------      ---------    ---------
        Total .............................     432,671      377,768      1,305,963      1,196,455      1,782,478    1,639,277
    Circulation ...........................     123,722      117,549        376,413        363,187        508,541      484,978
    Other .................................      20,495       20,658         60,849         59,192         83,554       78,968
                                               --------     --------      ---------      ---------      ---------    ---------
        Total Newspapers  .................     576,888      515,975      1,743,225      1,618,834      2,374,573    2,203,223
  Business Information Services ...........      76,908      122,019        325,214        381,214        445,652      510,760
                                               --------     --------      ---------      ---------      ---------    ---------
        Total Operating Revenue ...........     653,796      637,994      2,068,439      2,000,048      2,820,225    2,713,983
                                               --------     --------      ---------      ---------      ---------    ---------

OPERATING COSTS
  Labor and employee benefits .............     258,878      269,529        821,152        823,608      1,125,523    1,107,078
  Newsprint, ink and supplements  .........     114,486      111,295        368,649        314,077        501,413      408,866
  Other operating costs ...................     168,828      200,771        550,268        575,483        759,903      777,733
  Depreciation and amortization ...........      39,990       37,318        125,694        112,078        165,228      149,616
                                               --------     --------      ---------      ---------      ---------    ---------
        Total Operating Costs .............     582,182      618,913      1,865,763      1,825,246      2,552,067    2,443,293
                                               --------     --------      ---------      ---------      ---------    ---------

OPERATING INCOME  .........................      71,614       19,081        202,676        174,802        268,158      270,690
                                               --------     --------      ---------      ---------      ---------    ---------

OTHER INCOME (EXPENSE)
  Interest expense  .......................     (17,650)     (12,791)       (56,452)       (37,804)       (78,220)     (48,811)
  Interest expense capitalized  ...........       1,819          496          4,398          1,107          5,180        1,269
  Interest income .........................         750        2,252          5,425          6,655          7,912        8,600
  Equity in earnings of unconsolidated
    companies and joint ventures  .........       5,621        5,592         22,191         13,936         28,916       20,423
  Minority interests in earnings of
    consolidated subsidiaries .............      (1,993)      (2,007)        (6,143)        (5,990)        (8,501)      (8,245)
  Other, net  .............................     161,271         (528)       161,517         83,576        161,681       82,416
                                               --------     --------      ---------      ---------      ---------    ---------
        Total .............................     149,818       (6,986)       130,936         61,480        116,968       55,652
                                               --------     --------      ---------      ---------      ---------    ---------
Income before income taxes  ...............     221,432       12,095        333,612        236,282        385,126      326,342
Income taxes  .............................      95,175        5,505        141,485         99,899        162,000      136,795
                                               --------     --------      ---------      ---------      ---------    ---------

INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE  .........     126,257        6,590        192,127        136,383        223,126      189,547

  Cumulative effect of change in accounting
    principle for contributions ...........                                                 (7,320)                     (7,320)
                                               --------     --------      ---------      ---------      ---------    ---------
        Net income  .......................    $126,257     $  6,590      $ 192,127      $ 129,063      $ 223,126    $ 182,227
                                               ========     ========      =========      =========      =========    =========
EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE
  Income before cumulative effect of
    change in accounting principle (1)  ...    $   1.31     $   0.07      $    1.96      $    1.35      $    2.27    $    1.85
  Cumulative effect of change
    in accounting principle (1) ...........                                                  (0.07)                      (0.07)
                                               --------     --------      ---------      ---------      ---------    ---------
        Net income (1)  ...................    $   1.31     $   0.07      $    1.96      $    1.28      $    2.27    $    1.78
                                               ========     ========      =========      =========      =========    =========

DIVIDENDS DECLARED PER COMMON SHARE(1)  ...    $   0.20     $   0.18 1/2  $    0.58 1/2  $    0.55 1/2  $    0.77    $    0.74
                                               ========     ========      =========      =========      =========    =========

AVERAGE COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING (OOOs)(1) ...      96,385       98,827         98,115        100,906         98,104      102,427
                                               ========     ========      =========      =========      =========    =========

(1) Amounts have been restated to reflect a two-for-one stock split in the form of a 100% common stock dividend, effected July 31, 1996.

See "Notes to Consolidated Financial Statements" on page 6.

CONSOLIDATED BALANCE SHEET

(UNAUDITED, IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                           Sept. 29          Dec. 31          Sept. 24
                                                                             1996              1995             1995
                                                                          ----------        ----------       ----------
ASSETS
------

CURRENT ASSETS
  Cash, including short-term cash investments of
    $50 in 1996, $50 in December
    1995, and $150 in September 1995  .................................   $   22,160        $   26,012       $   17,653
  Accounts receivable, net of allowances
    of $13,013 in 1996, $14,348 in December 1995
    and $14,053 in September 1995   ...................................      326,924           339,264          310,470
  Inventories .........................................................       52,607            73,349           63,357
  Other current assets  ...............................................       59,567            64,297           87,541
                                                                          ----------        ----------       ----------
    Total Current Assets  .............................................      461,258           502,922          479,021
                                                                          ----------        ----------       ----------

INVESTMENTS AND OTHER ASSETS
  Equity in unconsolidated companies and joint ventures ...............      330,490           321,658          307,258
  Other   .............................................................      212,625           285,666          242,545
                                                                          ----------        ----------       ----------
        Total Investments and Other Assets  ...........................      543,115           607,324          549,803
                                                                          ----------        ----------       ----------

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements ...............................................       77,606            80,616           66,918
  Buildings and improvements  .........................................      390,954           401,093          379,967
  Equipment ...........................................................    1,088,313         1,223,838        1,183,398
  Construction and equipment installations in progress  ...............      113,111            57,644           45,236
                                                                          ----------        ----------       ----------
                                                                           1,669,984         1,763,191        1,675,519
  Less accumulated depreciation .......................................      759,493           831,544          862,050
                                                                          ----------        ----------       ----------
        Net Property, Plant and Equipment   ...........................      910,491           931,647          813,469
                                                                          ----------        ----------       ----------

EXCESS OF COST OVER NET ASSETS ACQUIRED
  Less accumulated amortization of
      $215,739 in 1996, $205,608 in December
      1995 and $198,514 in September 1995   ...........................      913,775           963,817          685,635
                                                                          ----------        ----------       ----------
        Total   .......................................................   $2,828,639        $3,005,710       $2,527,928
                                                                          ==========        ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
  Accounts payable  ...................................................   $  128,374        $  127,532       $  146,830
  Accrued expenses and other liabilities  .............................      103,399           105,317          109,271
  Accrued compensation and amounts
    withheld from employees   .........................................       89,720           101,357           87,244
  Federal and state income taxes  .....................................       62,830               195                4
  Deferred revenue  ...................................................       71,294            72,134           66,494
  Dividends payable ...................................................       18,814            17,978           18,000
  Short-term borrowings and current
    portion of long-term debt   .......................................                         13,129
                                                                          ----------        ----------       ----------
        Total Current Liabilities   ...................................      474,431           437,642          427,843
                                                                          ----------        ----------       ----------

NONCURRENT LIABILITIES
  Long-term debt  .....................................................      810,270         1,000,721          593,479
  Deferred federal and state income taxes .............................      147,559           165,045          149,816
  Postretirement benefits other than pensions .........................      171,562           169,672          165,536
  Employment benefits and other
    noncurrent liabilities  ...........................................      113,120           120,817          101,670
                                                                          ----------        ----------       ----------
        Total Noncurrent Liabilities  .................................    1,242,511         1,456,255        1,010,501
                                                                          ----------        ----------       ----------

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES .......................        2,200               843              859
                                                                          ----------        ----------       ----------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Common stock, $.02 1/12 par value; shares
    authorized - 250,000,000; shares issued -
    94,092,701 in 1996, 97,196,308 in December
    1995 and 97,466,498 in September 1995(1)  .........................        1,960             2,024            2,030
  Additional capital  .................................................      310,150           295,360          297,674
  Retained earnings ...................................................      772,192           770,644          766,797
  Unrealized gains on investments .....................................       25,195            42,942           22,224
                                                                          ----------        ----------       ----------

     Total Shareholders' Equity .......................................    1,109,497         1,110,970        1,088,725
                                                                          ----------        ----------       ----------

        Total   .......................................................   $2,828,639        $3,005,710       $2,527,928
                                                                          ==========        ==========       ==========


(1) Amounts have been restated to reflect a two-for-one stock split in the form of a 100% common stock dividend, effected July 31, 1996.


         See "Notes to Consolidated Financial Statements" on page 6.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED, IN THOUSANDS OF DOLLARS)


                                                                                                THREE                 FOUR
                                                                        QUARTER ENDED       QUARTERS ENDED       QUARTERS ENDED
                                                                      ------------------  -------------------  -------------------
                                                                      SEPT. 29  SEPT. 24  SEPT. 29   SEPT. 24   SEPT. 29  SEPT. 24
                                                                        1996     1995       1996      1995       1996       1995
                                                                      --------  --------  --------  ---------  ---------  --------
CASH PROVIDED BY (REQUIRED FOR) OPERATING ACTIVITIES
  Net income  ....................................................... $126,257  $ 6,590   $192,127  $129,063   $ 223,126  $182,227
  Noncash items deducted from (included in) income:
   Cumulative effect of change in accounting principle ..............                                  7,320                 7,320
   Depreciation .....................................................   23,948   26,078     80,392    78,893     106,285   104,627
   Amortization of excess of cost over net assets acquired  .........    7,456    5,521     22,927    16,614      30,021    22,132
   Amortization of other assets .....................................    8,586    5,719     22,375    16,571      28,922    22,857
   Provision for noncurrent deferred taxes  .........................   (1,791)      (5)    (4,635)       (9)       (122)  (12,209)
   Distributions from investees in excess of (less than) earnings ...    1,151    2,145    (12,291)    5,026     (33,567)     (467)
   Gain on sale of subsidiary ....................................... (160,886)           (160,886)  (92,698)   (160,886)  (92,698)
   Other items, net .................................................    9,226    6,048     22,710    25,800      42,874    43,373
  Change in certain assets and liabilities:
   Accounts receivable  .............................................  (20,425)   1,333    (25,157)   (3,216)    (40,561)  (35,129)
   Inventories  .....................................................   23,911  (11,610)    20,809   (23,915)     12,432   (23,192)
   Other current assets .............................................   16,724   (9,719)    (3,762)  (34,470)     21,177   (22,893)
   Accounts payable .................................................   14,123   10,377     20,648     5,990      (4,577)   26,468
   Federal and state income taxes....................................   63,997  (37,829)    63,802    (1,364)     49,021   (12,717)
   Other current liabilities ........................................   10,487   25,040      4,334     3,408       3,932    12,675
                                                                      --------  -------   --------  --------   ---------  --------
        Net cash provided by operating activities ...................  122,764   29,688    243,393   133,013     278,077   222,374
                                                                      --------  -------   --------  --------   ---------  --------

CASH PROVIDED BY(REQUIRED FOR) INVESTING ACTIVITIES
  Acquisition of Contra Costa Newspapers, Inc.  .....................                                           (335,755)
  Additions to property, plant and equipment  .......................  (26,109) (24,793)  (104,288)  (62,126)   (163,187)  (81,919)
  Other items, net  .................................................  259,391  (11,335)   270,898    60,999     257,302    49,876
                                                                      --------  -------   --------  --------   ---------  --------
        Net cash provided by (required for) investing activities  ...  233,282  (36,128)   166,610    (1,127)   (241,640)  (32,043)
                                                                      --------  -------   --------  --------   ---------  --------

CASH PROVIDED BY (REQUIRED FOR) FINANCING ACTIVITIES
  Proceeds from sale of commercial paper and senior notes payable ...  103,356  156,200    436,979   515,779   1,013,820   618,567
  Reduction of total debt ........................................... (347,142) (96,930)  (640,559) (333,804)   (797,029) (444,134)
                                                                      --------  -------   --------  --------   ---------  --------
        Net change in total debt  ................................... (243,786)  59,270   (203,580)  181,975     216,791   174,433
  Payment of cash dividends .........................................  (19,316) (18,210)   (55,449)  (56,378)    (73,448)  (76,167)
  Sale of common stock to employees .................................    7,643   24,220     54,913    41,812      88,538    48,035
  Purchase of treasury stock  ....................................... (100,105) (59,101)  (174,481) (274,243)   (219,601) (311,599)
  Other items, net  .................................................   (9,552)  (5,141)   (35,258)  (16,652)    (44,210)  (23,233)
                                                                      --------  -------   --------  --------   ---------  --------
        Net cash provided by (required for) financing activities  ... (365,116)   1,038   (413,855) (123,486)    (31,930) (188,531)
                                                                      --------  -------   --------  --------   ---------  --------
        Net Increase (Decrease) in Cash .............................   (9,070)  (5,402)    (3,852)    8,400       4,507     1,800
Cash and short-term cash investments at beginning of the period .....   31,230   23,055     26,012     9,253      17,653    15,853
                                                                      --------  -------   --------  --------   ---------  --------
Cash and short-term cash investments at end of the period ........... $ 22,160  $17,653   $ 22,160  $ 17,653   $  22,160  $ 17,653
                                                                      ========  =======   ========  ========   =========  ========
Working capital at end of the period  ............................... $(13,173) $51,178   $(13,173) $ 51,178   $ (13,173) $ 51,178
                                                                      ========  =======   ========  ========   =========  ========

See "Notes to Consolidated Financial Statements" on page 6.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter, three quarters and four quarters ended September 29, 1996 are not necessarily indicative of the results that may be expected for the year ending December 29, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - DEBT

(IN THOUSANDS OF DOLLARS)

                                                  Effective
                                                  Interest                  BALANCE AT
                                                   Rate at     ---------------------------------------
                                                  Sept. 29     Sept. 29       Dec. 31         Sept. 24
                                                    1996         1996           1995            1995
                                                  ---------    --------     ----------        --------
Commercial paper, net of discount ...............    5.5%      $353,888     $  557,698        $236,497
Notes payable, net of discount (a)  .............    8.5        159,402        159,274         159,231
Debentures, net of discount (b) .................   10.0        197,902        197,789         197,751
Senior notes, net of discount (c) ...............    6.4         99,078         99,089
                                                               --------     ----------        --------
        Total debt (d)  .........................    7.3        810,270      1,013,850         593,479
Less amounts classified as current  .............                               13,129
                                                               --------     ----------        --------
        Total long-term debt  ...................    7.3%      $810,270     $1,000,721        $593,479
                                                               ========     ==========        ========


(a) Represents $160 million of 8 1/2% Notes subject to mandatory pro rata amortization of 25% annually commencing 1998 through maturity in 2001.

(b)     Represents $200 million of 20-year 9 7/8% debentures due in 2009.

(c)     Represents $100 million of 10-year 6.3% senior notes due in 2005.

(d) At Sept. 29, 1996, and Sept. 24, 1995, interest payments of $53.3 million and $31.7 million had been made for the year-to-date, respectively.

NOTE 3 - INCOME TAX PAYMENTS

Income tax payments for the three quarters ended Sept. 29, 1996, and Sept. 24, 1995, were $61.9 million and $110.9 million, respectively.

NOTE 4 - COMMON STOCK

On June 21, 1996, the Board of Directors of the company declared a two-for-one stock split in the form of a 100% common stock dividend effected July 31, 1996. All share and per share data and dividends declared per common share have been restated for the stock split.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE THIRD QUARTER

THIRD QUARTER 1996 COMPARED WITH THIRD QUARTER 1995

Earnings per share for the third quarter of 1996 were $1.31, up $1.24 from the $.07 per share earned in 1995, reflecting the $.94 gain on the sale of Knight-Ridder Financial (KRF). Excluding the gain on the sale of KRF, earnings per share for the third quarter were $.37, up $.30 from 1995. The improvement from 1995 was due primarily to strong results in our major newspaper markets and, particularly, Detroit Newspapers, where results of this year's third quarter were dramatically better than the same period last year when the now 16-month-old strike against Detroit Newspapers began.

Earnings per share for year-to-date 1996 were $1.03, up $.22, or 27.2%, from the $.81 earned in 1995, excluding the gain on the July 1996 sale of KRF and the April 1995 sale of the Journal of Commerce (JoC) from their respective periods. This was also prior to the cumulative effect of the 1995 change in accounting principles.

Net income in the third quarter of 1996 was $35.4 million, up $28.8 million from the same period last year, exclusive of the gain on the sale of KRF, on a 2.5% operating revenue increase from third quarter 1995. For the year to date, net income was $101.2 million, up $18.6 million, or 22.5%, from 1995, exclusive of the gain on the sale of KRF and the JoC from their respective periods, on an operating revenue increase of 3.4%.

OPERATING REVENUE

Certain comparisons: (1) exclude Detroit from both years, due to the distortive impact of the strike that began on July 13, 1995; (2) exclude KRF 1995 results due to the July 26 sale; and (3) reflect Contra Costa Newspapers (acquired from Lesher Communications on Oct. 31, 1995) as if it were owned during the same period last year (pro forma basis).

On this basis, total operating revenue increased 4.0% from third quarter 1995 and 3.7% from year-to-date 1995.

Newspaper advertising revenue increased 14.5% over the third quarter last year, on a full-run ROP linage increase of 17.1%. Excluding Detroit, but including the operations of Contra Costa Newspapers (CCN) as if owned in the third quarter of 1995, newspaper advertising revenue increased 6.1% from 1995 on a full-run ROP linage increase of 3.5%. This was the strongest quarterly comparison this year. Year to date, on this same basis, newspaper advertising revenue increased 5.2% from 1995 on a full-run ROP linage increase of 0.8%.

Classified advertising revenue increased $29.8 million, or 17.8%, over third quarter last year on a 20.5% full-run ROP linage increase. This is the 17th consecutive quarter of year-over-year classified revenue growth. The employment category showed the largest gain, posting a 25.7% revenue improvement, with linage up 18.0% from 1995. Classified revenue growth remained strong, even though it was compared to exceptional growth in the prior year. On a pro forma basis for CCN, but excluding Detroit, classified advertising revenue increased 9.6% from the third quarter 1995. On this same basis, year-to-date classified advertising revenue increased 11.7% from 1995.

For the quarter, retail advertising revenue improved by $16.0 million, or 9.2%, over last year. On a pro forma basis for CCN, but excluding Detroit, retail revenue was up 0.3% from the prior year, the best quarterly comparison of 1996. On a pro forma basis for CCN, but excluding Detroit, year-to-date retail revenue was down 1.4% from 1995.

General advertising revenue was up $9.2 million, or 24.4%, from third quarter 1995. On a pro forma basis for CCN, but excluding Detroit, general advertising revenue was up $6.1 million, or 16.4%, from 1995. General advertising revenue growth for the quarter was the strongest to date and was strong in all categories. On this same basis, for the first three quarters of 1996, general advertising revenue was up 7.1% from the prior year.

Circulation revenue increased $6.2 million, or 5.3%, from third quarter 1995. On a pro forma basis for CCN, but excluding Detroit, circulation revenue increased by $1.8 million, or 1.6%, on an average daily circulation decrease of 4.3% and average Sunday circulation decrease of 3.5%, offset by a 5.9% increase in the average rate. On a pro forma basis for CCN, but excluding Detroit, circulation revenue was up 2.3% so far this year.

Other newspaper revenue decreased by $163,000, or 0.8%, from 1995 for the quarter. On a pro forma basis for CCN, but excluding Detroit, other newspaper revenue decreased by 5.4% in the third quarter and 4.9% for the year to date, primarily due to reduced newsprint waste sale revenue caused by softening newsprint prices.

BIS revenue in the third quarter of 1996 decreased $45.1 million, or 37.0%, reflecting the absence of KRF results. Excluding KRF and the impact of acquisitions, BIS revenue decreased 0.2% from 1995. The decrease was due to slow revenue growth in Knight-Ridder Information's core business of selling to information professionals. Technimetrics had a strong quarter. On a year-to-date basis, BIS revenue decreased $56.0 million, or 14.7%, reflecting the absence of KRF and the JoC. Excluding KRF, JoC and the impact of acquisitions, BIS operating revenue increased 0.7% from last year.

OPERATING COSTS

Labor and employee benefit costs decreased $10.7 million, or 4.0%, from third quarter 1995. On a pro forma basis for CCN, but excluding Detroit, labor and employee benefits were $21.3 million, or 8.2%, below 1995. On this same basis, year-to-date labor and employee benefits were $24.3 million, or 3.1%, below 1995. Excluding CCN and Detroit, the work force decreased 3.1% in the quarter and 4.1% for the year to date, primarily as a result of last year's fourth quarter work force reductions in a number of locations, including Miami and Philadelphia.

Newsprint, ink and supplement costs increased $3.2 million, or 2.9% from third quarter 1995, on a 2.6% increase in the average newsprint price and a 1.1% increase in newsprint consumption. These costs were up $54.6 million, or 17.4%, for the year to date on a 23.9% increase in the average newsprint price and a 2.9% decrease in consumption. Although there were no price increases in 1996, the quarter and year continue to be impacted by the newsprint price increases imposed in 1995. Comparisons to 1995 in the third quarter, however, were not as severe as in the first two quarters as newsprint prices started to soften in 1996 compared to escalating prices in 1995.

Other operating costs decreased $31.9 million, or 15.9%, from third quarter 1995, reflecting an abatement of strike-related costs in Detroit and the absence of KRF. On a pro forma basis for CCN, but excluding Detroit and KRF, other operating costs were $6.8 million, or 4.6%, above third quarter 1995 and flat on a year-to-date basis with 1995. The increase from 1995 during the quarter was due primarily to volume-related costs, such as royalty expense and cost of goods sold, and higher circulation promotion costs.

Depreciation and amortization increased $2.7 million, or 7.2%, over third quarter 1995 and $13.6 million, or 12.1%, for the year to date. The increase was primarily due to the acquisition of CCN, the investment in new presses and classified systems at several newspapers and certain write-offs associated with Knight-Ridder Information's strategic decision to focus its product development and marketing efforts on presenting information to end-users on the World Wide Web.

NON-OPERATING ITEMS

Interest expense, net of interest income and interest expense capitalized, increased $5.0 million over third quarter 1995 and $16.6 million for the year to date, due to higher debt levels. The average debt balance increased $344.7 million from the third quarter of last year, due largely to the financing of the CCN acquisition and the repurchase of 11.5 million shares in 1995 and 5.0 million shares in 1996.

Equity in earnings of unconsolidated companies and joint ventures increased by $29,000 for the quarter and $8.3 million for the year to date, due to earnings improvements from our newsprint mill investments, which benefited from the rise in newsprint prices in 1995. The increase in the third quarter was modest due to performances in our cable and other investments and softening in the price of newsprint.

"Other, net" was $161.8 million above third quarter 1995 and $77.9 million above year-to-date 1995 due to the gain on the sale of KRF recorded in the third quarter of 1996. The year-to-date comparison reflects less of a favorable variance due to the sale of the JoC in April 1995.

OTHER

On July 26, 1996, the company completed the sale of Knight-Ridder Financial to Global Financial Information for $275 million.

The Board of Directors of the company declared a two-for-one stock split in the form of a 100% common stock dividend on June 21, 1996, payable on July 31, 1996, to shareholders of record as of the close of business on July 10, 1996. The Board of Directors also approved an 8.1% increase in the company's quarterly dividend from $.18 1/2 to $.20 per share (after giving effect to the previously mentioned stock split).

On June 10, 1996, the company announced that Technimetrics, Inc., had entered into an agreement to purchase Grabill-Bloom, Inc., a stock surveillance firm that helps companies track their shareholders on a real-time basis. The acquisition was completed on July 1, 1996.

In March, the company announced that Tele-Communications, Inc. (TCI), had agreed to purchase all of Knight-Ridder's interests in the jointly owned cable properties for a price of $420 million in cash and TCI common stock. The two companies are equal owners of TKR Cable Company, which operates systems in New Jersey and New York. Knight-Ridder also has a 15% interest in another TCI Cable venture that operates cable systems in five Southern states. The sale is expected to close early next year.

During the third quarter of 1996, the company purchased approximately 2.9 million shares of Knight-Ridder common stock. The company had remaining authorization to repurchase 7.0 million shares as of Sept. 29, including the additional 6.0 million share repurchase authorized by the Knight-Ridder Board of Directors on Sept. 19, 1996. A portion of the proceeds from the sale of KRF was used to repurchase stock.

LIQUIDITY

Net cash provided by operating activities increased to $122.8 million from $29.7 million in the third quarter of 1995. The increase was attributed to the strong earnings growth in the third quarter and other changes in working capital.

Cash and short-term cash investments were up $4.5 million from Sept. 24, 1995, and down $3.9 million from year end. Total debt increased $216.8 million from third quarter 1995 due to the CCN acquisition, the 11.5 million shares repurchased in 1995 and the 5.0 million shares repurchased in 1996. Total debt decreased $203.6 million from Dec. 31, 1995, due to the use of proceeds from the sale of KRF in the third quarter to reduce debt.

The total-debt-to-total-capital ratio was 42.2%, down from 47.7% at year end and up from 35.3% in September 1995. Approximately $445.1 million in aggregate unused credit lines remained at the end of the quarter.

The ratio of current assets to current liabilities was 1.0:1 at Sept. 29, 1996, and 1.1:1 at Sept. 24, 1995, and Dec. 31, 1995.

OUTLOOK FOR THE REMAINDER OF THE YEAR

As we look ahead to the fourth quarter, we continue to anticipate a year of strong earnings growth. While we are concerned about the lackluster retail performance, we still anticipate an excellent year. The continuing decline in newsprint prices and the cycling through of the Detroit strike will positively impact the fourth quarter. The newsprint increases that went into effect throughout 1995 will still cause year-over-year increases of between 10% and 15% in 1996, but this is significantly less than initially anticipated.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

As reported on Part I, Item 2, of the Company's Form 10-Q for the quarter ended March 31, 1996, on April 1, 1996 the Company announced that a libel suit filed by Richard A. Spargue against the Philadelphia Inquirer in 1973 had been settled.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                   No. 27 - Financial Data Schedule (for SEC use only)

                   No. 99 - Additional Exhibits

         (b)  Reports on Form 8-K

              No reports were filed on Form 8-K during the quarter ended September 29, 1996.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         KNIGHT-RIDDER, INC.
                                         (Registrant)


Date:  November 12, 1996
                                         Gary R. Effren
                                         Vice President/Controller
                                         (Principal Financial Officer and Duly
                                         Authorized Officer of Registrant)