Form 10-K
period 1996-12-29
KNIGHT RIDDER INC
filed 1997-03-10
CIK 205520

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 29, 1996      Commission file number 1-7553

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value is computed by reference to the price at which the stock was sold as of March 2, 1997:$3,696,014,903.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: March 2, 1997 - 92,981,507 one class Common Stock, $.02 1/12 Par Value

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of definitive Proxy Statement dated March 6, 1997, in connection with the Annual Meeting of Shareholders to be held on April 15, 1997, are incorporated into Part III.
(2) Portions of the Company's Form 10-K filed March 20, 1996 are incorporated into Part IV.
(3) Portions of the Company's Form 10-K filed March 24, 1995 are incorporated into Part IV.
(4) Portions of the Company's Form 10-K filed March 23, 1994 are incorporated into Part IV.
(5) Portions of the Company's Form 10-K filed in March 1981 are incorporated into Part IV.
(6)   Rights Agreement filed July 9, 1996 on Form 8-A is incorporated into Part
      IV.
(7)   Registration Statement No. 33-28010 on Form S-3 is incorporated into Part
      IV.

                      Table of Contents for 1996 Form 10-K

                                                                                            Page
PART I                                                                                      ----
Item 1.   Business                                                                           3-9

Item 2.   Properties                                                                         3-9

Item 3.   Legal Proceedings                                                                    9

Item 4.   Submission of Matters to a Vote of Security Holders                                  9

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters                                                                          10-11

Item 6.   Selected Financial Data                                                          12-14

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                        15-22

Item 8.   Financial Statements and Supplementary Data                                      23-38

Item 9.   Changes in and Disagreements with Accountants on Accounting                         39
          and Financial Disclosure


PART III

Item 10.  Directors and Executive Officers of the Registrant                               39-41

Item 11.  Executive Compensation                                                              41

Item 12.  Security Ownership of Certain Beneficial Owners and Management                      41

Item 13.  Certain Relationships and Related Transactions                                      41


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                  41-42

SIGNATURES                                                                                 43-45

SCHEDULES                                                                                     47

EXHIBITS                                                                                   48-53

PART I
ITEM 1. AND 2. BUSINESS/PROPERTIES

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

    Knight-Ridder Information, Inc., (formerly Dialog Information Services, Inc.), was acquired in 1988. Technimetrics was acquired in 1994.

    Knight-Ridder, Inc., was incorporated in Ohio in 1974. Headquartered in Miami, the company was reincorporated in Florida in 1976.


CORPORATE HEADQUARTERS/EMPLOYEES

The company is headquartered in Miami, Fla., and employs nearly 24,000 people worldwide.

BUSINESS SEGMENT INFORMATION


(In thousands of dollars)                                         1996            1995            1994
                                                               -----------     -----------     -----------
OPERATING REVENUE
  Newspapers ...............................................   $ 2,374,224     $ 2,250,182     $ 2,134,922
  Business Information Services ............................       400,619         501,652         514,039
                                                               -----------     -----------     -----------
                                                               $ 2,774,843     $ 2,751,834     $ 2,648,961
                                                               ===========     ===========     ===========

OPERATING INCOME
  Newspapers ...............................................   $   379,585     $   281,146     $   350,856
  Business Information Services ............................         1,785          12,022          23,110
  Corporate ................................................       (46,452)        (52,884)        (42,705)
                                                               -----------     -----------     -----------
                                                               $   334,918     $   240,284     $   331,261
                                                               ===========     ===========     ===========

OPERATING PROFIT MARGIN
  Newspapers ...............................................          16.0%           12.5%           16.4%
  Business Information Services ............................            .4%            2.4%            4.5%


DEPRECIATION AND AMORTIZATION
  Newspapers ...............................................   $   117,612     $    96,051     $    94,927
  Business Information Services ............................        45,404          52,871          52,714
  Corporate ................................................         3,035           2,690           1,686
                                                               -----------     -----------     -----------
                                                               $   166,051     $   151,612     $   149,327
                                                               ===========     ===========     ===========

IDENTIFIABLE ASSETS
  Newspapers ...............................................   $ 1,951,771     $ 1,948,894     $ 1,553,160
  Business Information Services ............................       472,389         600,040         589,147
  Corporate ................................................       476,150         456,776         304,882
                                                               -----------     -----------     -----------
                                                               $ 2,900,310     $ 3,005,710     $ 2,447,189
                                                               ===========     ===========     ===========

CAPITAL EXPENDITURES
  Newspapers ...............................................   $   108,253     $    73,560     $    32,896
  Business Information Services ............................        14,109          29,577          33,470
  Corporate ................................................         4,224          17,888             744
                                                               -----------     -----------     -----------
                                                               $   126,586     $   121,025     $    67,110
                                                               ===========     ===========     ===========
FULL-TIME EQUIVALENT EMPLOYEES (FTES)(1)
  Newspapers (2) ...........................................        18,395          19,242          18,441
  Business Information Services ............................         1,682           2,312           2,568
  Corporate ................................................           186             215             190
                                                               -----------     -----------     -----------
                                                                    20,263          21,769          21,199
                                                               ===========     ===========     ===========

(1) Previously reported FTEs have been restated to be consistent with measurement guidelines currently in use.
(2) FTEs for 1995 and 1996 include 1,133 and 1,130, respectively, for Contra Costa newspapers, acquired Oct. 31, 1995.

                   Source of Knight-Ridder Operating Revenue


                                                          1996    1995    1994
                                                           ---     ---     ---
The Philadelphia Inquirer and
  Philadelphia Daily News .............................     18%     18%     17%
The Miami Herald ......................................     11      12      12
San Jose Mercury News .................................     10      10       9
Detroit Free Press (1) ................................      7       7       9
The Charlotte Observer ................................      6       5       5
Saint Paul Pioneer Press ..............................      4       4       4
Contra Costa Newspapers (2) ...........................      4       1
Akron Beacon Journal ..................................      3       3       3
All other newspapers ..................................     23      22      22
Business Information Services .........................     14      18      19
                                                           ---     ---     ---
                                                           100%    100%    100%
                                                           ===     ===     ===

(1) Knight-Ridder portion of Detroit Newspapers
(2) Contra Costa Newspapers was acquired on Oct. 31, 1995.

NEWSPAPERS


         Knight-Ridder's Newspaper Division had 31 daily newspapers and 10 nondaily newspapers at the end of 1996.

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

         Each newspaper is served by the company-owned news bureau in Washington, D.C. A supplemental news service provided by KRT Information Services, a partnership between Knight-Ridder and Tribune Co., distributes editorial material produced by all Knight-Ridder newspapers and by 18 foreign correspondents. The service also distributes editorial computer graphics and deadline photos via the Knight-Ridder-owned PressLink Online.

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

         The table above presents the relative percentage contributions by individual papers to the company's overall operating revenue in 1996, 1995 and 1994. The percentage contributions of each paper to operating revenue are not necessarily indicative of contributions to operating profit.

                                   Newsprint

         Newsprint is the primary raw material used in publishing newspapers, and in 1996 Knight-Ridder was one of the largest consumers in the United States. Approximately 17.1% of the company's total operating expenses during the year were for newsprint. Purchases are made under long-term agreements with a number of newsprint producers. Knight-Ridder purchases approximately 70% of its annual consumption from United States mills, with the remainder purchased from Canada. In the opinion of management, sources are adequate to meet current demands.

         Approximately 84% of the newsprint consumed by the company contained some recycled content; the average content was 47% recycled fiber.

         Global newsprint supply and demand issues will continue to contribute to pricing volatility for the foreseeable future. Newsprint prices in 1997 are expected to increase in the spring with another price increase late this year being considered.

         Knight-Ridder is a one-third partner with Cox Newspapers, Inc., and Media General, Inc., in Southeast Paper Manufacturing Co., a newsprint mill in Dublin, Ga. The mill's full capacity is 445,000 metric tonnes, using recycled newsprint as the principal raw material and coal as the primary energy source. Knight-Ridder also owns a 13.5% equity share of Ponderay Newsprint Company in Usk, Wash., which produces more than 220,000 metric tonnes annually. Knight-Ridder purchased approximately 129,000 metric tonnes from Southeast and about 56,000 metric tonnes from Ponderay in 1996.

                                   Properties

         The company has daily newspaper printing and publishing facilities in 30 cities located in 16 states. These production facilities vary in size from 7,300 square feet at the Florida Keys Keynoter operation in Marathon, Fla., to
2.8 million square feet in Philadelphia. In total, the company's newspaper facilities occupy about 9.0 million square feet. Approximately 1.9 million of the total square feet is leased from others. Virtually all the owned property is owned in fee. The company owns substantially all of its production equipment, although certain office equipment is leased. The company also owns land for future expansion in Columbus and Macon, Ga., Detroit and San Jose.

         Knight-Ridder newspaper companies are maintained in excellent operating condition and are suitable for present and foreseeable publishing operations. During the three years ended Dec. 29, 1996, the company spent approximately $214.7 million for capital additions and improvements to its existing properties.

                                   Technology

         Efforts to improve the quality of products continued during 1996. The company installed new publishing systems in Duluth, Contra Costa, Columbia, Gary and Grand Forks. Systems installations are under way in San Jose, Akron and Philadelphia. Enhancements were made to Collier-Jackson circulation software. Conversion to the Cyborg Human Resources System was largely completed in 1996.

         The Charlotte Observer completed installation of its second new Flexographic press in 1996.

         Major press replacement projects have begun at The Miami Herald and in Akron. Significant renovations are under way at the business and editorial offices in Detroit and Philadelphia.

         New publishing systems have been approved for Boulder, Biloxi, Myrtle Beach, Macon and Milledgeville for installation in 1997. A $2.8 million press replacement project has been approved for Duluth for mid-1997.

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

         Newspaper National Network (NNN), Knight-Ridder's second general sales agent, was established in 1994 as a three-year experiment in focused national selling on behalf of the newspaper industry. Showing substantial success, it has been renewed for another three years. It represents all the Knight-Ridder newspapers, plus more than 500 others. Like Newspapers First, it makes the purchase of newspaper advertising a "one-stop shopping" prospect.

         Sawyer, Ferguson and Walker, Inc., a private company, sells sales-representative services for Knight-Ridder's medium to small markets and helps with regional retail advertising sales.

            The Philadelphia Inquirer and Philadelphia Daily News

1996 Revenue was $505.7 Million. Philadelphia Newspapers, Inc. (PNI), publisher of The Philadelphia Inquirer and Philadelphia Daily News, met its profitability goals for 1996 and finished the year well-positioned to address the challenges of 1997, despite significant changes in the retail market. May Department Stores Co., which in 1995 acquired the John Wanamaker stores, in 1996 acquired the family-owned Strawbridge & Clothier, one of the Philadelphia region's oldest, most-distinguished retail chains. The stores are being operated under the name Strawbridge.

         The nine-county Philadelphia Metropolitan market remains attractive, featuring a diverse economy, including the state's largest manufacturing center, more than 80 higher education institutions and an extensive hospital and health care industry.

                               The Miami Herald

1996 Revenue was $314.9 Million. The Miami Herald, Florida's largest newspaper, is sold primarily in Dade, Broward and Monroe counties. Its International Satellite edition is distributed in 29 countries in Latin America and the Caribbean.

         El Nuevo Herald, an award-winning Spanish-language newspaper, (102,150 daily and 127,877 Sunday), is available to Herald subscribers for a 7-cent daily delivery charge or through single-copy sales.

         Retail development continued at a rapid pace in 1996, including the expansion of The Falls shopping center with more than 50 new stores, new retail development in South Beach featuring stores such as The Gap and Banana Republic, the opening of Pembroke Crossing in Broward and new retailers on Coral Gables' Miracle Mile. Retailers who opened new stores in South Florida include BrandsMart, Macy's and Target.

         In 1996, The Herald continued technological changes, including the installation of new presses, the introduction of online services in English and Spanish, satellite distribution of the International edition and a major database marketing initiative. The Herald also extended the reach of two of its Spanish-language publications, adding nonsubscriber distribution to "Viernes," el Nuevo Herald's Friday entertainment section, and to "Vida Social," a tabloid society magazine.

         The Miami-Fort Lauderdale population is expected to grow 32.1% between 1995 and 2015; U.S. average is 19.4%.

                            San Jose Mercury News

1996 Revenue was $284.6 Million. The San Jose Mercury News serves California's fourth-largest metro area, better known as Silicon Valley. The area's robust economy has been fueled by the growth of technology companies, particularly computer software, hardware and Internet-related businesses. In large part because of the heavy recruitment needs of such companies, the Mercury News has enjoyed strong classified revenue, which increased 15.7% over last year, excluding the 53rd week in 1995.

         Mercury Center, the newspaper's pioneering online publication launched in 1993, added new features to its growing family of information services. Among them are Talent Scout, Good Morning Silicon Valley, Digital High and VoterLink. The acclaimed site (www.sjmercury.com) received a record number of visits in 1996, more than doubling readership during the year. Editor & Publisher named Mercury Center the best newspaper on the Web at the 1996 Interactive Newspaper Awards.

         In 1996, the Mercury News introduced "Nuevo Mundo," a publication for the area's Spanish-speaking audience; the region is the nation's fourth-largest Hispanic market. "Nuevo Mundo" has been well received, gaining advertisers such as JCPenney, Macy's and Montgomery Ward.

         The population of the San Jose Metropolitan Statistical Area (MSA), which includes only Santa Clara County, is expected to grow 22.9% between 1995 and 2015; the U.S. average is 19.4%.

                              Detroit Free Press

1996 Revenue was $182.1 Million(1). The Detroit Free Press is the largest newspaper in Michigan. The combined Sunday edition, The Detroit News and Free Press, ranks seventh in circulation in the nation.

         The two newspapers are published by Detroit Newspapers (DN), an agency combining the business operations of the two newspapers. This joint operating agency (JOA) was formed in 1989. The profits (or losses) are split equally between the two partners, Knight-Ridder, Inc., and Gannett Co., Inc. The Free Press is an a.m. paper, the News is p.m. On weekends, they publish combined editions.

         Detroit is the nation's sixth-largest market, and in normal times will generate approximately $450 million in revenue from its two newspapers.

         This past year and 1995 were not normal times. On July 13, 1995, several unions struck DN. The issue was "featherbedding," the unions' resistance to trimming redundant staff in distribution. Approximately 2,500 employees walked out. DN continued to publish.

         In February 1997, the six striking newspaper unions made an unconditional offer to return to work. Circulation, as of the unaudited Audit Bureau of Circulations report for the six months ended Sept. 30, 1996, was at approximately 67% of its pre-strike level for both daily and Sunday. Advertising revenue, which also has gained strength despite union intimidation of many advertisers, was at nearly 85% of the December 1994 level.

         The operating loss in Detroit narrowed in 1996 and the fourth quarter was profitable. The company expects to be profitable on a full-year basis in 1997.

(1) Knight-Ridder portion of Detroit Newspapers. Under the joint operating agreement, Knight-Ridder reports 50% of total revenue for the Detroit Free Press and the Detriot News.

                            The Charlotte Observer

1996 Revenue was $157.6 Million. The Charlotte Observer, the largest-circulation daily in North and South Carolina, is sold primarily in a 15-county region across the two states. The Observer enjoyed strong advertising growth in 1996, with retail revenue up 8.0%, general up 19.0% and classified up 13.1% over last year, excluding the 53rd week in 1995.

         Population in the Charlotte Metropolitan Statistical Area (MSA) is expected to grow 27.2% between 1995 and 2015, compared with the U.S. average of 19.4%.

         The Observer in 1996 completed a $35 million press conversion to expand color capacity and provide 100% Flexographic printing.


BUSINESS INFORMATION SERVICES


Knight-Ridder Business Information Services (BIS) produces, distributes and facilitates the use of finance, general business, science, technology, transportation and other information by global business and professional users. BIS represented 14.4% of total Knight-Ridder operating revenue in 1996. At year-end 1996, BIS consisted of two operations:

                       Knight-Ridder Information, Inc.
                 (formerly Dialog Information Services, Inc.)

Provides services to global business and professional information librarians and end-users interested in:

BUSINESS AND FINANCE - CHEMICALS - ENERGY AND ENVIRONMENT - FOOD AND AGRICULTURE - GOVERNMENT AND REGULATIONS - INTELLECTUAL PROPERTY - MEDICINE - NEWS AND MEDIA - LEGAL - PHARMACEUTICALS - REFERENCE - SOCIAL SCIENCES - TECHNOLOGY

         Knight-Ridder Information serves nearly 130,000 subscribers worldwide.

         Principal products are the DIALOG(R), DataStar(SM) and Infomart Dialog online services; the KR OnDisc(TM) CD-ROM product series; and KR SourceOne(SM), a full-service document delivery service. In addition, Knight-Ridder Information's end-user product line includes KR BusinessBase(R), KR ScienceBase(R), Custom Dialog(TM)/KR QuickStart(TM), Alerts and KR ProBase(TM).

         The DIALOG and DataStar online services and products provide access to more than 750 online databases and 80 CD-ROM products and the full text of more than 4,000 leading publications covering science and technology, general business (products and markets, people, company fundamentals), legal issues and news.

         Knight-Ridder Information subscribers are business and professional information specialists and end-users interested in scientific research, competitive intelligence, technology, industry and market developments and general business and financial information. Customers include business executives, research chemists, engineers, lawyers, physicians and educators.

         During 1996, more than 70 new databases were added to DIALOG and DataStar. The Knight-Ridder Information collection represents one of the largest combined database installations in the information industry, with a content totaling more than nine terabytes. The databases include information from other Knight-Ridder companies and 11 Knight-Ridder newspapers.

         Several companies compete with Knight-Ridder Information, including Reed-Elsevier's Lexis(R)-Nexis(R), Scientific and Technical Information Network
(STN), offered by the American Chemical Society, and a number of niche services.

                                Technimetrics

Provides services to global corporate investor relations and marketing executives, investment banks and investment fund managers interested in:

INSTITUTIONAL SHAREHOLDING INFORMATION - IDENTIFYING INVESTMENT EXECUTIVES BY AREA OF FOCUS - BUSINESS INFORMATION (COMPANY AND PEOPLE)

         This diversified information services company specializes in the creation and development of global financial and marketing research and related consulting services.

         Technimetrics focuses its attention on four core proprietary databases:

         INSTITUTIONAL INVESTORS DATABASE provides detailed intelligence on the people and firms that conduct business in the institutional marketplace. It includes information on the equity and fixed income influentials - portfolio managers, security analysts and research directors throughout the world. It focuses on their industry specialization, individual investment style and geographic area of expertise.

         SHAREHOLDER DATABASE tracks the ebb and flow of data involving share ownership of public companies. It is the complete resource for global shareholding data and includes information on more than 48,000 issues, 12,000 equity portfolios and holdings of more than 5,000 money management institutions around the world. Information is derived from proprietary Technimetrics research, public company proxies, SEC filings, global mutual fund portfolios, UK unit and investment trusts and overseas stock exchanges.

         FINEX DATABASE provides complete business profiles of more than 350,000 corporate executives in 60,000 public and private organizations worldwide by functional responsibility. It contains the most targeted and focused information available that is designed specifically for marketing and sales business-to-business applications.

         STOCKBROKER DATABASE provides information on more than 65,000 registered stockbrokers and branch managers at the leading brokerage firms in North America.

         Technimetrics specializes in supplying information that is customized to suit many different client requirements. Data are delivered through numerous distribution channels, including the Internet, a wide variety of electronic media and third-party vendors. Technimetrics continues to enhance its proprietary investor relations software application, which set the industry standard when it was introduced in 1986.

         The company also offers highly sophisticated consulting programs, including international investor relations, stock surveillance and communications management services, to more than 1,500 clients in corporations and brokerage firms around the world.

         This was a banner year for Technimetrics. It greatly enhanced its position in all its target markets through developing alternative delivery channels via the Internet; acquiring Grabill-Bloom, the premier stock surveillance firm in the United States; developing alliances with PR Newswire and DataStar to broaden the reach and scope of its information; and creating new products and services within its investor relations unit that allow greater access to key shareholding information.

                                   Properties

         BIS maintains production and sales facilities throughout the world. The 343,786 square feet of office and production capacity currently utilized is leased under operating leases that expire between 1997 and 2006. During the three years ended Dec. 29, 1996, BIS spent approximately $77.2 million for capital additions and improvements to its existing properties. The existing BIS facilities are adequate for present and future needs.

                                   Technology

         KNIGHT-RIDDER INFORMATION, INC.: During 1996, Knight-Ridder Information reinforced its commitment to information professionals by announcing Web interfaces to both its flagship DIALOG and DataStar online services. Scheduled for launch in early 1997, DIALOG(R) Web will provide searchers with the extensive content, power, precision, and full functionality of DIALOG in the environment of the World Wide Web. DataStar(SM) Web, already released in Europe, is also scheduled to be unveiled in the U.S. in 1997. Researchers will be able to access the Web versions of both services through their Internet browsers.

         A redesigned second generation of KR BusinessBase, Knight-Ridder Information's Windows(R)-based application for business professionals, was also launched successfully in 1996. It provides instant access to vital business information on more than 13 million public and private companies worldwide by company, market, product or topic. This powerful business intelligence tool puts more than 60 databases and over 5,500 trade and professional journals at the users' fingertips.

         This year, Knight-Ridder Information received several accolades for its high technological standards. Its full-service document delivery arm, KR SourceOne, was honored for its state-of-the-art document image order management system with the first Internet & Electronic Commerce Award for Internet Infrastructure from InformationWeek magazine and the Gartner Group.

         In addition, Info World magazine acknowledged the sophistication of KR ScienceBase, naming Knight-Ridder Information No. 1 in its list of 100 companies that are most innovative in their use of client/server technology.

         TECHNIMETRICS: In 1996, a key advancement provided customer access via the Internet to download proprietary Technimetrics data to their Internet browsers. Technimetrics also developed networked client-server applications with daily online update capabilities to be available early in 1997.


ITEM 3.     LEGAL PROCEEDINGS

         In 1990, a verdict was rendered against the company's subsidiary, Philadelphia Newspapers, Inc. (PNI), publisher of The Philadelphia Inquirer and Philadelphia Daily News, in a libel action entitled Sprague v. Philadelphia Newspapers, Inc., for $2.5 million in compensatory damages and $31.5 million in punitive damages. On April 1, 1996, the libel action was settled. The settlement had no material impact on earnings.

         Various libel actions and environmental and other legal proceedings that have arisen in the ordinary course of business are pending against the company and its subsidiaries. In the opinion of management, the ultimate liability to the company and its subsidiaries as a result of these legal proceedings will not be material to the financial position or results of operations.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the vote of security holders of Knight-Ridder, Inc. during the three months ended December 29, 1996.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

         Knight-Ridder Stock split two-for-one in 1996, 1983 and 1978. Knight Newspapers, Inc., stock split two-for-one in 1972. The company's 93.3 million shares are held in all 50 states by 11,066 shareholders of record.

                         MARKET PRICE OF COMMON STOCK

The last closing price of the company's common stock prior to the preparation of this report was $39.75 on March 2, 1997. The number of shareholders of record at Dec. 29, 1996, was 11,066.

The average stock trading volume per day for the years 1996, 1995 and 1994 was 181,305, 132,300 and 126,900, respectively. The following table presents the company's common stock market data*:

                                    1996                    1995                   1994
                             --------------------    -------------------     -------------------
Quarter                       High         Low        High        Low         High        Low
                             -------     --------    -------     -------     -------     -------
1st .....................    36 1/16     29 7/8      28 1/16     25 1/8      30 1/2      27 7/16
2nd .....................    38 7/16     32 11/16    28 7/8      26 3/16     30 1/8      26
3rd .....................    38          32 7/16     29 9/16     27 5/8      27 5/16     24 3/4
4th .....................    42          35 3/8      33 5/16     28 1/8      26 1/4      23 1/4


* Amounts have been restated to reflect a two-for-one stock split in the form of a 100% common stock dividend, effected July 31, 1996.

                           TREASURY STOCK PURCHASES

The table below is a summary of treasury stock purchases since 1986:

                               Shares        Cost
                             Purchased*     (000s)
                             ----------    --------
1996 .......................  6,219,100    $221,768
1995 ....................... 11,508,600     319,363
1994 .......................  5,044,600     136,977
1993 .......................  1,500,000      40,693
1992 .......................
1991 .......................
1990 .......................  5,325,400     129,909
1989 .......................  5,522,200     131,885
1988 .......................  9,099,200     198,279
1987 .......................  2,000,000      38,728
1986 .......................

* Amounts have been restated to reflect a two-for-one stock split in the form of a 100% common stock dividend, effected July 31, 1996.

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

                                                                                    QUARTER
                                                               -----------------------------------------------------
Description                                                     First         Second         Third           Fourth
                                                               --------      --------      ---------        --------
1996
  Operating revenue .....................................      $697,661      $716,982      $653,796         $706,404
  Operating income ......................................        50,612        80,450        71,614          132,242
  Net income ............................................        23,518        42,352       126,257(a)        75,746(b)
  Net income per common and
    common equivalent share (1),(2) .....................           .24           .43          1.31(a)           .79(b)
  Dividends declared per common share (2) ...............           .18 1/2       .20           .20                 (c)

1995
  Operating revenue .....................................      $674,599      $687,455      $637,994         $751,786
  Operating income ......................................        71,007        84,714        19,081           65,482
  Income before cumulative effect of change
    in accounting principle .............................        35,673        94,120(d)      6,590           30,999
  Cumulative effect of change in accounting
    principle for contributions .........................        (7,320)
  Net income ............................................        28,353        94,120(d)      6,590           30,999
  Net income per common and
    common equivalent share (2):
      Income before cumulative effect of change
        in accounting principle .........................           .34           .94(d)        .07              .32
      Cumulative effect of change
        in accounting principle for contributions .......          (.07)
      Net income ........................................           .27           .94(d)        .07              .32
  Dividends declared per common share (2) ...............           .18 1/2       .18 1/2       .18 1/2          .18 1/2

1994
  Operating revenue .....................................      $630,863      $661,550      $642,613         $713,935
  Operating income ......................................        64,810        95,286        75,277           95,888
  Net income ............................................        30,372        50,121        37,243           53,164
  Net income per common and common
    equivalent share (1), (2) ...........................           .27           .46           .35              .50
  Dividends declared per common share (2) ...............           .17 1/2       .18 1/2(e)    .18 1/2          .18 1/2

(1) Amounts do not total to the annual earnings per share because each quarter and the year are calculated separately based on average outstanding shares during that period.
(2) Amounts have been restated to reflect a two-for-one stock split in the form of a 100% common stock dividend, effected July 31, 1996.
(a)      Includes the gain on the sale of KRF.
(b) Includes the after-tax gain on the sale of Netscape, net of adjustments to the carrying value of certain investments ($.07 per share).
(c) The Board of Directors declared a $.20 per share dividend on Jan. 28, 1997. The quarterly dividend usually paid in January was paid on Feb. 24, 1997, to shareholders of record as of the close of business on Feb. 12, 1997.
(d) Includes the after-tax $53.8 million ($.54 per share) gain on the sale of the JoC.
(e) The second quarter ended June 26, 1994. These dividends were declared June 28, 1994, and recorded in the third quarter.

Item 6. SELECTED FINANCIAL DATA

11-YEAR FINANCIAL HIGHLIGHTS

(In thousands, except per share data and ratios)

The following data were compiled from the consolidated financial statements of Knight-Ridder, Inc., and subsidiaries. The consolidated financial statements and related notes and discussions for the year ended Dec. 29, 1996, (Items 7 and 8) should be read in order to obtain a better understanding of this data.

----------------------------------------------------------------------------------------------------------------------------
                                                     Compound
                                                    Growth Rate
                                                  ----------------   Dec. 29        Dec. 31       Dec. 25          Dec. 26
                                                  5-Year   10-Year    1996           1995           1994             1993
                                                  ------   ------- ----------     ----------     ----------       ----------
SUMMARY OF OPERATIONS
Operating Revenue
  Newspapers
    Advertising..................................   4.6%     3.0%  $1,793,424     $1,672,970     $1,583,373       $1,481,631
    Circulation..................................   2.7      4.1      501,826        495,315        484,581          474,420
    Other........................................  17.6     12.0       78,974         81,897         66,968           56,772
                                                                   ----------     ----------     ----------       ----------
      Total Newspapers...........................   4.5      3.4    2,374,224      2,250,182      2,134,922        2,012,823
  Business Information Services..................   2.5     16.2      400,619        501,652        514,039          438,525
  Other..........................................
                                                                   ----------     ----------     ----------       ----------
      Total Operating Revenue....................   4.2      4.4    2,774,843      2,751,834      2,648,961        2,451,348
                                                                   ----------     ----------     ----------       ----------
Operating Costs
  Labor, newsprint and other operating costs.....   3.8      4.5    2,273,874      2,359,938      2,168,373        2,024,733
  Depreciation and amortization..................   6.0      7.3      166,051        151,612        149,327          141,758
                                                                   ----------     ----------     ----------       ----------
      Total Operating Costs......................   3.9      4.6    2,439,925      2,511,550      2,317,700        2,166,491
                                                                   ----------     ----------     ----------       ----------
Operating Income.................................   6.6      2.6      334,918        240,284        331,261          284,857
  Interest expense...............................   1.3      8.2      (73,296)       (59,572)       (44,585)         (45,112)
  Other, net (1).................................  41.7     26.1      204,986        107,084          3,394            3,656
  Income taxes, net..............................  20.5      5.8     (198,735)      (120,414)      (119,170)         (95,312)
                                                                   ----------     ----------     ----------       ----------
Income from continuing operations................  15.2      7.3      267,873        167,382        170,900          148,089
Discontinued broadcast operations (2)............
Cumulative effect of changes in accounting
  principles (3).................................                                     (7,320)
                                                                   ----------     ----------     ----------       ----------
Net Income (1)...................................  15.2      6.7   $  267,873     $  160,062     $  170,900       $  148,089
                                                                   ==========     ==========     ==========       ==========
Operating income percentage (profit margin)......                        12.1%           8.7%          12.5%            11.6%
--------------------------------------------------------------------------------- -------------- ---------------  -----------
SHARE DATA (4)
  Average number of common and
    common equivalent shares outstanding.........                      97,420        100,196        108,551          110,663
  Income per common and common equivalent share
    Continuing operations........................  16.7      9.2   $     2.75     $     1.67     $     1.57       $     1.34
    Discontinued broadcast operations (2)
    Cumulative effect of changes
      in accounting principles (3)...............                                       (.07)
    Net income (1)...............................  16.7      8.6         2.75           1.60           1.57             1.34
  Dividends declared per common share (5)........  (3.5)     2.5          .58 1/2        .74            .73              .70
  Common stock price
    High.........................................                          42             33 5/16        30  1/2          32   1/2
    Low..........................................                          29 7/8         25 1/8         23  1/4          25  5/16
    Close........................................                          39 1/4         31 1/4         25  7/16         29 11/16
  Shareholders' equity per common share..........   2.5      5.4   $    12.12     $    11.43     $    11.58       $    11.33
  Price/earnings ratio (6).......................                      21.1:1         27.7:1         16.2:1           22.2:1
---------------------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
  Common stock acquired..........................                  $  221,768     $  319,363     $  136,977       $   40,693
  Payment of cash dividends......................                      74,262         74,377         77,942           76,787
  Ratio of earnings to fixed charges (7).........                       5.4:1          4.3:1          5.2:1            4.5:1
  At Year End
    Total assets.................................                   2,900,310      3,005,710      2,447,189        2,431,432
    Long-term debt (excluding current maturities)                     771,335      1,000,721        411,504          410,388
    Total debt...................................                     821,335      1,013,850        411,504          451,075
    Shareholders' equity.........................                   1,131,508      1,110,970      1,224,654        1,243,169
    Return on average shareholders' equity (8)...                        23.9           14.3           13.9             12.2
    Current ratio................................                       1.0:1          1.1:1          1.0:1            1.0:1
    Total debt/total capital ratio...............                        42.1%          47.7%          25.2%            26.6%

------------------------------------------------------------------------------------------------------------------------------------
                                                      Dec. 27        Dec. 29        Dec. 30         Dec. 31         Dec. 31
                                                       1992           1991            1990            1989            1988
                                                    ----------      ----------     ----------      ----------      ----------
SUMMARY OF OPERATIONS
Operating Revenue
  Newspapers
    Advertising...................................  $1,444,144      $1,429,661     $1,556,932      $1,577,449      $1,523,030
    Circulation...................................     460,014         439,029        403,188         385,214         370,898
    Other.........................................      39,932          35,127         31,981          32,212          29,743
                                                    ----------      ----------     ----------      ----------      ----------

      Total Newspapers............................   1,944,090       1,903,817      1,992,101       1,994,875       1,923,671
  Business Information Services...................     385,439         354,361        332,628         289,585         159,659
  Other...........................................
                                                    ----------      ----------     ----------      ----------      ----------

      Total Operating Revenue.....................   2,329,529       2,258,178      2,324,729       2,284,460       2,083,330
                                                    ----------      ----------     ----------      ----------      ----------
Operating Costs
  Labor, newsprint and other operating costs......   1,922,797       1,890,850      1,896,331       1,838,656       1,707,991
  Depreciation and amortization...................     128,221         124,055        127,772         123,810         104,576
                                                    ----------      ----------     ----------      ----------      ----------
      Total Operating Costs.......................   2,051,018       2,014,905      2,024,103       1,962,466       1,812,567
                                                    ----------      ----------     ----------      ----------      ----------
Operating Income..................................     278,511         243,273        300,626         321,994         270,763
  Interest expense................................     (52,375)        (68,843)       (71,803)        (84,622)        (62,465)
  Other, net (1)..................................      13,580          35,940         17,119          57,381          26,515
  Income taxes, net...............................     (93,630)        (78,302)       (96,897)       (114,917)        (88,038)
                                                    ----------      ----------     ----------      ----------      ----------

Income from continuing operations.................     146,086         132,068        149,045         179,836         146,775
Discontinued broadcast operations (2).............                                                     67,366           9,608
Cumulative effect of changes in accounting
  principles (3)..................................    (105,200)
                                                    ----------      ----------     ----------      ----------      ----------
Net Income (1)....................................  $   40,886      $  132,068     $  149,045      $  247,202      $  156,383
                                                    ==========      ==========     ==========      ==========      ==========

Operating income percentage (profit margin).......        12.0%          10.8%          12.9%           14.1%           13.0%
-----------------------------------------------------------------------------------------------------------------------------------

SHARE DATA (4)
  Average number of common and
    common equivalent shares outstanding..........     110,356         103,594        101,366         104,878         113,406
  Income per common and common equivalent share
    Continuing operations.........................  $     1.32      $     1.27         $ 1.47      $     1.72      $     1.29
    Discontinued broadcast operations (2)                                                                 .64             .09
    Cumulative effect of changes
      in accounting principles (3)................        (.95)
    Net income (1)................................         .37            1.27           1.47            2.36            1.38
  Dividends declared per common share (5).........         .70             .70            .67             .62 1/4         .57   1/4
  Common stock price
    High..........................................          32 1/16         28 3/4         29             29 3/16          23   7/8
    Low...........................................          25  3/8         21 7/8         18   1/2       21 7/16          17   7/8
    Close.........................................          29 1/16         25 3/8         22 15/16       29 3/16          22 11/16
  Shareholders' equity per common share...........  $    10.75      $    10.72     $     9.05      $    8.92       $     7.74
  Price/earnings ratio (6)........................      21.9:1          19.9:1         15.6:1         20.4:1           17.5:1
-----------------------------------------------------------------------------------------------------------------------------------

OTHER FINANCIAL DATA
  Common stock acquired...........................                                 $  129,909      $  131,885      $  198,279
  Payment of cash dividends.......................  $   75,992      $   71,087         66,422          63,260          62,990
  Ratio of earnings to fixed charges (7)..........       3.9:1           2.9:1          3.4:1           3.6:1           3.7:1
  At Year End
    Total assets..................................   2,458,059       2,332,751      2,270,459       2,134,626       2,357,040
    Long-term debt (excluding current maturities).     495,941         556,797        803,914         660,900         727,043
    Total debt....................................     560,245         606,840        823,958         712,940       1,037,075
    Shareholders' equity..........................   1,181,812       1,148,620        894,913         917,145         821,625
    Return on average shareholders' equity (8)....        12.5            12.9           16.5            28.4            18.2
    Current ratio.................................       1.1:1           1.1:1          1.2:1           1.2:1           1.1:1
    Total debt/total capital ratio................        32.2%           34.6%          47.9%           43.7%           55.8%

                                                              Dec. 31           Dec. 31
                                                               1987              1986
SUMMARY OF OPERATIONS                                        ----------        ----------
Operating Revenue
  Newspapers
    Advertising........................................     $ 1,464,447        $1,332,820
    Circulation........................................         357,553           334,670
    Other..............................................          28,578            25,362
                                                            -----------        ----------
      Total Newspapers.................................       1,850,578         1,692,852
  Business Information Services........................          99,260            88,904
  Other................................................          18,344            26,338
                                                            -----------        ----------
      Total Operating Revenue..........................       1,968,182         1,808,094
                                                            -----------        ----------
Operating Costs
  Labor, newsprint and other operating costs...........       1,580,664         1,467,543
  Depreciation and amortization........................          92,425            81,901
                                                            -----------        ----------
      Total Operating Costs............................       1,673,089         1,549,444
                                                            -----------        ----------
Operating Income.......................................         295,093           258,650
  Interest expense.....................................         (49,583)          (33,248)
  Other, net (1).......................................          20,061            20,172
  Income taxes, net....................................        (116,837)         (113,000)
                                                            -----------        ----------
Income from continuing operations......................         148,734           132,574
Discontinued broadcast operations (2)                             6,429             7,465
Cumulative effect of changes in accounting
   principles (3) .....................................
                                                            -----------        ----------
Net Income (1).........................................     $   155,163        $  140,039
                                                            ===========        ==========
Operating income percentage (profit margin)............            15.0%             14.3%

SHARE DATA (4)
  Average number of common and
    common equivalent shares outstanding...............         117,292           116,404
  Income per common and common equivalent share
    Continuing operations..............................      $     1.27        $     1.14
    Discontinued broadcast operations (2)..............             .05               .06
    Cumulative effect of changes
      in accounting principles (3)
    Net income (1).....................................            1.32              1.20
  Dividends declared per common share (5)..............             .51  1/2          .45   1/2
  Common stock price
    High...............................................              30  5/8           28 15/16
    Low................................................              16  5/8           18   3/4
    Close..............................................              20 1/16           23  7/16
  Shareholders' equity per common share................      $     7.93        $     7.14
  Price/earnings ratio (6).............................          15.1:1            19.5:1

OTHER FINANCIAL DATA
  Common stock acquired................................      $   38,728
  Payment of cash dividends............................          57,426        $   49,877
  Ratio of earnings to fixed charges (7)...............           5.1:1             6.4:1
  At Year End
    Total assets.......................................       1,919,875         1,906,459
    Long-term debt (excluding current maturities)......         508,203           620,389
    Total debt.........................................         553,235           668,261
    Shareholders' equity...............................         901,498           815,982
    Return on average shareholders' equity (8).........            18.1              18.5
    Current ratio......................................           1.2:1             1.2:1
    Total debt/total capital ratio.....................            38.0%             45.0%

Notes:
(1) Other, net and Net Income include the gain from the sale of Knight-Ridder Financial in 1996, the gain from the sale of the Journal of Commerce in 1995 and the gain from the sale of the Pasadena Star-News in 1989.
(2) Results of operations of the company's Broadcast Division (sold in 1989) and the gain on the sale of broadcast assets are presented as "discontinued broadcast operations."
(3) For 1995, the cumulative effect of change in accounting principle represents an adjustment from the implementation of FAS 116 - Accounting For Contributions Received and Contributions Made. For 1992, the cumulative effect of changes in accounting principles represents adjustments from the implementation of FAS 109 - Accounting for Income Taxes and FAS 106 - Accounting for Postretirement Benefits Other Than Pensions.
(4) Amounts have been restated to reflect a two-for-one stock split in the form of a 100% stock dividend, effected July 31, 1996.
(5) The Board of Directors declared a $0.20 per share dividend on Jan. 28, 1997. The quarterly dividend usually paid in January was paid in February.
(6) Price/earnings ratio is computed by dividing closing market price by earnings from continuing operations for the trailing 12-month period. 1995 and 1992 earnings exclude the effects of changes in accounting principles. Earnings also exclude the gain from the sale of Knight-Ridder Financial in 1996, the gain from the sale of the Journal of Commerce in 1995 and the gain from the sale of the Pasadena Star-News in 1989.
(7) The ratio of earnings to fixed charges is computed by dividing earnings (as adjusted for fixed charges and undistributed equity income from unconsolidated subsidiaries) by fixed charges for the period. Fixed charges include the interest on debt (before capitalized interest), the interest component of rental expense, the proportionate share of interest expense on guaranteed debt of certain equity-method investees and on debt of 50%-owned companies.
(8) Return on average shareholders' equity is computed by dividing net income before the cumulative effect of changes in accounting principles in years 1995 and 1992, including the results of discontinued operations in years 1986 through 1989, by average shareholders' equity. Average shareholders' equity is the average of shareholders' equity on the first day and the last day of the fiscal year.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                     Glossary of Newspaper Advertising Terms

      The following definitions may be helpful when reading Management's Discussion and Analysis of Operations.

RETAIL Display advertising from local merchants, such as department and grocery stores, selling goods and services to the public.
GENERAL Display advertising by national advertisers that promote products or brand names on a nationwide basis.
CLASSIFIED Small, locally placed ads listed together and organized by category, such as real estate sales, employment opportunities or automobile sales, and display-type advertisements in these categories.
FULL-RUN Advertising appearing in all editions of a newspaper.
PART-RUN Advertising appearing in select editions or zones of a newspaper's market. Part-run advertising is translated into full-run equivalent linage (referred to as factored) based on the ratio of the circulation in a particular zone to the total circulation of a newspaper.
RUN-OF-PRESS (ROP) All advertising printed on Knight-Ridder presses and appearing within a newspaper.
PREPRINT Advertising supplements prepared by advertisers and inserted into a newspaper.

      Knight-Ridder is a communications company engaged in newspaper publishing, news and information services, electronic retrieval services and graphics and photo services.
      In 1996, the gross revenue from these businesses was about $2.8 billion. The company is also involved in other newspaper businesses, newsprint manufacturing and cable television (mostly sold in January 1997) through business arrangements, including joint ventures and partnerships.

      Newspaper revenue is derived principally from advertising and newspaper copy sales. Newspaper advertising currently accounts for about 65% of consolidated revenue. This revenue comes from the three basic categories of advertising - retail, general and classified - discussed below.

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

      Other newspaper revenue comes from alternate delivery services, commercial job printing, niche publications, book publishing, audiotext, online services, newsprint waste sales, newspaper trucking services and other miscellaneous sources.

      BUSINESS INFORMATION SERVICES (BIS) revenue includes operations of Knight-Ridder Information, Inc. (KRII), and Technimetrics. Prior to July 1996, BIS revenue included Knight-Ridder Financial (KRF). KRF was sold on July 26, 1996, to Global Financial Information for $275 million. Prior to April 1995, BIS revenue included the Journal of Commerce (JoC). The JoC was sold on April 3, 1995, to the Economist Group of London for $115 million.

      KRII principal products include DIALOG(R), DataStar(SM) and Infomart/DIALOG online services; the KR OnDisc(TM) CD-ROM product series; and KR SourceOne(SM), a full-service document delivery service. In addition, KRII's end-user product line includes KRBusinessBase(R), KR ScienceBase(R), Custom DIALOG(TM)/KRQuickStart(TM), Alerts and KRProBase(TM). KRII serves customers in more than 150 countries and offers more than 750 online databases. Subscribers are charged according to the amount of time they spend online, information procured and which databases they access.

      Technimetrics is a leading publisher of investor information and global investment listings of business executives and professionals. Technimetrics' information is used by investor relations and marketing professionals in America's leading corporations for communication programs, audience targeting and direct marketing.

                            Results of Operations

SUMMARY OF OPERATIONS. A summary of the company's operations, certain share data and other financial data for the past 11 years is provided in Item 6. Compound growth rates for the past five- and 10-year periods are also included, if applicable. A review of this summary and of the supplemental information in Item 1 will provide a better understanding of the following discussion and analysis of operating results and of the financial statements as a whole. The supplemental information contains financial data for the company's operations by business segment and includes discussions of the company's largest newspapers and information regarding the company's properties, technology and the raw materials used in operations.

RESULTS OF OPERATIONS: 1996 VS. 1995. Earnings per share were $2.75, up $1.08 from the $1.67 reported in 1995, prior to the $.07 cumulative effect adjustment recorded in 1995. The $2.75 includes an $.89 gain on the sale of Knight-Ridder Financial (KRF) and a $.07 gain on the sale of our Netscape investment, net of adjustments in the carrying value of certain investments. The $1.67 includes a $.54 gain on the sale of the Journal of Commerce (JoC) on April 3, 1995. Excluding these gains from their respective periods, EPS for 1996 was $1.79, which was up $.66 from $1.13 earned in 1995. These results were a record for Knight-Ridder.

      Operating income in 1996 was $334.9 million, up $94.6 million, or 39.4%, from 1995. The results include Detroit, which was rebuilding throughout the year from a strike that began on July 13, 1995. (In February 1997, the six striking newspaper unions in Detroit made an unconditional offer to return to work.) They also include full-year results for Contra Costa Newspapers (CCN), which was purchased on Oct. 31, 1995. And, finally, they reflect a 52-week year for 1996 as opposed to a 53-week year for 1995, an anomaly of our fiscal-year reporting convention. On a pro forma basis for CCN (that is, full-year results for 1995, including the period in which the company did not own CCN), but excluding Detroit from both years and the 53rd week from 1995, operating income was up $62.6 million, or 22.2%, from 1995.

      Total company revenue of $2.8 billion was up 0.8% from 1995 despite the absence of KRF. On a pro forma basis for CCN, but excluding Detroit, KRF and JoC results and the 53rd week from 1995, total operating revenue was up 4.2%.

NEWSPAPERS. The Newspaper Division's operating income was $379.6 million, up $98.4 million, or 35.0%, from $281.1 million in 1995. The increase was due to a 7.2% increase in total advertising revenue from 1995 and improvement in operating profit in Philadelphia, Detroit and other large markets. For the year, on a pro forma basis for CCN, and including Detroit, the Newspaper Division operating profit margin was 16.0%, up from 12.5% in 1995. On a pro forma basis for CCN, but excluding Detroit and the 53rd week, operating income was up 20.8% from 1995.

      Newspaper advertising revenue increased by $120.5 million, or 7.2%, in 1996 on a full-run ROP linage increase of 10.0%. On a pro forma basis for CCN, but excluding Detroit and the 53rd week (comparable basis), total advertising revenue improved by 5.2% from 1995. The following table summarizes the percentage change in revenue and full-run ROP from 1995 as reported in our financial statements, as well as results on a pro forma basis for CCN, but excluding Detroit:

                                                       PRO FORMA
                                                CONTRA COSTA NEWSPAPERS
                                                 BUT EXCLUDING DETROIT
                                               -------------------------

                                    % CHANGE                  % CHANGE
ADVERTISING           % CHANGE    IN FULL-RUN   %CHANGE IN    FULL-RUN
CATEGORY             IN REVENUE    ROP LINAGE   IN REVENUE*  ROP LINAGE
------------------------------------------------------------------------
Retail ........           1.7          4.7        (0.3)        (4.6)
General........           8.9         21.5         7.5          5.0
Classified.....          13.2         14.3        10.9          4.3
 Total.........           7.2         10.0         5.2          0.1

*Excludes the 53rd week from 1995 results.

      Retail advertising revenue improved by $14.0 million, or 1.7%, from 1995 on a 4.7% increase in full-run ROP linage. On a comparable basis, retail advertising revenue decreased 0.3% from 1995, primarily as a result of department store consolidations in Philadelphia and Northern California. If you were to calculate the increase excluding these markets and Detroit, and compare the rest of the markets on a 52-week basis, retail would have been up 1.9%.

      General advertising revenue was up $16.3 million, or 8.9%, from the prior year, with an increase in full-run ROP linage of 21.5%. On a comparable basis, general advertising revenue was up 7.5%.

      Classified revenue improved by $90.2 million, or 13.2%, on a 14.3% increase in full-run ROP volume from 1995. Employment advertising revenue, up 22.8% for the year, was the strength of our classified revenue performance. On a comparable basis, classified advertising revenue was up 10.9%. Philadelphia and San Jose contributed over half of the classified revenue improvement.

      Circulation revenue improved by $6.5 million, or 1.3%, on an average daily circulation decrease of 217,957 copies, or 5.9%, and an average Sunday circulation decrease of 307,088 copies, or 6.0%. The circulation copy decline reflects the impact of the Detroit strike.

      Other newspaper revenue decreased $2.9 million, or 3.6%, during 1996, partly due to the decline of newsprint waste sales and one less week in the fiscal year.

BUSINESS INFORMATION SERVICES. Operating revenue was $400.6 million in 1996, down from $501.7 million in 1995, reflecting the absence of revenue as a result of the KRF and JoC sales. Excluding KRF and JoC, operating revenue would have been up 5.4% from 1995, mostly due to acquisitions.

      Operating income was $1.8 million, down from $12.0 million in 1995. The decline in division operating income was due to the ongoing investment to put KRII products on the World Wide Web.

EXPENSES. Labor and employee benefits costs were down $45.0 million, or 4.0%, with a 6.9% decrease in the work force. Excluding Detroit and KRF, the work force decreased by 4.1%. The decrease in labor and employee benefits costs was due primarily to the reduction in the work force, the fourth quarter 1995 charge for buyouts and separation costs and the impact of the 53rd week. These reductions were partly offset by an increase in the average wage per employee of 3.4% (excluding Detroit, CCN and KRF).

      Newsprint, ink and supplements costs increased by $25.4 million, or 5.7%, due to an 11.5% increase in the average cost per tonne of newsprint offset by a 4.0% decrease in newsprint consumption from the prior year.

      Depreciation and amortization increased $14.4 million, or 9.5%, due mostly to the acquisition of CCN.

      Other operating costs decreased 8.5% from 1995. On a pro forma basis for CCN but excluding Detroit and KRF, other operating costs were up 0.3% from the prior year.

NON-OPERATING ITEMS. Net interest expense increased $10.9 million, or 22.5%, from 1995, due primarily to higher debt levels. The average debt balance for the year increased $325.2 million from 1995, due largely to the $221.8 million repurchase of 6.2 million shares in 1996 and the $360 million acquisition of CCN in the fourth quarter of 1995.

      Equity in earnings of unconsolidated companies and joint ventures increased by $9.2 million during 1996 due to earnings improvements from our newsprint mill investments, which benefited from the rise in newsprint prices.

      The "Other, net" line of the non-operating section increased $86.9 million over 1995, mostly as a result of the 1996 $155.9 million pretax gain on the sale of KRF and the $12.5 million pretax gain on the sale of our investment in Netscape, net of the reduction in the carrying values of certain other investments.

INCOME TAXES. The effective income tax rate for 1996 was 42.6%, up from 41.8% in 1995. The increase was due to the sale of KRF, which was taxed in a high tax rate jurisdiction, as well as a change in the distribution of income to states with higher income tax rates.

RESULTS OF OPERATIONS: 1995 VS. 1994 Earnings per share, prior to the $.07 cumulative effect adjustment related to the mandated change in accounting for charitable contributions, was $1.67, up $.10, or 6.4%, from $1.57 per share in 1994. The gain on the sale of the JoC of $.54 per share was recognized in the second quarter of 1995.

      Operating income in 1995 was $240.3 million, down from $331.3 million in 1994 on a $102.9 million, or 3.9%, increase in revenue. Operating income as a percentage of revenue was 8.7%, compared with 12.5% in 1994. The decline in operating income from 1994 was due primarily to:

       - A $72.7 million decline from Detroit's prior year operating profit, as a result of the strike that began on July 13, 1995.

       - A nearly 40% increase in the cost of newsprint from 1994, which resulted in a $105.9 million expense increase.

       - Charges related to buyout and separation expenses of about $20 million, of which $17 million was charged in the fourth quarter of 1995.

      Excluding the Detroit operations and buyout and separation charges from both years, operating income would have been down 1.2% from 1994.

      NEWSPAPERS. The Newspaper Division's operating income was $281.1 million, down from $350.9 million in 1994 due to the impact of the Detroit strike, the increase in the cost of newsprint from 1994 and fourth quarter charges related to buyout and separation expenses. Excluding Detroit operations and buyout and separation charges, operating income would have been up 3.8% from 1994.

      Newspaper advertising revenue increased by $89.6 million, or 5.7%, in 1995 on a full-run ROP linage increase of 2.8%. 1995 results reflect: reduction in revenue due to the Detroit strike, two months of revenue recorded for Contra Costa Newspapers, Inc. (CCN), acquired on Oct. 31, 1995, and an additional week of revenue (53 weeks vs. 52 weeks) in 1995. Excluding the impact of these items from 1995 results, newspaper advertising revenue would have increased by 5.8%. The following table summarizes the percentage change in revenue and full-run ROP from 1994 as reported in our financial statements, as well as results excluding Detroit and CCN:

                                                   EXCLUDING DETROIT AND
                                                 CONTRA COSTA NEWSPAPERS
                                                ---------------------------
                                      % CHANGE                  % CHANGE
                         % CHANGE    IN FULL-RUN  % CHANGE     IN FULL-RUN
ADVERTISING CATEGORY    IN REVENUE   ROP LINAGE  IN REVENUE     ROP LINAGE
---------------------------------------------------------------------------
Retail........              1.9        (0.6)         3.8         (2.4)
General.......             (1.1)        2.9          0.6          1.3
Classified....             12.6         6.7         14.3          5.4
 Total........              5.7         2.8          7.5          1.3

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

      Circulation revenue improved by $10.7 million, or 2.2%, on an average daily circulation increase of 52,866 copies, or 1.5%, and an average Sunday circulation increase of 10,754 copies, or 0.2%. Circulation copies reflect the impact of the Detroit strike, offset by additional circulation from the recently acquired CCN.

      Other newspaper revenue increased $14.9 million, or 22.3%, during 1995, due primarily to increased revenue from newsprint waste sales, commercial printing and other lines of business developed to augment the revenue of our core newspaper business.

BUSINESS INFORMATION SERVICES. Operating revenue was $501.7 million in 1995, down from $514.0 million in 1994, as a result of the April 3 sale of the JoC. Excluding the impact of the JoC and acquisitions, operating revenue would have been up 5.3% from 1994.

      Operating income was $12.0 million, down from $23.1 million in 1994. The decline in division operating income was due to the absence of the JoC since March 1995 and buyout and separation charges recorded in 1995. Excluding the JoC, severance costs and acquisitions, operating income would have been down $2.4 million from 1994.

      EXPENSES. Labor and employee benefits costs were up $38.6 million, or 3.5%, with a 2.7% increase in the work force. The increase in the work force was due to the CCN acquisition. The increase in labor and employee benefits costs was due primarily to a fourth quarter charge for buyouts and separation costs, the impact of the 53rd week and the addition of CCN. This was partly offset by a decrease in labor costs as a result of the Detroit strike. The average wage per employee, excluding severance, Detroit and CCN, increased 3.0% from 1994.

      Newsprint, ink and supplements costs increased by $110.9 million, or 33.0%, due to a nearly 40% increase in the average cost of newsprint, offset by a 0.2% decrease in newsprint consumption from the prior year.

      Depreciation and amortization increased $2.3 million, or 1.5%, due mostly to the acquisition of CCN.

      Other operating costs increased 5.7% from 1994, due primarily to strike-related costs in Detroit and volume-related increases in BIS royalties and exchange fees.

      NON-OPERATING ITEMS. Net interest expense increased $10.5 million, or 27.6%, from 1994, due primarily to higher debt levels. The average debt balance for the year increased $146.0 million from 1994, due largely to the $319.4 million repurchase of 11.5 million shares in 1995 and the $360 million acquisition of CCN in the fourth quarter of 1995.

      Equity in earnings of unconsolidated companies and joint ventures increased by $13.2 million during 1995 due to earnings improvements from our newsprint mill investments, which benefited from the rise in newsprint prices.

      The "Other, net" line of the non-operating section increased $84.7 million over 1994, mostly as a result of the $92.7 million pretax gain on the sale of the JoC, which was partially offset by the reduction in the carrying values of certain investments.

      INCOME TAXES. The effective income tax rate for 1995 was 41.8%, up from 41.1% in 1994. The increase was due mostly to a change in the distribution of income to states with higher income tax rates.

      OTHER. In the first quarter of 1995, the company adopted Financial Accounting Standard (FAS) 116 Accounting for Contributions Received and Contributions Made. Under the new standard, unconditional promises, including multi-year promises, are recognized in the period in which the promise is made. The adoption of FAS 116 resulted in a $7.3 million charge (net of tax) to operations, or $.07 per share, and was recorded as a cumulative effect adjustment.

      Shareholders' equity reflects unrealized gains on investments, net of tax, of $42.9 million. This represents the unrealized gains on investments available for sale that are carried on the balance sheet at fair market value, with the unrealized gains (net of tax) reported as a separate component of shareholders' equity in accordance with FAS 115 - Accounting For Certain Investments in Debt and Equity Securities. Related amounts prior to 1995 were not material.

      RESULTS OF OPERATIONS: 1994 VS. 1993 Earnings per share were $1.57, up $.23, or 17.2%, from $1.34 per share in 1993.

      Operating income increased 16.3% on an 8.1% increase in revenue in 1994. Operating income as a percentage of revenue was 12.5%, compared with 11.6% in 1993.

      NEWSPAPERS. The Newspaper Division's operating income increased $52.1 million, or 17.4%, to $350.9 million. The increase resulted from a 6.1% revenue improvement that was partially offset by fourth quarter charges related to buyout and separation costs and nonrecurring charges for litigation and environmental matters.

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

      Circulation revenue increased $10.2 million, or 2.1%, despite a decline in the average number of copies. Morning circulation declined 41,600 copies, or 1.3%, and afternoon circulation declined 10,900 copies, or 2.4%. Sunday circulation declined 45,300 copies, or 0.9%.

      Other newspaper revenue increased $10.2 million, or 18.0%, during 1994, due primarily to increased revenue from lines of business developed to augment the revenue of our core newspaper business.

BUSINESS INFORMATION SERVICES. In 1994, BIS contributed 19.4% of consolidated revenue, compared with 17.9% in 1993. Excluding the impact of acquisitions, revenue would have been up almost 9%. Operating income was $23.1 million, down $295,000, or 1.3%, from 1993 on a 17.2% increase in revenue. The decline in divisional operating income resulted from a fourth quarter KRII separation charge.

EXPENSES. Labor and employee benefits costs were up $65.2 million, or 6.4%, with a 1.4% increase in the work force resulting from expansion and acquisitions in the BIS Division, which was partly offset by work force reductions in the Newspaper Division. Other factors in the increase were a 4.4% increase in the average labor and employee benefits cost and a fourth quarter charge for buyouts and separation charges.

      Newsprint, ink and supplements costs increased by $859,000, or 0.3%, due to a 1.7% increase in consumption and a slight decrease in average newsprint prices from 1993.

      Depreciation and amortization expense increased 5.3%, or $7.6 million, due to BIS expansion and acquisitions.

      Other operating costs increased 11.7% from 1993 due partly to increases in volume-related BIS royalty and exchange fee expenses and other cost increases related to BIS expansion and acquisitions. A fourth quarter charge for environmental and litigation matters accounted for part of the increase.

      Non-Operating Items. Net interest expense decreased $1.2 million, or 3.2%, from 1993, due primarily to lower debt levels.

      Income Taxes. The effective income tax rate for 1994 was 41.1%, up from 39.2% in 1993. The increase was mostly due to 1993 favorable adjustments of tax reserves resulting from the resolution of federal and state tax issues for prior years.

                                  A Look Ahead

      We are optimistic about continued profit growth for the company's newspapers, with expected advertising increases in the low-single digits. In February 1997, the six striking newspaper unions in Detroit made an unconditional offer to return to work. Before that announcement, we were anticipating that it would be profitable on a full-year basis in 1997 and we continue in that belief. We believe Newspaper Division margins will continue to improve, most notably in Detroit and Philadelphia.

      The average price of newsprint for 1997 is expected to be about 15% lower than in 1996, even with the impact of a possible price increase in the spring.

      For BIS, we anticipate only slight profitability, as a result of the ongoing reinvestments we are making in KRII to make more of its products available on the World Wide Web.

      The company expects to continue its share repurchase program in 1997. There are approximately 5.4 million shares remaining under the current authorization for 6 million shares.

      Certain statements contained herein and in other sections of this report are forward-looking statements. These are based on management's current knowledge of factors affecting Knight-Ridder's business. Actual results could differ materially from those currently anticipated. Investors are cautioned that such forward-looking statements involve risk and uncertainty, including, but not limited to, the effects of international, national and local economies on revenue, negotiations and relations with labor unions, unforeseen changes to newsprint prices, the effects of acquisitions and the evolution of the Internet.

               Recent Acquisitions/Investment History/Divestitures

      In January 1997, the company and Tele-Communications, Inc., closed on the previously announced sale of the company's interest in all but one of their jointly owned cable investments. The remaining systems, including Kentucky, account for a small portion of the original investment. That sale is expected to close later. The company expects to report an after-tax gain on the transaction of between $130 million and $150 million. The company expects the total sale to yield, net after-tax proceeds, between $270 million and $280 million.

      In July 1996, the company sold Knight-Ridder Financial (KRF) to Global Financial Information Corporation for $275 million. The after-tax gain on the sale of KRF was $86.3 million.

      In July 1996, Technimetrics, Inc., purchased Grabill-Bloom, Inc., a stock surveillance firm that helps companies track their shareholders on a real-time basis.

      Also during 1996, the company made strategic investments in PointCast, Inc., Zip2 Corp. and Frost & Sullivan.

      In October 1995, the company acquired 100% of the outstanding shares of Lesher Communications, Inc., (Lesher) for $360 million. Lesher, based in Walnut Creek, Calif., publishes four daily newspapers in contiguous Contra Costa and eastern Alameda County markets in the East Bay area of Northern California. Lesher was renamed Contra Costa Newspapers, Inc. (CCN), in November 1995.

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

      In March 1995, Knight-Ridder, Inc., Tribune Co., Cox Newspapers, Inc., and Advance Publications, Inc., purchased PRC Realty Systems, Inc., currently operating under the name of Interealty. Each of the four purchasing companies owns an equal interest in Interealty, which produces software systems for the real estate industry.

      Also during 1995, the company made strategic investments in Netscape Communications Corporation (that investment was sold during 1996), New Century Network, InfiNet, Destination Florida and CareerPath.

      In April 1995, the company sold the JoC to the Economist Group of London for $115 million. The after-tax gain on the sale of the JoC was $53.8 million.

      In January 1994, the company acquired Technimetrics, a leading publisher of investor information and business executive and global investment professional listings.

                            Capital Spending Program

      The company's capital spending program includes normal replacements, productivity improvements, capacity increases, building construction and expansion and printing press equipment. Over the past three years, expenditures have totaled $314.7 million for these items.

      A large portion of the 1996 expenditures is for the Miami press project that began in 1995. The $112.0 million press expansion is expected to be completed in 1998. Another large component of 1996 expenditures is the $27.2 million replacement of three existing presses at Akron with new equipment and refurbished Flexographic equipment. That project also is expected to be completed in 1998.

      Also included in capital expenditures is the Charlotte press project that began in 1994. The $35.0 million press expansion was completed during 1996, when the second of two new presses became operational. The $29.5 million renovation of the Philadelphia Broad Street facility began in 1995 and is expected to continue through 1998.

      Investment in our BIS Division during 1996 included mainframe computer equipment enhancements of $3.5 million at KRII.

                        Financial Position and Liquidity

      1996 VS. 1995 The principal change in the company's financial position during 1996 was the application of some KRF after-tax sale proceeds toward the repurchase of 6.2 million shares for $221.8 million and the reduction of debt by $193 million. The total-debt-to-total-capital ratio decreased to 42.1%, from 47.7% in 1995. Standard & Poor's and Moody's continue to rate the company's commercial paper A1+ and P1 and long-term bonds AA- and A1, respectively.

      Average outstanding commercial paper during the year was $495.0 million, with an average effective interest rate of 5.5%. During 1996, the company's revolving credit and term loan agreement, which backs up the commercial paper program, was decreased from $800 million to $650 million. At year-end 1996, commercial paper outstanding was $366.5 million and aggregate unused credit lines were $283.5 million.

      During 1996, net cash provided by operating activities increased $105.4 million to $273.1 million. The increase was attributed to higher earnings, reflecting the KRF gain and improvements in Detroit's and Philadelphia's operations, and other changes in working capital.

      Cash and short-term investments were $22.9 million at the end of 1996, a $3.1 million decrease from last year. The ratio of current assets to current liabilities was 1.0:1 at year end vs. 1.1:1 at the end of 1995.

      The company's operations have historically generated strong positive cash flow, which, along with the company's commercial paper program, revolving credit lines and ability to issue public debt, has provided adequate liquidity to meet the company's short-term and long-term cash requirements, including requirements for acquisitions.

      Various libel actions and environmental and other legal proceedings that have arisen in the ordinary course of business are pending against the company and its subsidiaries. In the opinion of management, the ultimate liability to the company and its subsidiaries as a result of these actions will not be material.

      1995 VS. 1994 The principal changes in the company's financial position during 1995 were an increase of $602.3 million of debt in connection with the $360 million CCN acquisition and the $319.4 million repurchase of
11.5 million shares of the company's common stock. In early 1995, the company sold the JoC for $115 million. The after-tax proceeds offset other debt increases. The total-debt-to-total-capital ratio increased to 47.7% in 1995, up from 25.2% in 1994.

      Average outstanding commercial paper during the year was $263.8 million, with an average effective interest rate of 5.9%. During 1995, the company's revolving credit and term loan agreement, which backs up the commercial paper program, was increased from $500 million to $800 million. At year-end 1995, commercial paper outstanding was $563.2 million and aggregate unused credit lines were $236.8 million.

      In December 1995, the company issued $100 million principal amount of 6.30% senior notes due Dec. 15, 2005.

      During 1995, net cash provided by operating activities decreased
$201.4 million to $167.7 million. After excluding the gain on the sale of JoC, the decrease was attributed to lower earnings as a result of the Detroit strike, newsprint price increases, severance costs and other changes in working capital.

      Cash and short-term investments were $26.0 million at the end of 1995, a $16.8 million increase from last year. The ratio of current assets to current liabilities was 1.1:1 at year end vs. 1.0:1 at the end of 1994.

      1994 VS. 1993 During 1994, net cash provided by operating activities increased $39.1 million, to $369.1 million. The increase was attributed to higher earnings and increased distributions from investees. The ratio of current assets to current liabilities was 1.0:1 at year end.

      Cash and short-term investments were $9.3 million at the end of 1994, a $13.8 million decrease from 1993.

      During 1994, the company repurchased 5.0 million of its shares for an aggregate price of $137.0 million.

      In January 1994, $40.0 million in 9.05% notes payable matured. Total debt at year-end 1994 was $39.6 million less than in 1993. As a result, the total-debt-to-total-capital ratio decreased from 26.6% in 1993 to 25.2% in 1994.

      Average outstanding commercial paper during the year was $101.0 million with an average effective interest rate of 4.0%. At year-end 1994, commercial paper outstanding was $54.9 million and aggregate unused credit lines were $445.1 million.

                            Effect of Changing Prices

      The Consumer Price Index, a widely used measure of the impact of changing prices, has increased only moderately in recent years, up between 2% and 6% each year since 1990. Historically, when inflation was at higher levels, the impact on the company's operations was not significant.

      The principal effect of inflation on the company's operating results is to increase reported costs. In both of its business segments, subject to normal competitive conditions, the company generally has demonstrated the ability to raise sales prices to offset these cost increases.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Quarterly Operations in Item 5 and Schedule II, Valuation and Qualifying Accounts


CONSOLIDATED BALANCE SHEET

                                                                              Dec. 29      Dec. 31      Dec. 25
(In thousands of dollars, except share data)                                   1996         1995         1994
                                                                            ----------   ----------   -----------
ASSETS

CURRENT ASSETS
  Cash, including short-term cash investments of $50
   in 1996, $50 in 1995 and $150 in 1994 ................................   $   22,880   $   26,012   $    9,253
  Accounts receivable, net of allowances of $12,685
   in 1996, $14,348 in 1995 and $13,728 in 1994 .........................      356,079      339,264      317,687
  Inventories ...........................................................       42,941       73,349       39,555
  Prepaid expense .......................................................       90,314       21,543       20,354
  Other current assets ..................................................       53,513       42,754       35,955
                                                                            ----------   ----------   ----------
        Total Current Assets ............................................      565,727      502,922      422,804
                                                                            ----------   ----------   ----------

INVESTMENTS AND OTHER ASSETS
  Equity in unconsolidated companies and joint ventures .................      330,267      321,658      293,205
  Other .................................................................      184,413      285,666      190,515
                                                                            ----------   ----------   ----------
        Total Investments and Other Assets ..............................      514,680      607,324      483,720
                                                                            ----------   ----------   ----------

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements .................................................       77,526       80,616       66,950
  Buildings and improvements ............................................      392,477      401,093      383,696
  Equipment .............................................................    1,079,593    1,223,838    1,209,360
  Construction and equipment installations in progress ..................      110,590       57,644       17,099
                                                                            ----------   ----------   ----------
                                                                             1,660,186    1,763,191    1,677,105
  Less accumulated depreciation .........................................      757,722      831,544      844,593
                                                                            ----------   ----------   ----------
        Net Property, Plant and Equipment ...............................      902,464      931,647      832,512
                                                                            ----------   ----------   ----------
EXCESS OF COST OVER NET ASSETS ACQUIRED
  Less accumulated amortization of $223,200 in 1996,
    $205,608 in 1995 and $182,402 in 1994 ...............................      917,439      963,817      708,153
                                                                            ----------   ----------   ----------
        Total ...........................................................   $2,900,310   $3,005,710   $2,447,189
                                                                            ==========   ==========   ==========


See "Notes to Consolidated Financial Statements."

                                                                                Dec. 29      Dec. 31     Dec. 25
(In thousands of dollars, except share data)                                     1996         1995         1994
                                                                              ----------   ----------   ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ........................................................   $  223,962   $  127,532   $  136,817
  Accrued expenses and other liabilities ..................................      103,730      105,317       98,993
  Accrued compensation and amounts withheld from employees ................       96,426      101,357       96,917
  Federal and state income taxes ..........................................                       195        1,368
  Deferred revenue ........................................................       70,452       72,134       66,953
  Dividends payable .......................................................                    17,978       19,593
  Short-term borrowings and current portion of long-term debt .............       50,000       13,129
                                                                              ----------   ----------   ----------
        Total Current Liabilities .........................................      544,570      437,642      420,641
                                                                              ----------   ----------   ----------

NONCURRENT LIABILITIES
  Long-term debt ..........................................................      771,335    1,000,721      411,504
  Deferred federal and state income taxes .................................      174,019      165,045      138,611
  Postretirement benefits other than pensions .............................      159,267      169,672      166,682
  Employment benefits and other noncurrent liabilities ....................      117,353      120,817       84,264
                                                                              ----------   ----------   ----------
        Total Noncurrent Liabilities ......................................    1,221,974    1,456,255      801,061
                                                                              ----------   ----------   ----------


MINORITY INTERESTS IN
  CONSOLIDATED SUBSIDIARIES ...............................................        2,258          843          833
                                                                              ----------   ----------   ----------

COMMITMENTS AND CONTINGENCIES (Note J)

SHAREHOLDERS' EQUITY
  Common stock, $.02 1/12 par value; shares authorized - 250,000,000; shares issued - 93,340,652 in 1996, 97,196,308 in 1995 and 105,785,440
     in 1994 ..............................................................        1,945        2,025        2,204
  Additional capital ......................................................      308,320      295,360      326,392
  Retained earnings .......................................................      819,572      770,643      896,058
  Unrealized gains on investments .........................................        1,671       42,942
                                                                              ----------   ----------   ----------
        Total Shareholders' Equity ........................................    1,131,508    1,110,970    1,224,654
                                                                              ----------   ----------   ----------
        Total .............................................................   $2,900,310   $3,005,710   $2,447,189
                                                                              ==========   ==========   ==========

CONSOLIDATED STATEMENT OF INCOME


                                                                                          Year Ended
                                                                           -----------------------------------------
                                                                             Dec. 29        Dec. 31        Dec. 25
(In thousands of dollars, except per share data)                              1996           1995           1994
                                                                           -----------    -----------     ----------
OPERATING REVENUE
  Newspapers
    Advertising
      Retail ...........................................................   $   821,768    $   807,758    $   792,476
      General ..........................................................       198,797        182,516        184,469
      Classified .......................................................       772,859        682,696        606,428
                                                                           -----------    -----------    -----------
        Total ..........................................................     1,793,424      1,672,970      1,583,373
    Circulation ........................................................       501,826        495,315        484,581
    Other ..............................................................        78,974         81,897         66,968
                                                                           -----------    -----------    -----------
        Total Newspapers ...............................................     2,374,224      2,250,182      2,134,922
  Business Information Services ........................................       400,619        501,652        514,039
                                                                           -----------    -----------    -----------
        Total Operating Revenue ........................................     2,774,843      2,751,834      2,648,961
                                                                           -----------    -----------    -----------

OPERATING COSTS
  Labor and employee benefits ..........................................     1,083,026      1,127,979      1,089,417
  Newsprint, ink and supplements .......................................       472,207        446,841        335,902
  Other operating costs ................................................       718,641        785,118        743,054
  Depreciation and amortization ........................................       166,051        151,612        149,327
                                                                           -----------    -----------    -----------
        Total Operating Costs ..........................................     2,439,925      2,511,550      2,317,700
                                                                           -----------    -----------    -----------
OPERATING INCOME .......................................................       334,918        240,284        331,261
                                                                           -----------    -----------    -----------

OTHER INCOME (EXPENSE)
  Interest expense .....................................................       (73,296)       (59,572)       (44,585)
  Interest expense capitalized .........................................         6,397          1,889            474
  Interest income ......................................................         7,459          9,142          6,070
  Equity in earnings of unconsolidated companies and joint ventures ....        29,868         20,661          7,412
  Minority interests in earnings of consolidated subsidiaries ..........        (9,419)        (8,348)        (9,650)
  Other, net (Note H) ..................................................       170,681         83,740           (912)
                                                                           -----------    -----------    -----------
        Total ..........................................................       131,690         47,512        (41,191)
                                                                           -----------    -----------    -----------
Income before income taxes .............................................       466,608        287,796        290,070
Income taxes ...........................................................       198,735        120,414        119,170
                                                                           -----------    -----------    -----------

INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE .......................................       267,873        167,382        170,900
Cumulative effect of change in accounting principle for contributions ..                       (7,320)
                                                                           -----------    -----------    -----------
        Net Income .....................................................   $   267,873    $   160,062    $   170,900
                                                                           ===========    ===========    ===========

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
  Income before cumulative effect of change in accounting principle ....   $      2.75    $      1.67    $      1.57
  Cumulative effect of change in accounting principle for contributions.                         (.07)
                                                                            ----------     ----------     ----------
        Net Income .....................................................   $      2.75    $      1.60    $      1.57
                                                                           ===========    ===========    ===========
AVERAGE COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING (IN OOOS) ................................................        97,420        100,196        108,551
                                                                           ===========    ===========    ===========

See "Notes to Consolidated Financial Statements."

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                         Year Ended
                                                                            -------------------------------------
                                                                             Dec. 29        Dec. 31      Dec. 25
(In thousands of dollars)                                                     1996           1995         1994
                                                                            ---------    -----------    ---------
CASH PROVIDED BY (REQUIRED FOR) OPERATING ACTIVITIES
 Net income .............................................................   $ 267,873    $   160,062    $ 170,900
  Noncash items deducted from (included in) income:
    Cumulative effect of change in accounting principle .................                      7,320
    Depreciation ........................................................     107,116        104,786      105,776
    Amortization of excess of cost over net assets acquired .............      30,388         23,708       21,857
    Amortization of other assets ........................................      28,547         23,118       21,694
    Provision for noncurrent deferred taxes .............................      38,860          4,504        2,632
    Earnings of investees in excess of distributions ....................     (21,293)       (16,250)      (7,538)
    Gains on sales of subsidiaries (Note H) .............................    (155,886)       (92,698)
    Other items, net ....................................................         777         45,964       44,697
  Change in certain assets and liabilities:
    Accounts receivable .................................................     (42,908)       (18,620)     (41,135)
    Inventories .........................................................      30,474        (32,292)       1,867
    Other current assets ................................................     (88,219)        (9,531)       2,104
    Accounts payable ....................................................      86,251        (19,235)      11,099
    Federal and state income taxes ......................................         972        (16,145)       1,358
    Other liabilities ...................................................      (9,826)         3,006       33,803
                                                                            ---------    -----------    ---------
        Net Cash Provided by Operating Activities .......................     273,126        167,697      369,114
                                                                            ---------    -----------    ---------

CASH PROVIDED BY (REQUIRED FOR) INVESTING ACTIVITIES
  Net proceeds from sale of Knight-Ridder Financial (Note H) ............     271,859
  Acquisition of Contra Costa Newspapers, Inc. (Note H) .................                   (335,755)
  Additions to property, plant and equipment ............................    (126,586)      (121,025)     (67,110)
  Other items, net (Note H) .............................................      19,532         47,403      (61,013)
                                                                            ---------    -----------    ---------
        Net Cash Provided by (Required for) Investing Activities ........     164,805       (409,377)    (128,123)
                                                                            ---------    -----------    ---------

CASH PROVIDED BY (REQUIRED FOR) FINANCING ACTIVITIES
  Proceeds from sale of commercial paper and senior notes payable .......     601,010      1,092,620      375,308
  Reduction of total debt ...............................................    (793,525)      (490,274)    (414,879)
                                                                            ---------    -----------    ---------
        Net Change in Total Debt ........................................    (192,515)       602,346      (39,571)
  Payment of cash dividends .............................................     (74,262)       (74,377)     (77,942)
  Sale of common stock to employees .....................................      72,202         75,437       25,897
  Purchase of treasury stock ............................................    (221,768)      (319,363)    (136,977)
  Other items, net ......................................................     (24,720)       (25,604)     (26,157)
                                                                            ---------    -----------    ---------
        Net Cash Provided by (Required for) Financing Activities ........    (441,063)       258,439     (254,750)
                                                                            ---------    -----------    ---------
          Net Increase (Decrease) in Cash ...............................      (3,132)        16,759      (13,759)
Cash and short-term cash investments at beginning of the year ...........      26,012          9,253       23,012
                                                                            ---------    -----------    ---------
Cash and short-term cash investments at end of the year .................   $  22,880    $    26,012    $   9,253
                                                                            =========    ===========    =========

Working capital at end of the year ......................................   $  21,157    $    65,280    $   2,163
                                                                            =========    ===========    =========


See "Notes to Consolidated Financial Statements."

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                            COMMON
                                                            SHARES       COMMON   ADDITIONAL   RETAINED     TREASURY
(In thousands of dollars, except share data)            OUTSTANDING(1)  STOCK(1)   CAPITAL    EARNINGS(1)    STOCK
                                                        --------------  --------  ----------  -----------   --------
BALANCES AT DEC. 26, 1993 ...........................    109,694,972    $2,285   $ 342,201    $ 898,683    $   -
  Issuance of common shares under
   stock option plans ...............................         59,200                 1,104
  Issuance of treasury shares under
   stock option plans ...............................        455,622                (3,562)                 (12,571)
  Issuance of treasury shares under
    stock purchase plan .............................        620,246                (2,767)                 (16,835)
  Purchase of treasury shares .......................     (5,044,600)                                       136,977
  Retirement of 3,968,732 treasury shares (1) .......                      (81)    (12,300)     (95,189)   (107,571)
  Tax benefits arising from employee stock plans ....                                1,716
  Net income ........................................                                           170,900
  Cash dividends declared on
   common stock - $.73 per share (1) ................                                           (78,336)
                                                         -----------    ------   ---------    ---------    --------

BALANCES AT DEC. 25, 1994 ...........................    105,785,440    $2,204   $ 326,392    $ 896,058    $   -
  Issuance of common shares under
   stock option plans ...............................        152,150         2       3,429
  Issuance of treasury shares under
   stock option plans ...............................      2,167,760                (9,712)                 (62,712)
  Issuance of treasury shares under
    stock purchase plan .............................        599,558                (2,407)                 (16,926)
  Purchase of treasury shares .......................    (11,508,600)                                       319,363
  Retirement of 8,741,282 treasury shares (1) .......                     (181)    (26,830)    (212,715)   (239,725)
  Tax benefits arising from employee stock plans ....                                4,488
  Unrealized gains on investments ...................                                            42,942
  Net income ........................................                                           160,062
  Cash dividends declared on
   common stock - $.74 per share (1) ................                                           (72,762)
                                                         -----------    ------   ---------    ---------    --------

BALANCES AT DEC. 31, 1995 ...........................     97,196,308    $2,025   $ 295,360    $ 813,585    $   -
  Issuance of common shares under
   stock option plans ...............................      1,040,938        22      26,589          (11)
  Issuance of common shares under
   stock purchase plan ..............................        126,808         3       3,724           (1)
  Issuance of treasury shares under
   stock option plans ...............................        868,752                (7,661)                 (30,783)
  Issuance of treasury shares under
    stock purchase plan .............................        326,946                (1,278)                 (11,645)
  Purchase of treasury shares .......................     (6,219,100)                                       221,768
  Retirement of 5,023,402 treasury shares ...........                     (105)    (16,586)    (162,649)   (179,340)
  Expenses related to capital transactions ..........                                 (203)
  Tax benefits arising from employee stock plans ....                                8,375
  Reductions in unrealized gains on investments .....                                           (41,271)
  Net income ........................................                                           267,873
  Cash dividends declared on
   common stock - $.58 1/2 per share (2) ............                                           (56,283)
                                                         -----------    ------   ---------    ---------    --------
BALANCES AT DEC. 29, 1996 ...........................     93,340,652    $1,945   $ 308,320    $ 821,243    $   -
                                                         ===========    ======   =========    =========    ========

(1) Number of shares and related amounts have been restated to reflect a two-for-one stock split in the form of a 100% stock dividend, effected July 31, 1996.

(2) The Board of Directors declared a $.20 per share dividend on Jan. 28, 1997. The quarterly dividend, usually paid in January, was paid on Feb. 24, 1997, to shareholders of record as of the close of business on Feb. 12, 1997.


See "Notes to Consolidated Financial Statements."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A description of the company's business and the nature and scope of its operations is set forth in Item 1 and 2. Reading this information is recommended for a more complete understanding of the financial statements.
      The company reports on a fiscal year, ending the last Sunday in the calendar year. Results for 1996 and 1994 are for the 52 weeks ended Dec. 29 and Dec. 25, respectively, and results for 1995 are for the 53 weeks ended Dec. 31.
      The BASIS OF CONSOLIDATION is to include in the consolidated financial statements all the accounts of Knight-Ridder, Inc., and its more-than-50%-owned subsidiaries. All significant intercompany transactions and account balances have been eliminated in consolidation.
      The company is a 50% partner in the DETROIT NEWSPAPER AGENCY (DNA), a joint operating agency between Detroit Free Press, Inc., a wholly owned subsidiary of Knight-Ridder, Inc., and The Detroit News, Inc., a wholly owned subsidiary of Gannett Co., Inc. In 1989, business operations of the Free Press and The Detroit News were transferred to the DNA. Knight-Ridder received 45% of any profit of the agency through the first three years, with Gannett receiving 55%. In the fourth year, Knight-Ridder received 47% of the DNA profit and beginning Dec. 27, 1993, received 49%. As of Dec. 26, 1994, profits are split equally through the end of the 100-year Joint Operating Agreement (JOA). The Consolidated Statement of Income includes, on a line-by-line basis, the company's pro rata share of the revenue and expense generated by the operation of the agency.
      INVESTMENTS in companies in which Knight-Ridder, Inc., has an equity interest of at least 20% but not more than 50% are accounted for under the equity method. Under this method, the company records its share of earnings as income and increases the investment by the equivalent amount. Dividends are recorded as a reduction in the investment.
      The investment caption "EQUITY IN UNCONSOLIDATED COMPANIES AND JOINT VENTURES" in the Consolidated Balance Sheet represents the company's equity in the net assets of DNA; the Seattle Times Company and subsidiaries; Newspapers First, a company responsible for the sales and services of general, retail and classified advertising accounts for a group of newspapers; Southeast Paper Manufacturing Co. and Ponderay Newsprint Company, two newsprint mill partnerships; TKR Cable Company and TKR Cable Partners, a cable television joint venture; InfiNet, a joint venture that allows newspapers to offer Internet access to subscribers; Destination Florida, a company that provides online travel information services; and Interealty (formerly known as PRC Realty Systems, Inc.,) a software system producer for the real estate industry. The company owns 49-1/2% of the voting common stock and 65% of the nonvoting common stock of the SEATTLE TIMES COMPANY, owns 48% of the voting stock of NEWSPAPERS FIRST, is a one-third partner in the SOUTHEAST PAPER MANUFACTURING CO., owns a 13-1/2% equity share of PONDERAY NEWSPRINT COMPANY, and owns 50% of the stock of TKR CABLE COMPANY and is a 50% partner in TKR CABLE PARTNERS. The company has a 15% interest in TCI/TKR Limited partnership through TKR Cable Partners. The company is a one-third partner in INFINET and a 50% partner in DESTINATION FLORIDA and owns a 25% interest in INTEREALTY.
      The investment in unconsolidated companies and joint ventures at Dec. 29, 1996, includes $300.3 million representing the company's share of undistributed earnings (excluding the DNA) accumulated since the investment dates. The company's share of the earnings of the unconsolidated companies (except for the DNA) of $29.9 million in 1996, $20.7 million in 1995 and $7.4 million in 1994 is included in the caption "EQUITY IN EARNINGS OF UNCONSOLIDATED COMPANIES AND JOINT VENTURES" in the Consolidated Statement of Income. Dividends and cash distributions received from the unconsolidated companies and joint ventures (excluding the DNA) were $18.6 million in 1996, $3.2 million in 1995 and $3.1 million in 1994 and were offset against the investment account.
      FORT WAYNE NEWSPAPERS, INC., INFOMART/DIALOG AND TRANSAX SYSTEMS (Transax Systems was sold in 1995) are the only consolidated subsidiaries and joint ventures that have a minority ownership interest. The minority shareholders' interest in the net income of these subsidiaries has been reflected as an expense in the Consolidated Statement of Income in the caption "MINORITY INTERESTS IN EARNINGS OF CONSOLIDATED SUBSIDIARIES." Also included in this caption is a contractual minority interest resulting from a JOA that runs through the year 2021 between The Miami Herald Publishing Co. and Cox Newspapers, Inc., covering the publication of The Herald and The Miami News, which ceased publication in 1988. The company's liability to the minority interest shareholders is included in the Consolidated Balance Sheet caption, "MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES."
      "CASH AND SHORT-TERM CASH INVESTMENTS" includes currency and checks on hand, demand deposits at commercial banks, overnight repurchase agreements of government securities and investment-grade commercial paper with maturities of 90 days or less. Cash and short-term investments are recorded at cost. Due to the short-term nature of marketable securities, cost approximates market value.
        The majority of the company's "ACCOUNTS RECEIVABLE" as of Dec. 29, 1996, Dec. 31, 1995, and Dec. 25, 1994, are from advertisers, newspaper subscribers and information users. Credit is extended based on the evaluation of the customer's financial condition, and generally collateral is not required. Credit losses are provided for in the financial statements and consistently have been within management's expectations.
      "INVENTORIES" are priced at the lower of cost (first-in, first-out FIFO method), or market. Most of the inventory is newsprint, ink and other supplies used in printing newspapers.

      "OTHER ASSETS" includes investments in companies in which Knight-Ridder owns a less than 20% interest. These investments are reviewed for appropriate classification at the time of purchase and re-evaluated as of each balance sheet date. Investments available for sale are carried on the balance sheet at fair market value, with the unrealized gains/losses (net of tax) reported as a separate component of shareholders' equity, which resulted in unrealized gains (net of tax) of $1.7 million at Dec. 29, 1996, $42.9 million at Dec. 31, 1995, and zero at Dec. 25, 1994. Upon the sale of an investment, the gain/loss is calculated based on the original cost, less the proceeds from the sale. Investments are classified as held-to-maturity when the company has the positive intent and ability to hold the investment to maturity.
      "PROPERTY, PLANT AND EQUIPMENT" is recorded at cost, and the provision for depreciation for financial statement purposes is computed principally by the straight-line method over the estimated useful lives of the assets.
      "EXCESS OF COST OVER NET ASSETS ACQUIRED" arises from the purchase of at least a 50% interest in a company for a price higher than the fair market value of the net tangible assets. Intangible assets of this type arising from acquisitions accounted for as purchases and occurring subsequent to Oct. 31, 1970, totaled approximately $1.1 billion at Dec. 29, 1996. They are generally being amortized over a 40-year period on a straight-line basis, unless management has concluded a shorter term is more appropriate. If, in the opinion of management, an impairment in value occurs, based on the undiscounted cash flow method, any necessary additional write-downs will be charged to expense.
      "DEFERRED REVENUE" arises as a normal part of business from advance subscription payments for newspapers and business information services. Revenue is recognized in the period in which it is earned.
      "SHORT-TERM BORROWINGS" represent the carrying amounts of commercial paper and other short-term borrowings that approximate fair value. "LONG-TERM DEBT" represents the carrying amounts of debentures and notes payable. Fair values, disclosed in Note C, are estimated using discounted cash flow analyses based on the company's current incremental borrowing rates for similar types of borrowing arrangements.
      In 1994, the company adopted FAS 112 - EMPLOYERS ACCOUNTING FOR POST EMPLOYMENT BENEFITS. The adoption of FAS 112 did not materially impact the financial statements. In the first quarter of 1995, the company adopted FAS 116-ACCOUNTING FOR CONTRIBUTIONS RECEIVED AND CONTRIBUTIONS MADE. Under FAS 116, unconditional promises, including multi-year promises, are recognized in the period the promise is made. The adoption of FAS 116 resulted in a $7.3 million charge (net of tax) to operations, or $.07 per share, and was recorded as a cumulative effect adjustment. In 1996, the company adopted FAS 121-ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS. FAS 121 requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The adoption of FAS 121 did not materially impact the financial statements. Also in 1996, the company implemented FAS 123
- ACCOUNTING FOR STOCK-BASED COMPENSATION. Under this statement, the company accounts for stock-based compensation plans under the provisions of APB 25 - Accounting for Stock Issued to Employees, and discloses the general and pro forma financial information required by FAS 123 (Note E).
      "EARNINGS PER SHARE" is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Quarterly earnings per share may not add to the total for the year, since each quarter and the year are calculated separately based on average outstanding shares during the period.
      USE OF ESTIMATES - the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
      Certain amounts in 1995 and 1994 have been reclassified to conform to the 1996 presentation.

NOTE B - INCOME TAXES
     The company's income tax expense is determined under the liability method, which requires adjusting previously deferred taxes for changes in tax rates.
      Substantially all of the company's earnings are subject to domestic taxation. No material foreign income taxes have been imposed on reported earnings.

Federal, state and local income taxes consist of the following (in thousands):

                                                            1996                 1995                1994
                                                    -------------------  -------------------    -----------------
                                                     Current   Deferred   Current   Deferred    Current  Deferred
                                                    --------   --------  --------   --------    --------  -------
Federal income taxes ............................   $127,610   $28,075   $100,568   $(10,128)   $ 97,824   $2,501
State and local income taxes ....................     29,883    13,167     26,733      3,241      18,791       54
                                                    --------   -------   --------   ---------   --------   ------
  Total .........................................   $157,493   $41,242   $127,301   $ (6,887)   $116,615   $2,555
                                                    ========   =======   ========   ========    ========   ======

      Cash payments of income taxes for the years 1996, 1995 and 1994 were $147.2 million, $130.1 million and $104.5 million, respectively. Payments in 1996 and 1995 include the tax impact resulting from gains on the sale of Knight-Ridder Financial and the Journal of Commerce, respectively.

                           EFFECTIVE INCOME TAX RATES

     The differences between income tax expense shown in the financial statements and the amounts determined by applying the federal statutory rate of 35% in each year are as follows (in thousands):


                                                                             1996         1995        1994
                                                                           --------     --------    ---------
Federal statutory income tax ...........................................   $ 163,312    $ 100,729    $ 101,525
State and local income taxes, net of federal benefit ...................      27,540       19,483       12,249
Statutory rate applied to nondeductible amortization
  of the excess of cost over net assets acquired .......................       5,706        6,122        7,650
Change in deferred state tax asset valuation allowance .................                   (2,628)
Other items, net .......................................................       2,177       (3,292)      (2,254)
                                                                           ---------    ---------    ---------
    Total ..............................................................   $ 198,735    $ 120,414    $ 119,170
                                                                           =========    =========    =========


The deferred tax asset and liability at the fiscal year end is comprised of the following components (in thousands):


                                                                              1996         1995         1994
                                                                           ----------   ---------    ---------
Deferred Tax Assets
Postretirement benefits other than pensions (including amounts
  relating to partnerships in which the company participates) ..........   $  95,764    $  85,789    $  84,833
Compensation and benefit accruals ......................................      (6,802)      21,768       17,130
Accrued interest .......................................................      10,576        8,073        5,135
Other nondeductible accruals ...........................................      43,594       30,068       28,127
                                                                           ---------    ---------    ---------
  Gross deferred tax assets ............................................   $ 143,132    $ 145,698    $ 135,225
                                                                           =========    =========    =========


Deferred Tax Liability
Depreciation and amortization ..........................................   $ 196,116    $ 154,242    $ 189,843
Equity in partnerships and investees ...................................      73,499       52,708       46,715
Unrealized appreciation in equity securities ...........................       1,210       33,478
Research and experimental expenditures .................................      10,964       12,232        9,379
Other ..................................................................      11,066       31,924        5,412
                                                                           ---------    ---------    ---------
  Gross deferred tax liability .........................................   $ 292,855    $ 284,584    $ 251,349
                                                                           =========    =========    =========
  Net deferred tax liability ...........................................   $ 149,723    $ 138,886    $ 116,124
                                                                           =========    =========    =========


The components of deferred taxes included in the Consolidated
Balance Sheet are as follows (in thousands):



                                                                              1996         1995         1994
                                                                           ---------    ---------    ---------
Current asset ..........................................................   $  24,296    $  26,159    $  22,487
Noncurrent liability ...................................................     174,019      165,045      138,611
                                                                           ---------    ---------    ---------
Net deferred tax liability .............................................   $ 149,723    $ 138,886    $ 116,124
                                                                           =========    =========    =========

NOTE C - DEBT

        Debt consisted of the following (in thousands):

                                                                                 Dec. 29      Dec. 31      Dec. 25
                                                                                  1996         1995         1994
                                                                                 -------      -------      -------
Commercial paper due at various dates through March 21, 1997, at an effective interest rate of 5.5% as of Dec. 29, 1996.
  Amounts are net of unamortized discounts of $1,683 in 1996,
  $5,502 in 1995 and $136 in 1994 (a) .......................................   $  364,817   $  557,698   $ 54,764
Debentures due on April 15, 2009, bearing interest at 9.875%, net of unamortized discount of $2,032 in 1996; $2,211 in 1995
  and $2,363 in 1994 ........................................................      197,968      197,789    197,637
Notes payable, bearing interest at 8.5%, subject to mandatory pro rata amortization of 25% annually commencing Sept. 1, 1998, through maturity on Sept. 1, 2001, net of unamortized discount of $555 in 1996,
  $726 in 1995 and $897 in 1994 .............................................      159,445      159,274    159,103
Senior notes payable on Dec. 15, 2005, bearing interest at 6.3%,
  net of unamortized discount of $895 in 1996 and $911 in 1995 ..............       99,105       99,089
                                                                                ----------   ----------   --------
                                                                                   821,335    1,013,850    411,504
Less amounts payable in one year (b) ........................................       50,000       13,129
                                                                                ----------   ----------   --------
      Total long-term debt ..................................................   $  771,335   $1,000,721   $411,504
                                                                                ==========   ==========   ========


      (a) Commercial paper is supported by $650 million of revolving credit and term loan agreements, $400 million of which mature on Oct. 25, 2001, and $250 million of which mature on Oct. 24, 1997.

      (b) The $400 million revolving credit and term loan agreements maturing on Oct. 25, 2001, are long-term in that no principal payments are required during the next 12 months. However, due to the company's intent to reduce its outstanding commercial paper, $50 million has been classified as current.

      Interest payments during 1996, 1995 and 1994 were $70.9 million, $45.4 million and $40.2 million, respectively.

      The following table presents the approximate annual maturities of debt for the five years after 1996 (in thousands):

1997....................................         $  50,000
1998....................................            39,861
1999....................................            39,861
2000....................................            39,861
2001....................................           354,679
2002 and thereafter.....................           297,073
                                                 ---------
       Total                                     $ 821,335
                                                 =========

       The carrying amounts and fair values of debt as of Dec. 29, 1996, are as follows (in thousands):


                                    Carrying     Fair
                                     Amount      Value
                                    --------   --------
Commercial paper.................   $364,817   $364,817
9.875% Debentures................    197,968    235,526
8.5% Notes payable...............    159,445    173,408
6.3% Senior notes payable........     99,105     97,728
                                    --------   --------
       Total.....................   $821,335   $871,479
                                    ========   ========

NOTE D - UNCONSOLIDATED COMPANIES AND JOINT VENTURES

      Summary financial information for the company's unconsolidated companies and joint ventures that are accounted for under the equity method is as follows (in thousands):


                                                                           1996          1995         1994
                                                                         ----------   ----------   -----------
Current assets .......................................................   $  258,037   $  274,815   $   228,864
Property, plant and equipment and other assets .......................    4,076,604    3,671,364     3,498,335
Current liabilities ..................................................      287,782      323,199       290,418
Long-term debt and other noncurrent liabilities ......................    2,893,716    2,572,060     2,479,374
Net sales ............................................................    1,417,668    1,248,694     1,021,198
Gross profit .........................................................      449,383      376,545       313,221
Net income (loss) ....................................................       55,104        6,517       (48,142)
Company's share of:
  Net assets .........................................................      330,267      321,658       293,205
  Net income .........................................................   $   29,868   $   20,661   $     7,412


      In 1989, the Detroit Free Press and The Detroit News began operating under a joint operating agreement as the Detroit Newspaper Agency (DNA). Balance sheet amounts for the DNA at Dec. 29, 1996, Dec. 31, 1995, and Dec. 25, 1994, are included above and the net assets contributed to the DNA are included in "Equity in unconsolidated companies and joint ventures" in the Consolidated Balance Sheet.

NOTE E - CAPITAL STOCK

      In 1991, shareholders authorized 20 million shares of preferred stock for future issuance.

      On June 21, 1996, the Board of Directors declared a two-for-one stock split in the form of a 100% common stock dividend that was payable on July 31, 1996, to shareholders of record on July 10, 1996. The financial statements have been restated to give retroactive recognition to the stock split in prior periods by reclassifying from retained earnings to common stock, the par value of the additional shares arising from the split. In addition, all references in the financial statements to number of shares and per share amounts have been restated.

      Concurrent with the stock split, the company executed a rights agreement to replace a similar agreement that expired on July 10, 1996. The agreement grants each holder of a common share a right, under certain conditions, to purchase from the company a unit consisting of one one-hundredth of a share of preferred stock, at a price of $150, subject to adjustment. The rights provide that in the event the company is a surviving corporation in a merger, each holder of a right will be entitled to receive, upon exercise, common shares having a value equal to two times the exercise price of the right. In the event the company engages in a merger or other business combination transaction in which the company is not the surviving corporation, the rights agreement provides that proper provision shall be made so that each holder of a right will be entitled to receive, upon the exercise thereof at the then-current exercise price of the right, common stock of the acquiring company having a value equal to two times the exercise price of the right. No rights certificates will be distributed until 10 days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the company's outstanding common stock, or 10 business days following the commencement of a tender offer or exchange offer for 20% or more of the company's outstanding stock. Until such time, the rights are evidenced by the common share certificates of the company. The rights are not exercisable until distributed and will expire on July 10, 2006, unless earlier redeemed or exchanged by the company. The company has the option to redeem the rights in whole, but not in part, at a price of $.01 per right subject to adjustment. The company's Board of Directors has reserved for issuance upon exercise of the rights 1,500,000 preferred shares.

      The Employees Stock Purchase Plan provides for the sale of common stock to employees of the company and its subsidiaries at a price equal to 85% of the market value at the end of each purchase period. Participants under the plan received 453,754 shares in 1996, 599,558 shares in 1995 and 620,246 shares in 1994. The purchase price of shares issued in 1996 under this plan ranged between $28.59 and $35.49, and the market value on the purchase dates of such shares ranged from $33.63 to $41.75.

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

Transactions under the Employee Stock Option Plans are summarized as follows:



                                                                                        Weighted
                                                                                        Average
                                                                                        Exercise
                                                                           Number of     Price
                                                                             Shares    Per Share
                                                                           ----------  ---------
Outstanding
  Dec. 26, 1993 .......................................................    7,732,846    $   25.47
    Exercised .........................................................     (514,822)       19.55
    Expired ...........................................................
    Forfeited .........................................................      (12,200)       27.79
    Granted ...........................................................    1,440,900        24.62

Outstanding
  Dec. 25, 1994 .......................................................    8,646,724        25.68
    Exercised .........................................................   (2,319,910)       24.21
    Expired ...........................................................
    Forfeited .........................................................      (24,800)       26.24
    Granted ...........................................................    1,345,300        32.16

Outstanding
  Dec. 31, 1995 .......................................................    7,647,314        27.26
    Exercised .........................................................   (1,909,690)       25.95
    Expired ...........................................................       (8,650)       29.54
    Forfeited .........................................................     (148,579)       28.70
    Granted ...........................................................    1,324,450        39.25

Outstanding
  Dec. 29, 1996 .......................................................    6,904,845        29.89


      At Dec. 29, 1996, shares of the company's authorized but unissued common stock were reserved for issuance as follows:


                                                Shares
                                               ---------
Employee stock option plans ................   3,223,215
Employees stock purchase plan ..............   1,808,620
                                               ---------
Total ......................................   5,031,835
                                               =========

      As required by FAS 123, pro forma information regarding net income and earnings per share has been determined as if the company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free rates of 6.1% and 5.5%; dividend yields of 2.0% and 2.5%; volatility factors of the expected market price of the company's common stock of 0.16 and 0.17; and a weighted-average expected life of the option of 6.5 years for both. The weighted-average fair value of the stock options for the years 1996 and 1995 were $9.65 and $6.94, respectively.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the company's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. In addition, the 15% discount in market value under the employees stock purchase plan is treated as compensation expense for pro forma purposes. The company's 1996 and 1995 pro forma information follows (in thousands, except for earnings per share information):

                                    1996          1995
                                  --------      -------
Net earnings                      $264,506      $158,472
Earnings per common
   and common equivalent share      2.72          1.58

      The 1996 pro forma effect on net income is not necessarily representative of the effect in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

      The exercise price of options outstanding at Dec. 29, 1996, ranged between $20.13 and $39.31. The weighted-average remaining contractual life of those options for 1996 and 1995, is 7.3 and 7.1 years, respectively. 4,305,845 and 5,323,930 options were exercisable at the end of 1996 and 1995, respectively.

NOTE F - RETIREMENT PLANS

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

      A summary of the components of net periodic pension cost for the defined benefit plans (both company-administered non-negotiated and single-employer negotiated plans) is presented here, along with the total amounts charged to pension expense for multi-employer union defined benefit plans, defined contribution plans and other agreements (in thousands):

                          1996        1995        1994
                        ---------  ----------   --------
Defined benefit plans:
   Service cost........ $  27,916  $  19,570    $23,699
   Interest cost.......    56,698     51,725     48,559
   Actual return on
     plan assets.......  (106,651)  (137,554)    20,553
   Net amortization
     and deferral......    43,681     84,042    (78,037)
                        ---------  ---------    -------

     Net...............    21,644     17,783     14,774
Multi-employer
   union plans.........    11,849     13,006     13,640
Defined contribution
   plans...............    10,838     11,030     10,415
Other..................     1,416      1,808      2,129
                        ---------  ---------    -------
  Net periodic
     pension cost...... $  45,747  $  43,627    $40,958
                        =========  =========    =======

Assumptions used each year in accounting for defined benefit plans were:

                                1996      1995     1994
                               ------    ------   ------
Discount rate as of
   year end..................   7.5%      7.25%   8.5%
Expected long-term rate
   of return on assets
   assumed in determining
   pension expense...........    8.5       8.5   8.0-8.5
Rate of increase in
   compensation levels
   as of year end............    4.5       4.5   3.5-4.5

     The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheet for the defined benefit plans (in thousands):

                                                Dec. 29, 1996            Dec. 31, 1995              Dec. 25, 1994
                                           -----------------------   ----------------------     ----------------------
                                           Plans Whose Plans Whose   Plans Whose  Plans Whose    Plans Whose  Plans Whose
                                             Assets    Accumulated     Assets     Accumulated      Assets     Accumulated
                                             Exceed     Benefits       Exceed      Benefits        Exceed      Benefits
                                           Accumulated   Exceed      Accumulated    Exceed       Accumulated    Exceed
                                            Benefits     Assets       Benefits      Assets        Benefits      Assets
                                           (16 plans)   (9 plans)    (17 plans)   (11 plans)     (19 plans)   (8 plans)
                                           ----------- -----------   ----------   -----------    -----------  ----------
Actuarial present value of benefit
obligations:
  Vested benefit obligations .............   $601,284     $  74,766    $  564,319    $  83,275    $ 459,237    $ 49,613
                                             ========     =========    ==========    =========    =========    ========
  Accumulated benefit obligations ........   $612,444     $  77,021    $  574,642    $  85,581    $ 468,205    $ 51,217
                                             ========     =========    ==========    =========    =========    ========
Projected benefit obligation .............   $709,412     $  87,467    $  672,691    $ 100,273    $ 539,832    $ 58,989
Plan assets at fair value ................    810,102        49,809       717,475       55,019      612,776      32,380
                                             --------     ---------    ----------    ---------    ---------    --------
Projected benefit obligation
  less than (in excess of) plan assets ...    100,690       (37,658)       44,784      (45,254)      72,944     (26,609)
Unrecognized net (gain) loss .............    (96,564)       11,704       (15,441)      15,032      (37,278)      1,220
Prior service cost not yet recognized
  in net periodic pension cost ...........     33,135        11,283        24,865       12,522       28,408      13,685
Unrecognized net (asset) obligation
  at the date FAS 87 was adopted,
  net of amortization ....................    (18,592)        1,738       (23,689)       2,190      (29,122)      2,523
Adjustment required to recognize
  minimum liability ......................                  (14,279)                   (18,071)                 (10,199)
                                             --------     ---------      --------    ---------    ---------    --------
Net pension asset (liability) recognized
  in the Consolidated Balance Sheet ......   $ 18,669     $ (27,212)     $ 30,519    $ (33,581)   $  34,952    $(19,380)
                                             ========     =========      ========     ========    =========    ========


      Of the nine plans whose accumulated benefits exceed assets, four are qualified pension plans. These qualified plans have vested benefits of $50.5 million and assets of $49.8 million.

      Net pension assets are included in "Other" noncurrent assets and net pension liabilities are included in "Employment benefits and other noncurrent liabilities." Substantially all of the assets of the company-administered plans are invested in listed stocks and bonds.




NOTE G - SEGMENT INFORMATION

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

      Operating income is operating revenue less operating expenses, including depreciation expense and amortization of intangibles. General corporate expenses are not allocated to the Newspaper or Business Information Services divisions. Equity in earnings of unconsolidated companies and joint ventures, minority interests in earnings of consolidated subsidiaries, interest income, net interest expense, other nonoperating income and expense items, as well as income taxes and the cumulative effect of change in accounting principle, have not been included in the amounts reflected as operating income by segment.

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

NOTE H - ACQUISITIONS AND DISPOSITIONS

                                  ACQUISITIONS

      On Oct. 31, 1995, the company acquired 100% of the outstanding shares of Lesher Communications, Inc., ("Lesher") for $360 million. The difference between the purchase price of $360 million and the cash distribution of $335.8 million was due to certain assumed liabilities. Lesher, a privately held newspaper company based in Walnut Creek, Calif., publishes four daily newspapers in contiguous Contra Costa and eastern Alameda County markets in the East Bay area of Northern California. Lesher was renamed Contra Costa Newspapers, Inc., (CCN) in November 1995.

      The fair value of assets acquired, not including goodwill, was $99.0 million and assumed liabilities totaled $107.7 million. Included in the assumed liabilities was $68.1 million of liabilities paid at closing. Goodwill and other intangibles of $276.4 million are being amortized over periods ranging from 15 to 40 years on the straight-line basis.

      The pro forma results listed below are unaudited and reflect purchase price accounting adjustments assuming the acquisition occurred at the beginning of each year presented (in thousands, except per share data).

                                     1995         1994
                                  ----------   ----------
Net sales .....................   $2,854,923   $2,744,623
Operating earnings ............      243,754      336,470
Earnings before
  income taxes ................      267,678      275,007
Net earnings ..................      161,700      161,765
Earnings per common and
  common equivalent share .....         1.61         1.49

      During October 1995, the company acquired 100% interest in The CARL Corporation, a leading provider of library automation services. The company also acquired a 100% interest in The UnCover Company, a joint partnership of The
CARL Corporation and Blackwell Limited.

      All acquisitions were accounted for as purchases and, accordingly, the accompanying financial statements include the results of their operations from the acquisition dates. The acquisition cost of CCN in 1995 is included in the caption "Acquisition of Contra Costa Newspapers, Inc.," while the costs of the CARL and UnCover acquisitions in 1995 are included in the caption "Other items, net" in the "Cash Provided by (Required for) Investing Activities" section of the Consolidated Statement of Cash Flows.

                                  DISPOSITIONS

      On July 26, 1996, the company sold Knight-Ridder Financial (KRF) to Global Financial Information Corporation for $275 million. The pretax and after-tax gains from the sale of KRF were $155.9 million and $86.3 million, respectively.

      In November 1996, the company sold its investment in Netscape Communications Corporation, resulting in an after-tax gain of $7.3 million, net of adjustments in the carrying value of certain other investments.

      In January 1997, the company and Tele-Communications, Inc., closed on the previously announced sale of the company's interest in all but one of their jointly owned cable investments. The remaining systems, including Kentucky, account for a small portion of the original investment. That sale is expected to close later. The company expects to report an after-tax gain on the transaction of between $130 million and $150 million. The company expects the total sale to yield net after-tax proceeds of between $270 million and $280 million.

      On April 3, 1995, the company sold the Journal of Commerce (JoC) to the Economist Group of London for $115 million. The after-tax gain from the sale of the JoC was $53.8 million.

NOTE I - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

The company valued the accumulated postretirement benefit obligation using the following assumptions:

                                                                         1996     1995    1994
                                                                         ----     ----    ----
Discount rate at the end of the year ...............................     7.5%     7.25%   8.5%
Annual rate of increase in salaries ................................     4.5      4.5     4.5
Medical trend rate:
  Projected ........................................................     9.0     10.0    11.0
  Reducing to this percentage in 2001 and thereafter ...............     5.5      5.5     5.5

      The following tables present the funded status of the company's benefit plans (excluding liabilities of the DNA that are reported in the Consolidated Balance Sheet under the investment caption "Equity in unconsolidated companies and joint ventures") and the components of 1996, 1995 and 1994 periodic expense (in thousands):


                                                       1996                     1995                   1994
                                              -----------------------   --------------------     -------------------
                                                             Life                    Life                    Life
                                                           Insurance               Insurance               Insurance
                                               Medical     and Other    Medical    and Other     Medical   and Other
                                                 Plans       Plans        Plans      Plans        Plans      Plans
                                              ----------   ----------   --------   ----------   ---------  ----------
Accumulated postretirement benefit obligation:
  Retirees....................................  $ 58,225    $13,519     $ 69,180   $13,313      $ 64,244   $11,194
  Fully eligible active plan participants.....    12,476      5,202       16,935     5,500        11,673     4,467
  Other active plan participants..............    17,802     14,695       21,820    16,423        13,554    15,454
                                                --------    -------     --------   -------      --------   -------
Accumulated benefit obligation
  in excess of plan assets....................    88,503     33,416      107,935    35,236        89,471    31,115
Unrecognized net reduction (increase)
  in prior service costs......................    27,693       (158)      31,723      (180)       35,752      (222)
Unrecognized net gain (loss)..................     1,496      8,317      (10,623)    5,581         1,628     8,938
                                                --------    -------     --------   -------      --------   -------
Accrued liability recognized in the
  balance sheet...............................  $117,692    $41,575     $129,035   $40,637      $126,851   $39,831
                                                ========    =======     ========   =======      ========   =======

Net periodic postretirement benefit cost
  includes the following components:
    Service cost..............................         $ 3,804                $ 4,477                 $ 3,081
    Interest cost.............................          11,334                 11,909                  11,203
    Amortization..............................          (4,793)                (5,303)                 (4,810)
                                                       -------                -------                 -------
    Net periodic postretirement benefit cost..         $10,345                $11,083                 $ 9,474
                                                       =======                =======                 =======
Impact of 1% increase in medical trend rate:
    Aggregate impact on 1996 service cost
      and interest cost.......................         $ 1,058
                                                       =======
    Increase in Dec. 29, 1996, accumulated
      postretirement benefit obligation.......         $ 6,160
                                                       =======


     A pretax gain resulting from curtailments, settlements and special termination benefits under these plans was $8.6 million in 1996, which related primarily to restructuring of plans.


NOTE J - COMMITMENTS AND CONTINGENCIES

     At Dec. 29, 1996, the company had lease commitments currently estimated to aggregate approximately $73.8 million that expire from 1997 through 2051 as follows (in thousands):


1997...........................................  $18,888
1998...........................................   13,937
1999...........................................   11,374
2000...........................................    8,785
2001...........................................    6,356
2002 and thereafter............................   14,447
                                                 -------
Total..........................................  $73,787
                                                 =======

     Payments under the lease contracts were $25.1 million in 1996, $27.8 million in 1995, and $27.0 million in 1994. In connection with the company's insurance program, letters of credit are required to support certain projected worker compensation obligations. At Dec. 29, 1996, the company had approximately $40.3 million of undrawn letters of credit outstanding.

      In 1990, a verdict was rendered against the company's subsidiary, Philadelphia Newspapers, Inc. (PNI), publisher of The Philadelphia Inquirer and Philadelphia Daily News, in a libel action entitled Sprague v. Philadelphia Newspapers, Inc., for $2.5 million in compensatory damages and $31.5 million in punitive damages. On April 1, 1996, the libel action was settled. The settlement had no material impact on earnings.

      Various libel actions and environmental and other legal proceedings that have arisen in the ordinary course of business are pending against the company and its subsidiaries. In the opinion of management, the ultimate liability to the company and its subsidiaries as a result of these legal proceedings will not be material to the financial position or results of operations.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

SHAREHOLDERS
KNIGHT-RIDDER, INC.

      We have audited the accompanying consolidated balance sheet of Knight-Ridder, Inc., and subsidiaries as of Dec. 29, 1996, Dec. 31, 1995, and Dec. 25, 1994, and the related consolidated statements of income, cash flows and shareholders' equity for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knight-Ridder, Inc., and subsidiaries at Dec. 29, 1996, Dec. 31, 1995, and Dec. 25, 1994, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note A to the financial statements, in 1995 the company changed its method of accounting for contributions.



                                                           /s/ Ernst & Young LLP
                                                           ---------------------
Miami, Florida
Jan. 29, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not Applicable

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

1996 Proxy Statement page 2, "Election of Directors"; page 3, "Nominees for Election as Directors for Terms Ending 2000; pages 4 and 5 "Continuing Directors"; pages 7 and 8, "Compensation Committee Interlocks and Insider Participation"; page 15, "Certain Relationships"; page 15, "Section 16(a) Beneficial Ownership Reporting Compliance".

KNIGHT-RIDDER EXECUTIVE COMMITTEE

          Alvah H. Chapman Jr., 75  Served as chairman of the Executive
                                    Committee 1984 to 1995; chairman of the
                                    board 1982 to 1989; chief executive officer
                                    1976 to 1988; president 1973 to 1982;
                                    executive vice president 1967 to 1973; vice president 1966 to 1967; Miami Herald general manager 1962 to 1969. B.S., business administration, The Citadel, 1942.

          Mary Jean Connors, 44     Senior vice president/human resources since
                                    October; vice president/human resources
                                    1989 to 1996. Served as Philadelphia
                                    Newspapers, Inc., vice president/human
                                    resources 1988 to 1989; assistant to the senior vice president/news for Knight-Ridder
                                    1988; The Miami Herald assistant managing editor/personnel 1985 to 1988; held various editing positions at The Miami Herald 1980 to 1985. B.A., English, Miami University in
                                    Oxford, Ohio, 1973.

          John C. Fontaine, 65      President since 1995. Served as executive
                                    vice president 1994 to 1995; senior vice president 1987 to 1993; general counsel 1980 to 1993. Formerly a partner with Hughes
                                    Hubbard & Reed. LL.B., Harvard Law School,
                                    1956; B.A., political science, University of Michigan, 1953.

          Ross Jones, 54            Senior vice president and chief financial
                                    officer since 1993. Served as vice
                                    president/finance in 1993; vice president and treasurer of Reader's Digest
                                    Association, Inc., 1985 to 1993 and in other positions there 1977 to 1985. Served as manager at Brown Brothers Harriman & Co.
                                    1970 to 1977. M.B.A., finance, Columbia
                                    University Business School, 1970; B.A.,
                                    classics, Brown University, 1965.

          Frank McComas, 51         Senior vice president/operations since
                                    September; vice president/operations 1995 to
                                    1996. Served as publisher, The (Columbia)
                                    State, 1988 to 1995; publisher, Bradenton
                                    Herald, 1980 to 1988; held various positions at The Miami Herald and The Charlotte
                                    Observer, 1970 to 1980. Advanced Management
                                    Program, Harvard Business School, 1994;
                                    B.B.A. in business administration, Kent
                                    State University, 1968.

          Bernard H. Ridder Jr., 80 Former chairman of the board 1979 to 1982;
                                    former chairman of the Executive Committee
                                    1976 to 1984; former vice chairman of the board 1974 to 1979. Served as president and chief executive officer of Ridder Publications, Inc., 1969 to 1974. B.A., history, Princeton University, 1938.

          P. Anthony Ridder, 56     Chairman of Executive Committee since 1995;
                                    Knight-Ridder chairman and CEO since 1995.
                                    Served as president 1989 to 1995; president of the Newspaper Division 1986 to 1995;
                                    chairman of the Operating Committee since
                                    1985. Served as publisher of the San Jose
                                    Mercury News 1977 to 1986; general manager
                                    1975 to 1977; business manager 1969 to 1975.
                                    B.A., economics, University of Michigan,
                                    1962.

OTHER OFFICERS


MARTY CLAUS, 48
Vice president/news since 1993. Served as Detroit Free Press managing editor/business and features from 1987 to 1992; held various editing positions at the Free Press 1977 to 1987. Held various writing and editing positions at the San Bernardino (Calif.) Sun-Telegram 1970 to 1977. B.A., journalism, Michigan State University Honors College, 1970.

GARY R. EFFREN, 40
Vice president/controller since 1995. Served as assistant vice president/assistant treasurer 1993 to 1995; assistant to the vice president/finance and treasurer 1989 to 1993; director of corporate accounting 1986 to 1989; business manager of Viewdata Corp. of America 1984 to 1986; manager of financial reporting 1983 to 1984. M.B.A., University of Miami, 1989; B.S., accounting, Rider College, 1978; CPA.

VIRGINIA DODGE FIELDER, 48
Vice president/research since 1989. Served as vice president/news and circulation research 1986 to 1989. Served as director/news and circulation research 1981 to 1985; editorial research manager, Chicago Sun-Times 1979 to 1981; held various positions at Lexington Herald-Leader 1976 to 1979. Ph.D., mass communications, Indiana University, 1976; M.A., journalism, Indiana University, 1974; B.A., psychology, Transylvania University, 1970.

DOUGLAS C. HARRIS, 57
Vice president and secretary since 1986. Served as vice president/personnel 1977 to 1985; director/personnel 1972 to 1977. Formerly with Peat, Marwick, Mitchell and Co. as director of college and special recruiting. Advanced Management Program, Harvard Business School, 1987; Ed.D., counseling and guidance, Indiana University, 1968; M.S., student personnel, Indiana University, 1964; B.S., business administration, Murray State University, 1961.

CLARK HOYT, 54
Vice president/news since 1993. Served as chief of the Knight-Ridder Washington Bureau 1987 to 1993; news editor 1985 to 1987; managing editor, The Wichita Eagle 1981 to 1985; various editing positions, Detroit Free Press 1977 to 1981; various reporting positions, the Detroit Free Press and Washington Bureau. B.A., English literature, Columbia College, 1964.

ROBERT D. INGLE, 57
Vice president/new media since 1995. Served as president and executive editor of the San Jose Mercury News 1981 to 1995; managing editor, The Miami Herald 1977 to 1981; various editing positions, The Miami Herald 1962 to 1977. B.A., journalism and political science, University of Iowa, 1962.

MINDI KEIRNAN, 41
Vice president/operations since August; assistant vice president/assistant to the chairman and CEO 1995 to 1996. Served as assistant to the president 1994 to 1995; managing editor/news, Saint Paul Pioneer Press 1991 to 1994; various editing positions at Gannett News Service, Crain's Chicago Business, the Detroit Free Press and the Tallahassee Democrat 1977 to 1991. B.S., political science, Florida State University, 1984.

POLK LAFFOON IV, 51
Vice president/corporate relations since 1994. Served as assistant to the president 1992 to 1994; assistant circulation director/distribution, The Miami Herald, 1991 to 1992; executive assistant to the vice president/marketing 1989 to 1991; Living Today editor, 1987 to 1989. Served as director and vice president/investor relations, Taft Broadcasting Co., 1982 to 1987. M.B.A., marketing, Wharton School, 1970; B.A., English, Yale, 1967.

TALLY C. LIU, 46
Vice president/finance and administration since 1994. Served as vice president/finance and controller 1993 to 1994; vice president and controller 1990 to 1993. Served as San Jose Mercury News vice president and chief financial officer 1987 to 1990 and in various roles 1983 to 1987; held various finance positions, Boca Raton News, 1978 to 1983. M.B.A., Florida Atlantic University, 1977; B.S., business administration, National Chen-Chi University, 1973; CPA.

LARRY D. MARBERT, 43
Vice president/technology since 1994. Served as Philadelphia Newspapers, Inc., senior vice president/operations 1991 to 1994; vice president/operations research and planning 1988 to 1991; vice president/production 1986 to 1988; Knight-Ridder director of production/Newspaper Division 1981 to 1986; various production positions, The Miami Herald 1977 to 1981. M.S., management science, Auburn University, 1977; B.S., University of North Carolina, business administration, 1976.

CRISTINA LAGUERUELA MENDOZA, 50
Vice president/general counsel since 1993; vice president/associate general counsel 1992 to 1993; associate general counsel 1990 to 1992. Served as a partner in Murai, Wald, Biondo, Moreno & Mendoza, P.A., 1988 to 1990; associate 1984 to 1988. J.D., University of Miami Law School, 1982; M.A., political science, University of Miami, 1967; B.A., political science, Chatham College, 1966.

ALAN G. SILVERGLAT, 50
Vice president/treasurer since 1995. Served as senior vice president/finance and planning for Business Information Services Division 1983 to 1995; other BIS positions 1980 to 1983. Formerly with Ernst & Young. B.S., business administration, University of Missouri, 1968; CPA.

JEROME S. TILIS, 54
Vice president/marketing since 1987. Served as president of the Detroit Free Press 1985 to 1989; senior vice president of Philadelphia Newspapers, Inc., 1980 to 1985; vice president of advertising sales and marketing 1979 to 1980; advertising director 1977 to 1979. Advanced Management Program, Harvard Business School, 1984; B.S., chemistry, Hunter College, 1964.

ITEM 11.      EXECUTIVE COMPENSATION

1996 Proxy Statement, pages 7 and 8, "Compensation Committee Interlocks and Insider Participation"; page 8, "Executive Compensation"; pages 8 through 10, "Compensation Committee Report"; page 11, "Senior Executive Compensation"; page 12, "Stock Options Granted"; pages 12 and 13, "Stock Options Exercised"; page 13, "Pension Benefits"; page 14 "Performance of the Company's Stock"; and page 15, "Compensation of Directors"

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

1996 Proxy Statement page 1, "Common Stock Outstanding and Principal Holders" and page 6, "Security Ownership of Management"

See Note E in Item 8.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

1996 Proxy Statement page 15, "Certain Relationships"; Page 3 "Nominees for Election as Directors for Terms Ending 2000"; Pages 4 and 5, "Continuing Directors"; pages 7 and 8, "Compensation Committee Interlocks and Insider Participation"; and Page 1, "Common Stock Outstanding and Principal Holders"

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
              8-K
 (a)

      1. The following consolidated financial statements of Knight-Ridder, Inc. and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 29, 1996, are included in Item 8:

              Consolidated Balance Sheet - December 29, 1996, December 31, 1995 and December 25, 1994

              Consolidated Statement of Income - Years ended December 29, 1996, December 31, 1995 and December 25, 1994

              Consolidated Statement of Cash Flows - Years ended December 29, 1996, December 31, 1995 and December 25, 1994

              Consolidated Statement of Shareholders' Equity - Years ended December 29, 1996, December 31, 1995 and December 25, 1994

              Notes to consolidated financial statements

      2. The following consolidated financial statement schedule of Knight-Ridder, Inc. and subsidiaries is included in Item 14(d):

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

      3.      Exhibits

              No.  3     -     Articles of Incorporation and Bylaws are
                               incorporated by reference to the Company's Form
                               10-K filed in March 1981.

              No.  4     -     Indenture, dated as of April 6, 1989, is
                               incorporated by reference to the Company's
                               Registration Statement on Form S-3, effective
                               April 7, 1989.  (No. 33-28010)

                         - Rights Agreement, dated as of June 21, 1996, is incorporated by reference to the Company's
                               Form 8-A filed July 9, 1996.


             No. 10     -     Knight-Ridder Annual Incentive Plan description
                              is incorporated by reference to the Company's
                              Form 10-K filed electronically on March 24, 1995.

                        - Amendment to the Employee Stock Option Plan is incorporated by reference to the Company's Form
                              10-K filed electronically on March 23, 1994.

                        - Director's Pension Plan dated January 1, 1994 is incorporated by reference to the Company's Form
                              10-K filed electronically on March 23, 1994.

                        -     Executive Officer's Retirement Agreement dated
                              July 19, 1993 is incorporated by reference to the Company's Form 10-K filed electronically on March
                              23, 1994.

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

                        - Knight-Ridder local Incentive Plan description is incorporated by reference to the Company's Form
                              10-K filed electronically on March 20, 1996.

             No. 11     -     Statement re Computation of Per Share Earnings is
                              filed herein on page 48.

             No. 12     -     Statement re Computation of Earnings to Fixed
                              Charges Ratio From Continuing Operations is filed
                              herein on page 49.

             No. 21     -     Subsidiaries of the registrant is filed herein on
                              page 50.

             No. 23     -     "Consent of Independent Certified Public
                              Accountants" is filed herewith on page 51.

             No. 24     -     "Power of Attorneys" for M. Kenneth Oshman filed
                              herein on page 52.

                              "Power of Attorneys" for James I. Cash, Jr. is incorporated by reference to the Company's Form
                              10-K filed electronically on March 20, 1996.
                              "Power of Attorneys" for all other members of the Board of Directors is incorporated by reference to the Company's Form 10-K filed electronically on March 24, 1995.

             No. 27     -     "Financial Data Schedule" is filed herein on
                               page 53.

(b)   Reports on Form 8-K filed during the fourth quarter of 1996:

      No reports were filed on Form 8-K during the quarter ended December 29, 1996.

      Form 8-K dated January 10, 1997
             Item 2. Disposition of Assets
             Item 7. Financial Statements and Exhibits; proforma financial statements filed.

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


                                        KNIGHT-RIDDER, INC.



Dated March 10, 1997                    /s/ P. Anthony Ridder
-------------------------               ----------------------------------------
                                  By    P. Anthony Ridder
                                        Chairman and
                                        Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated March 10, 1997                    /s/ P. Anthony Ridder
-------------------------               ----------------------------------------
                                        P. Anthony Ridder
                                        Chairman and
                                        Chief Executive Officer

Dated March 10, 1997                    /s/ Ross Jones
-------------------------               ----------------------------------------
                                        Ross Jones
                                        Chief Financial Officer and
                                        Senior Vice President/Finance

Dated March 10, 1997                    /s/ Gary R. Effren
-------------------------               ----------------------------------------
                                        Gary R. Effren
                                        Vice President/Controller
                                        (Chief Accounting Officer)

                                        /s/ James I. Cash, Jr.*
                                        ----------------------------------------
                                        James I. Cash, Jr.
                                        Director

                                        /s/ Alvah H. Chapman, Jr.*
                                        ----------------------------------------
                                        Alvah H. Chapman, Jr.
                                        Director

                                        /s/ Joan Ridder Challinor *
                                        ----------------------------------------
                                        Joan Ridder Challinor
                                        Director

                                        /s/ John C. Fontaine*
                                        ----------------------------------------
                                        John C. Fontaine
                                        Director

                                        /s/ Peter C. Goldmark, Jr.*
                                        ----------------------------------------
                                        Peter C. Goldmark, Jr.
                                        Director

                                        /s/ Barbara Barnes Hauptfuhrer*
                                        ----------------------------------------
                                        Barbara Barnes Hauptfuhrer
                                        Director

                                        /s/ Jesse Hill, Jr.*
                                        ----------------------------------------
                                        Jesse Hill, Jr.
                                        Director

                                        /s/ C. Peter McColough*
                                        ----------------------------------------
                                        C. Peter McColough
                                        Director

                                        /s/ M. Kenneth Oshman*
                                        ----------------------------------------
                                        M. Kenneth Oshman
                                        Director

                                        /s/ Thomas L. Phillips*
                                        ----------------------------------------
                                        Thomas L. Phillips
                                        Director

                                        /s/ P. Anthony Ridder*
                                        ----------------------------------------
                                        P. Anthony Ridder
                                        Director

                                        /s/ Randall L. Tobias*
                                        ----------------------------------------
                                        Randall L. Tobias
                                        Director

                                        /s/ Gonzalo F. Valdes-Fauli*
                                        ----------------------------------------
                                        Gonzalo F. Valdes-Fauli
                                        Director

                                        /s/ John L. Weinberg*
                                        ----------------------------------------
                                        John L. Weinberg
                                        Director


Dated March 10, 1997                    * By Ross Jones
-------------------------               ----------------------------------------
                                        Ross Jones
                                        Attorney-in-fact

                           ANNUAL REPORT ON FORM 10-K

                          ITEM 14 (a)(2), (c) and (d)

                               SUPPLEMENTARY DATA

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 29, 1996

                      KNIGHT-RIDDER, INC. AND SUBSIDIARIES

                                 MIAMI, FLORIDA

                                                                     SCHEDULE II



                       VALUATION AND QUALIFYING ACCOUNTS
                     KNIGHT-RIDDER, INC. AND SUBSIDIARIES
                           (IN THOUSANDS OF DOLLARS)


COLUMN A                                           COLUMN B                     COLUMN C                COLUMN D          COLUMN E
--------                                           --------                     --------                --------          --------
                                                                                ADDITIONS
                                                                       -------------------------
                                                   BALANCE AT          CHARGED          CHARGED
                                                   BEGINNING           TO COSTS           TO                             BALANCE
                                                       OF                AND             OTHER                           AT END
DESCRIPTION                                          PERIOD            EXPENSES         ACCOUNTS       DEDUCTIONS       OF PERIOD
-----------                                        ----------          --------         --------       ----------       ---------
YEAR ENDED DECEMBER 29, 1996:

  RESERVES AND ALLOWANCES
    DEDUCTED FROM ASSET ACCOUNT:
         ACCOUNTS RECEIVABLE
               ALLOWANCES                          $  14,348          $  21,412                       $  23,075 (1)     $  12,685
        VALUATION ALLOWANCE FOR
               DEFERRED TAXES                          1,357                  -                                             1,357
                                                   ---------          ---------         --------      ---------         ---------
                                                   $  15,705          $  21,412                       $  23,075         $  14,042


YEAR ENDED DECEMBER 31, 1995:

  RESERVES AND ALLOWANCES
    DEDUCTED FROM ASSET ACCOUNT:
         ACCOUNTS RECEIVABLE
               ALLOWANCES                          $  13,728          $  20,129                       $  19,509 (1)     $  14,348
        VALUATION ALLOWANCE FOR
               DEFERRED TAXES                          3,985                  -                           2,628 (2)         1,357
                                                   ---------          ---------         --------      ---------         ---------
                                                   $  17,713          $  20,129                       $  22,137         $  15,705


YEAR ENDED DECEMBER 25, 1994:

  RESERVES AND ALLOWANCES
    DEDUCTED FROM ASSET ACCOUNT:
         ACCOUNTS RECEIVABLE
               ALLOWANCES                          $  14,554          $  17,818                       $  18,644 (1)     $  13,728
        VALUATION ALLOWANCE FOR
               DEFERRED TAXES                          3,985                  -                               -             3,985
                                                   ---------          ---------         --------      ---------         ---------
                                                   $  18,539          $  17,818                       $  18,644         $  17,713

(1)  Represents uncollectible accounts written-off, net of recoveries.
(2) Represents net reduction in valuation allowance which was determined to no longer be required.