Form 10-Q
period 1997-03-30
KNIGHT RIDDER INC
filed 1997-05-09
CIK 205520

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.   20549

                                  FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:            March 30, 1997


COMMISSION FILE NUMBER:  1-7553


                             KNIGHT-RIDDER, INC.
       ---------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


            FLORIDA                              38-0723657
       ---------------------------------------------------------------
      (State of Incorporation)    (I.R.S. Employer Identification No.)



                  ONE HERALD PLAZA, MIAMI, FLORIDA   33132
      ---------------------------------------------------------------
                  (Address of principal executive offices)


                               (305) 376-3800
      ---------------------------------------------------------------
             Registrant's telephone number, including area code)


                               NOT APPLICABLE
      ---------------------------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.02 1/12 Par Value - 91,099,497 shares as of May 4, 1997.

                        Table of Contents for Form 10-Q




PART I.  FINANCIAL INFORMATION                                                             Page
                                                                                           ----


Item 1.          Financial Statements (Unaudited)
                         Consolidated Statement of Income                                    3
                         Consolidated Balance Sheet                                          4
                         Consolidated Statement of Cash Flows                                5
                         Notes to Consolidated Financial Statements                          6-7

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                               8-10


PART II. OTHER INFORMATION

Item 4.          Submission of Matters to a Vote of Security Holders                         11

Item 6.          Exhibits and Reports on Form 8-K                                            12


SIGNATURE                                                                                    12

EXHIBITS                                                                                     13


PART I  -  FINANCIAL INFORMATION
ITEM 1  -  FINANCIAL STATEMENTS

Consolidated Statement of Income
(Unaudited, in thousands of dollars, except share data)

                                                             Quarter  Ended                        Four  Quarters  Ended
                                                     -------------------------------            ---------------------------
                                                      Mar. 30                Mar. 31             Mar. 30           Mar. 31
                                                       1997                   1996                 1997              1996
                                                     ---------             ---------            ---------         ---------
OPERATING REVENUE
    Newspapers
         Advertising
           Retail                                    $193,367              $ 182,051            $ 833,084         $ 808,024
           General                                     51,498                 46,236              204,059           181,381
           Classified                                 208,516                195,566              785,809           711,163
                                                     --------              ---------            ---------         ---------
                Total                                 453,381                423,853            1,822,952         1,700,568
         Circulation                                  126,855                126,854              501,827           499,577
         Other                                         20,594                 20,049               79,519            83,660
                                                     --------              ---------            ---------         ---------
                Total Newspapers                      600,830                570,756            2,404,298         2,283,805
    Business Information Services                      78,492                126,905              352,206           491,091
                                                     --------              ---------            ---------         ---------
                Total Operating Revenue               679,322                697,661            2,756,504         2,774,896
                                                     --------              ---------            ---------         ---------
OPERATING COSTS
    Labor and employee benefits                       272,050                283,315            1,071,761         1,131,700
    Newsprint, ink and supplements                     93,464                126,520              439,151           478,532
    Other operating costs                             178,400                194,337              702,704           787,898
    Depreciation and amortization                      37,908                 42,877              161,082           156,877
                                                     --------              ---------            ---------         ---------
                Total Operating Costs                 581,822                647,049            2,374,698         2,555,007
                                                     --------              ---------            ---------         ---------
OPERATING INCOME                                       97,500                 50,612              381,806           219,889
                                                     --------              ---------            ---------         ---------

OTHER INCOME (EXPENSE)
    Interest expense                                  (14,935)               (19,627)             (68,604)          (66,798)
    Interest expense capitalized                        1,792                  1,195                6,994             2,839
    Interest income                                       675                  2,581                5,553             9,590
    Equity in earnings of unconsolidated
           companies and joint ventures                   868                  7,755               22,981            27,465
    Minority interests in earnings of
            consolidated subsidiaries                  (2,744)                (1,583)             (10,580)           (8,317)
    Other, net                                        218,413                    (97)             389,191            82,317
                                                     --------              ----------           ---------         ---------
                Total                                 204,069                 (9,776)             345,535            47,096
                                                     --------              ----------           ---------         ---------

Income before income taxes                            301,569                 40,836              727,341           266,985
Income taxes                                          126,838                 17,318              308,255           111,758
                                                     --------              ---------            ---------         ---------
              Net Income                             $174,731              $  23,518            $ 419,086         $ 155,227
                                                     ========              =========            =========         =========
EARNINGS PER COMMON AND COMMON
    EQUIVALENT SHARE (1)                             $   1.85              $    0.24            $    4.35         $    1.57
                                                     ========              =========            =========         =========
DIVIDENDS DECLARED
    PER COMMON SHARE (1)                             $   0.20              $0.18 1/2            $    0.60         $    0.74
                                                     ========              =========            =========         =========
AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING (000s) (1)           94,683                 98,946               96,354            98,992
                                                     ========              =========            =========         =========


(1) Amounts have been restated to reflect a two-for-one stock split in the form of a 100% common stock dividend, effected July 31, 1996.

       See "Notes to Consolidated Financial Statements".

Consolidated Balance Sheet
(Unaudited, in thousands of dollars, except share data)


                                                           Mar. 30        Dec. 29       Mar. 31
                                                             1997          1996          1996
                                                         -----------    -----------   -----------
ASSETS

CURRENT ASSETS
  Cash, including short-term cash
    investments of $50 in
    1997, December 1996 and
    March 1996                                           $    24,552    $    22,880   $    39,075
  Accounts receivable, net of allowances
    of $13,714 in 1997, $12,685 in
    December 1996 and $14,841 in
    March 1996                                               338,760        356,079       349,136
  Inventories                                                 48,313         42,941        93,543
  Prepaid expense                                             33,930         90,314         4,536
  Other current assets                                        45,345         53,513        57,239
                                                         -----------    -----------   -----------
        Total Current Assets                                 490,900        565,727       543,529
                                                         -----------    -----------   -----------
INVESTMENTS AND OTHER ASSETS
  Equity in unconsolidated
    companies and joint
    ventures                                                 197,926        330,267       324,342
  Other                                                      408,804        184,413       258,637
                                                         -----------    -----------   -----------
        Total Investments and
        Other Assets                                         606,730        514,680       582,979
                                                         -----------    -----------   -----------

PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                       77,457         77,526        80,566
  Buildings and improvements                                 392,012        392,477       405,009
  Equipment                                                1,091,785      1,079,593     1,223,586
  Construction and equipment
    installations in progress                                131,723        110,590        84,629
                                                         -----------    -----------   -----------
                                                           1,692,977      1,660,186     1,793,790
  Less accumulated depreciation                              778,794        757,722       845,109
                                                         -----------    -----------   -----------
        Net Property, Plant and
        Equipment                                            914,183        902,464       948,681
                                                         -----------    -----------   -----------

EXCESS OF COST OVER NET ASSETS ACQUIRED
  Less accumulated amorti-
  zation of $230,494 in 1997,
  $223,200 in December 1996
  and $213,261 in March 1996                                 910,538        917,439       947,475
                                                         -----------    -----------   -----------
        Total                                            $ 2,922,351    $ 2,900,310   $ 3,022,664
                                                         ===========    ===========   ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                       $   136,407    $   223,962   $   119,057
  Accrued expenses and
    other liabilities                                        102,516        103,730       100,788
  Accrued compensation and
    amounts withheld from employees                           87,150         96,426        82,327
  Federal and state income taxes                             113,649
  Deferred revenue                                            74,632         70,452        72,856
  Dividends payable                                                                        18,155
  Short-term borrowings and
    current portion of long-term debt                                        50,000        51,366
                                                         -----------    -----------   -----------
        Total Current Liabilities                            514,354        544,570       444,549
                                                         -----------    -----------   -----------
NONCURRENT LIABILITIES
  Long-term debt                                             706,630        771,335     1,002,806
  Deferred federal and
    state income taxes                                       161,790        174,019       152,920
  Postretirement benefits
    other than pensions                                      147,906        159,267       170,427
  Employment benefits and
    other noncurrent liabilities                             125,770        117,353       125,590
                                                         -----------    -----------   -----------
        Total Noncurrent Liabilities                       1,142,096      1,221,974     1,451,743
                                                         -----------    -----------   -----------
MINORITY INTERESTS IN
CONSOLIDATED SUBSIDIARIES                                      1,859          2,258           625
                                                         -----------    -----------   -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, $.02 1/12 par
    value; shares authorized -
    250,000,000; shares issued -
    93,330,962 in 1997,
    93,340,652 in December 1996
    and 98,157,386(1) in March 1996                            1,944          1,945         2,044
  Additional capital                                         303,753        308,320       327,214
  Retained earnings                                          974,138        819,572       770,301
  Unrealized (losses)/gains on
    investments                                              (15,793)         1,671        26,188
                                                         -----------    -----------   -----------
        Total Shareholders' Equity                         1,264,042      1,131,508     1,125,747
                                                         -----------    -----------   -----------
        Total                                            $ 2,922,351    $ 2,900,310   $ 3,022,664
                                                         ===========    ===========   ===========


(1) Amounts have been restated to reflect a two-for-one stock split in the form of a 100% stock dividend, effected July 31, 1996.

See "Notes to Consolidated Financial Statements."

Consolidated Statement of Cash Flows
(Unaudited, in thousands of dollars)

                                                                       Quarter Ended                     Four Quarters Ended
                                                                ---------------------------           --------------------------
                                                                  Mar. 30        Mar. 31                Mar. 30         Mar. 31
                                                                    1997           1996                   1997            1996
                                                                -----------     -----------           -----------     ----------
CASH PROVIDED BY (REQUIRED FOR) OPERATING ACTIVITIES
  Net income                                                     $  174,731       $  23,518           $  419,086      $  155,227
  Noncash items deducted from (included in) income:
    Gains on sales of subsidiaries and investee                    (221,801)                            (377,687)        (92,698)
    Depreciation                                                     24,779          28,695              103,200         106,926
    Amortization of excess of cost over
      net assets acquired                                             7,294           7,653               30,029          25,774
    Amortization of other assets                                      5,835           6,529               27,853          24,177
    Provision for noncurrent deferred taxes                             418               5               39,273           4,509
    Earnings of investees in excess of distributions                 (2,379)         (4,051)             (19,621)        (20,889)
    Other  items,  net                                               13,328           6,436                7,669          42,883
 Change in certain assets and liabilities:
    Accounts  receivable                                             17,496           2,707              (28,119)        (27,557)
    Inventories                                                      (5,372)        (19,928)              45,030         (43,421)
    Other current assets                                              1,724           5,132              (91,627)         36,039
    Accounts payable                                                (88,003)         (8,475)               6,723         (29,323)
    Federal and state income taxes                                  113,649            (195)             114,816         (37,675)
    Other liabilities                                                (6,463)        (23,199)               6,910          (1,634)
                                                                 ----------       ---------           ----------      ----------
      Net  Cash  Provided  by Operating Activities                   35,236          24,827              283,535         142,338
                                                                 ----------       ---------           ----------      ----------
CASH PROVIDED BY (REQUIRED FOR) INVESTING ACTIVITIES
    Proceeds from the sale of subsidiary and investee               130,654                              402,513
    Acquisition of Contra Costa Newspapers, Inc.                                                                        (335,755)
    Additions to property, plant and equipment                      (31,424)        (44,511)            (113,499)       (147,585)
    Other items, net                                                 10,448          (9,517)              39,497          46,725
                                                                 ----------       ---------           ----------      ----------
      Net Cash Provided by (Required for) Investing Activities      109,678         (54,028)             328,511        (436,615)
                                                                 ----------       ---------           ----------      ----------

CASH PROVIDED BY (REQUIRED FOR) FINANCING ACTIVITIES
    Proceeds from sale of commercial paper
      and senior notes payable                                       68,748         162,539              507,219       1,032,903
    Reduction of total debt                                        (183,453)       (122,215)            (854,763)       (544,295)
                                                                 ----------       ---------           ----------      ----------
      Net Change in Total Debt                                     (114,705)         40,324             (347,544)        488,608
    Payment of cash dividends                                       (18,613)        (17,978)             (74,897)        (72,762)
    Sale of common stock to employees                                19,613          33,235               58,580         100,892
    Purchase of treasury stock                                      (25,733)         (7,067)            (240,434)       (174,199)
    Other items, net                                                 (3,804)         (6,250)             (22,274)        (25,446)
                                                                 ----------       ---------           ----------      ----------
      Net Cash Provided by (Required for) Financing Activities     (143,242)         42,264             (626,569)        317,093
                                                                 ----------       ---------           ----------      ----------
         Net Increase (Decrease) in Cash                              1,672          13,063              (14,523)         22,816
 Cash  and  short-term  cash
    investments  at  beginning  of  the  period                      22,880          26,012               39,075          16,259
                                                                 ----------       ---------           ----------      ----------
 Cash and short-term cash
    investments at end of the period                             $   24,552       $  39,075           $   24,552      $   39,075
                                                                 ==========       =========           ==========      ==========
 Working capital at end of the period                            $  (23,454)      $  98,980           $  (23,454)     $   98,980
                                                                 ==========       =========           ==========      ==========


SUPPLEMENTAL CASH FLOW INFORMATION
Noncash investing activities
  Securities received as proceeds on the sale of Cable           $  229,163                           $  229,163


See "Notes to Consolidated Financial Statements".

Notes to Consolidated Financial Statements
(Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and four quarters ended March 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 28, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 29, 1996.

Certain amounts in 1996 have been reclassified to conform to the 1997 presentation.


NOTE 2 - DEBT

(In thousands of dollars)

                                                            Effective
                                                             Interest                             Balance At
                                                             Rate At            ----------------------------------------------
                                                             Mar. 30               Mar. 30         Dec. 29           Mar. 31
                                                               1997                  1997            1996              1996
                                                             --------              --------        ---------        ----------
Commercial paper, net of discount                               5.5%               $250,002         $364,817        $  597,990
Debentures, net of discount (a)                                10.0                 198,010          197,968           197,826
Notes payable, net of discount (b)                              8.5                 159,488          159,445           159,316
Senior notes, net of discount (c)                               6.4                  99,130           99,105            99,040
                                                                                   --------        ---------        ----------
           Total debt (d)                                       7.6                 706,630          821,335         1,054,172
Less amounts classified as current                                                                    50,000            51,366
                                                                                   --------        ---------        ----------
           Total long-term debt                                 7.6%               $706,630         $771,335        $1,002,806
                                                                                   ========        =========        ==========

(a)      Represents $200 million of 20-year 9 7/8% debentures due in 2009.
(b) Represents $160 million of 8 1/2% notes subject to mandatory pro rata amortization of 25% annually commencing in 1998 through maturity in 2001.
(c)      Represents $100 million of 10-year 6.3% senior notes due in 2005.
(d) At March 30, 1997, and March 31, 1996, interest payments of $12.1 million and $14.3 million had been made for the year-to-date, respectively.

NOTE 3 - ACQUISITIONS AND DISPOSITIONS

On January 10, 1997, the company closed on the previously announced sale of Knight-Ridder's interest in all but one of the jointly owned cable properties with TeleCommunications, Inc. (TCI). The sale of the remaining cable property is expected to close later.

On April 4, 1997, Knight-Ridder, Inc. announced its agreement to acquire four newspapers: The Kansas City Star, The Forth Worth Star Telegram, The Belleville (Illinois) News Democrat and The Times Leader in Wilkes-Barre, Pennsylvania from the Walt Disney Company for $1.65 billion. The transaction will be financed through the issuance of $660 million in Knight-Ridder convertible preferred stock and the assumption of $990 million of pre-existing debt.

On April 4, 1997, the company announced that it intends to sell Knight-Ridder Information, Inc., its online information service for business and professional users. The company anticipates completing the sale in 1997.

NOTE 4 - INCOME TAX PAYMENTS

Income tax payments for the quarters ended March 30, 1997 and March 31, 1996, were $741,000 and $3.7 million, respectively.


NOTE 5  - COMMON STOCK AND DIVIDENDS

On June 21, 1996, the Board of Directors declared a two-for-one stock split in the form of a 100% common stock dividend. All share, per share data and dividends declared per common share have been restated giving retroactive effect to the two-for-one stock split effected July 31, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FIRST QUARTER

FIRST QUARTER 1997 COMPARED WITH FIRST QUARTER 1996

Earnings per share for the first quarter of 1997, excluding a one-time gain, were $.49, up $.25 per share, or 104.2%, from the $.24 per share earned in 1996. Including a $1.36 per share gain on the sale of Knight-Ridder, Inc.'s interest in all but one of the jointly owned cable investments with TeleCommunications, Inc., the company earned $1.85 per share, up $1.61 from the $.24 per share earned in the same period last year. The $.25 per share improvement from 1996, which excludes the one-time gain, was due to: a 7.0% increase in advertising revenue; a 31.0% decline in the average price of newsprint; and continued improvement in Detroit, which was profitable for the second quarter in a row.

OPERATING REVENUE

Newspaper advertising revenue increased 7.0% over the first quarter last year, on a full-run ROP linage increase of 6.1%. This reflected improvement in all advertising revenue categories.

Classified advertising revenue increased $13.0 million, or 6.6%, over the first quarter last year, on a 7.1% full-run ROP linage increase. The employment category showed the largest gain, posting a 16.0% revenue improvement, with linage up 19.9% from 1996. Philadelphia was especially strong, with classified revenue up 18.7% from first quarter last year.

Retail advertising revenue improved by $11.3 million, or 6.2%, over last year. During the first quarter of 1997, ten of our 11 largest markets posted gains in the mid single digits to high double digits. While drivers of this growth varied a bit from market to market, it is notable that the large department stores were strong in Miami, San Jose, Charlotte and Contra Costa.

General advertising revenue was up $5.3 million, or 11.4%, from last year. Each of our five largest markets reflected double digit gains from first quarter 1996.

Circulation revenue was flat with first quarter 1996, on a 1.6% decline in average seven-day circulation, offset by a 1.6% increase in the average rate.

Other newspaper revenue increased by $545,000, or 2.7%, from the prior year. The increase was due to growth in commercial print, special publications and other augmentation revenue.

BIS revenue in the first quarter decreased $48.4 million, or 38.1%, reflecting the absence of Knight-Ridder Financial (KRF), which was sold on July 26, 1996. Excluding KRF from 1996, operating revenue was down 3.4% from the prior year due to Knight-Ridder Information (KRII). KRII fell below expectations due primarily to the strong dollar in 1997, which resulted in an unfavorable foreign currency translation on revenues from European operations. The deterioration of CompuServe as a strong vendor for KRII products also impacted its operating results. Technimetrics had a strong first quarter.

OPERATING COSTS

Labor and employee benefit costs decreased $11.3 million, or 4.0%, reflecting the absence of KRF. Excluding KRF costs from 1996, labor and employee benefit costs increased 2.8%, on a 0.2% increase in the workforce and a 3.9% increase in the average wage rate.

Newsprint, ink and supplement costs decreased $33.1 million, or 26.1%, on a 31.0% decrease in the average newsprint price, offset by a 2.5% increase in consumption.

Other operating costs declined $15.9 million, or 8.2%, from first quarter 1996, again reflecting the absence of KRF. Excluding KRF, other operating costs rose only 2.8% from the prior year due to good cost controls.

Depreciation and amortization decreased $5.0 million, or 11.6%, from first quarter 1996, primarily due to the absence of KRF. Excluding KRF, depreciation and amortization increased $1.5 million, or 4.3%, from 1996, primarily due to reengineering initiatives and the amortization of software costs in the BIS Division.

NON-OPERATING ITEMS

Interest expense, net of interest income and interest expense capitalized, decreased $3.4 million from last year due to lower debt levels during the quarter. The average debt balance for the quarter decreased $277.3 million from the first quarter of last year, due largely to the proceeds from both the cable sale, which closed during the first quarter of 1997 and the KRF sale which closed in the third quarter of 1996.

Equity in earnings of unconsolidated companies and joint ventures decreased by $6.9 million, primarily due to our newsprint mill investments which were negatively impacted by the decline in the price of newsprint compared to the prior year.

The "Other, net" line of the non-operating section reflects a $218.5 million increase over 1996 as a result of the sale of Knight-Ridder's interest in all but one of the jointly owned cable properties with TeleCommunications, Inc.
(TCI). The sale of the remaining cable property is expected to close later. The pretax and after tax gains from the sale of our cable investment were $221.8 million and $128.3 million, respectively.

The effective tax rate was 42.1%, compared with 42.4% in the first quarter of 1996. The decrease was primarily a result of a shift in income earned to states with lower income tax rates.

OTHER

In April, severe flooding damaged the Grand Forks area, resulting in significant property damage; however, we anticipate no significant adverse financial impact on the Grand Forks Herald because of our insurance coverage.

On April 4, 1997, we announced our agreement to acquire four newspapers: The Kansas City Star, The Forth Worth Star Telegram, The Belleville (Illinois) News Democrat and The Times Leader in Wilkes-Barre, Pennsylvania from the Walt Disney Company for $1.65 billion. The transaction will be financed through the issuance of $660 million in Knight-Ridder convertible preferred stock and the assumption of $990 million of pre-existing debt.

During the first quarter of 1997, the company purchased 660,200 shares of Knight-Ridder common stock. In the second quarter, through May 1st, the company repurchased an additional 2.1 million shares and has authorization to repurchase approximately 13 million additional shares.

LIQUIDITY

Net cash provided by operating activities increased to $35.2 million from $24.8 million in the first quarter of 1996. The increase was attributed to higher earnings, as well as changes in several working capital components. Net cash provided by investing activities increased $163.7 million from the first quarter of 1996. The company received $360 million on the sale of its cable investments in the first quarter of 1997, consisting of $131 million in cash and TCI stock with an aggregate market value of $229 million. The TCI securities are included on the balance sheet in "Other" (under investments and other assets). Cash and short term cash investments were down $14.5 million from March 31, 1996, and up $1.7 million from year end. Total debt decreased $114.7 million during the quarter due to the use of the cable sale proceeds, and decreased $347.5 million from March 31, 1996, due to the application of both the cable sale proceeds and the KRF sale proceeds in the third quarter of 1996.

Total-debt-to-total-capital ratio was 35.9%, down from 42.1% at year end and 48.4% in March 1996. The company's existing indebtedness will increase as a result of the acquisition of the four Walt Disney newspapers, but the company intends to reduce debt levels through the proposed sale of KRII and strong cash flow from operations. Approximately $400 million in aggregate unused credit lines remained at the end of the quarter. The ratio of current assets to current liabilities was 1.0:1 at March 30, 1997 and December 29, 1996, and 1.2:1 at March 31, 1996.

OUTLOOK FOR THE REMAINDER OF THE YEAR

As we look ahead to the second quarter and the year, we anticipate advertising growth will be moderately above the prior year, although not as robust as in the first quarter. While we expect some increase in the cost of newsprint going forward, we still anticipate that the average price of newsprint for the year will be below 1996 by about 15%.

We believe that we will be able to report record earnings for the year, despite dilution from the Disney acquisition and excluding one-time gains.

Certain statements contained herein are forward looking statements. These are based on management's current knowledge of factors affecting Knight-Ridder's business. Actual results could differ materially from those currently anticipated. Investors are cautioned that such forward looking statements involve risk and uncertainty, including, but not limited to, the effects of international, national and local economies on revenue, negotiations and relations with labor unions, unforeseen changes to newsprint prices and interest rates, the effects of acquisitions and dispositions, and the evolution of the Internet.

PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

(a) The Company's Annual Meeting of Shareholders was held on April 15, 1997. The results of the voting with respect to matters presented at the Annual Meeting were as follows:

(b)       Election of Directors and Continuing Directors.

                                                                          Common Stock Voted
                                                        ----------------------------------------------------------
                                                        For                   Against               Withheld
                                                        ---                   -------               --------
         Election of Directors for a three-year term ending 2000:

         Alvah H. Chapman, Jr.                         79,402,606                0                   2,998,098
         Peter C. Goldmark, Jr.                        72,556,610                0                   9,844,094
         Barbara Barnes Hauptfuhrer                    79,508,467                0                   2,892,237
         M. Kenneth Oshman                             79,538,321                0                   2,862,383
         John L. Weinberg                              78,683,711                0                   3,716,993

         Continuing Directors:

         James I. Cash, Jr.
         Joan Ridder Challinor
         John C. Fontaine
         Jesse Hill, Jr.
         C. Peter McColough
         Thomas L. Phillips
         P. Anthony Ridder
         Randall L. Tobias
         Gonzalo F. Valdes-Fauli

(c) Ratify the appointment of Ernst & Young LLP as independent auditors of the company for the year 1997. There were no broker non-votes.

                                                 Common Stock Voted
                               ---------------------------------------------------
                               For                   Against             Abstained
                               ---                   -------             ---------
                              82,215,680              85,221                99,803

         Ratify the proposal recommended by the Board of Directors to adopt a Long-Term Incentive Plan. There were no broker non-votes.


                                                Common Stock Voted
                               ---------------------------------------------------
                               For                 Against               Abstained
                               ---                 -------               ---------
                              77,330,680            4,799,766             270,258

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits Filed

                 No. 2 - Acquisition Agreement between ABC, Inc. and Knight-Ridder, Inc.

                 No. 3(ii) -  Bylaws of Knight-Ridder, Inc.

                 No. 10 -     Knight-Ridder, Inc. Long-Term Incentive Plan

                 No. 27 -     Financial Data Schedule

                 No. 99 -     Additional Exhibits

         (b)  Reports on Form 8-K

                Form 8-K dated January 10, 1997

                 Item 2.  Disposition of Assets
                 Item 7.  Financial Statements and Exhibits.



                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        KNIGHT-RIDDER, INC.
                                        (Registrant)




Date:  May 9, 1997                      /s/ Gary R. Effren
                                        -----------------------------------
                                        Gary R. Effren
                                        Vice President/Controller
                                        (Chief Accounting Officer and Duly
                                        Authorized Officer of Registrant)