Form 10-Q/A
period 1997-06-29
KNIGHT RIDDER INC
filed 1997-08-14
CIK 205520

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:                JUNE 29, 1997


COMMISSION FILE NUMBER:  1-7553


                               KNIGHT-RIDDER, INC.
   ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 FLORIDA                          38-0723657
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.02 1/12 Par Value
- 87,425,496 shares as of August 7, 1997.

                       Table of Contents for Form 10-Q/A

                                                                         PAGE
                                                                         ----


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
                Consolidated Statement of Income                           3
                Consolidated Balance Sheet                                 4
                Consolidated Statement of Cash Flows                       5
                Notes to Consolidated Financial Statements               6-8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  9-12


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                13

Item 6.  Exhibits and Reports on Form 8-K                                 13


SIGNATURE                                                                 14


EXHIBITS                                                               15-23

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED, IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                  Quarter Ended            Two Quarters Ended           Four Quarters Ended
                                              --------------------        --------------------         --------------------
                                              June 29      June 30        June 29      June 30         June 29      June 30
                                               1997         1996           1997         1996             1997         1996
                                              -------      -------        -------      -------         -------      -------
OPERATING REVENUE

    Advertising
      Retail                                 $240,612     $200,651        $433,979     $382,702        $873,045     $808,584
      General                                  61,410       51,101         112,908       97,337         214,368      185,531
      Classified                              245,211      197,687         453,727      393,253         833,333      733,460
                                             --------     --------       ---------    ---------       ---------    ---------
           Total                              547,233      449,439       1,000,614      873,292       1,920,746    1,727,575

    Circulation                               139,616      125,837         266,471      252,691         515,606      502,368
    Other                                      31,045       24,770          57,208       48,878         106,169      100,082
                                             --------     --------       ---------    ---------       ---------    ---------
           Total Operating Revenue            717,894      600,046       1,324,293    1,174,861       2,542,521    2,330,025
                                             --------     --------       ---------    ---------       ---------    ---------

OPERATING COSTS
    Labor and employee benefits               282,367      243,589         534,858      489,754       1,021,246      989,745
    Newsprint, ink and supplements            110,109      127,643         203,573      254,163         421,616      498,222
    Other operating costs                     147,750      119,785         279,064      242,505         523,049      519,293
    Depreciation and amortization              40,038       29,924          70,984       59,828         134,755      111,055
                                             --------     --------       ---------    ---------       ---------    ---------
           Total Operating Costs              580,264      520,941       1,088,479    1,046,250       2,100,666    2,118,315
                                             --------     --------       ---------    ---------       ---------    ---------

OPERATING INCOME                              137,630       79,105         235,814      128,611         441,855      211,710
                                             --------     --------       ---------    ---------       ---------    ---------

OTHER INCOME (EXPENSE)
    Interest expense                          (23,751)     (19,064)        (38,657)     (38,666)        (73,129)     (73,305)
    Interest expense capitalized                1,356        1,384           3,148        2,579           6,967        3,858
    Interest income                               248        1,894             685        4,250           2,925        8,656
    Equity in earnings of unconsolidated
      companies and joint ventures              2,905        8,815           3,773       16,570          17,071       28,887
    Minority interests in earnings of
      consolidated subsidiaries                (2,738)      (2,511)         (5,397)      (4,085)        (10,605)      (8,462)
    Other, net                                 (2,576)         675         216,551          764         230,988          626
                                             --------     --------       ---------    ---------       ---------    ---------
           Total                              (24,556)      (8,807)        180,103      (18,588)        174,217      (39,740)
                                             --------     --------       ---------    ---------       ---------    ---------

Income before income taxes                    113,074       70,298         415,917      110,023         616,072      171,970
Income taxes                                   51,777       28,566         179,149       45,419         260,034       69,684
                                             --------     --------       ---------    ---------       ---------    ---------
Income from continuing operations              61,297       41,732         236,768       64,604         356,038      102,286
Net gain on sale of discontinued BIS
  operations (Note 3)                                                                                    86,255
Income/(loss) from discontinued BIS
  operations, net (Note 3)                                     621            (738)       1,266          (4,261)       1,174
                                             --------     --------       ---------    ---------       ---------    ---------
    Net income                                $61,297      $42,353        $236,030      $65,870        $438,032     $103,460
                                             ========     ========       =========    =========       =========    =========

EARNINGS PER COMMON AND COMMON
    EQUIVALENT SHARE

    Income from continuing operations           $0.61        $0.42           $2.42        $0.65           $3.68        $1.04
    Net gain on sale of discontinued BIS
      operations (Note 3)                                                                                  0.89
    Income/(Loss) from discontinued BIS
      operations (Note 3)                                     0.01           (0.01)        0.01           (0.04)        0.01
                                             --------     --------       ---------    ---------       ---------    ---------
    Net income                                  $0.61        $0.43           $2.41        $0.66           $4.53        $1.05
                                             ========     ========       =========    =========       =========    =========

DIVIDENDS DECLARED
    PER COMMON SHARE                            $0.20        $0.20           $0.40    $0.38 1/2           $0.60*   $0.75 1/2
                                             ========     ========       =========    =========       =========    =========

AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING (000s)      100,777       99,014          97,730       98,980          96,795       98,714
                                             ========     ========       =========    =========       =========    =========



* The Board of Directors declared a $.20 per share dividend on January 28, 1997. The quarterly dividend usually paid in January was paid on February 24, 1997, to shareholders of record as of the close of business on February 12, 1997.


See "Notes to Consolidated Financial Statements."

 CONSOLIDATED BALANCE SHEET
 (UNAUDITED, IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

                                                        June 29        Dec. 29         June 30
                                                         1997            1996           1996
                                                        -------        -------         -------
 ASSETS

 CURRENT ASSETS
    Cash, including short-term cash invest-
       ments of $50 in June 1997,
       December 1996, and June 1996                   $   28,558      $   22,880      $   31,230
    Accounts receivable, net of allowances
       of $16,868 in 1997, $12,685 in
       December 1996 and $14,875 in
       June 1996                                         410,451         356,079         356,409
    Inventories                                           62,080          42,941          76,717
    Prepaid Expense                                       25,497          90,314          20,704
    Other current assets                                  45,446          53,513          66,554
                                                      ----------      ----------      ----------
         Total Current Assets                            572,032         565,727         551,614
                                                      ----------      ----------      ----------

 INVESTMENTS AND OTHER ASSETS
    Equity in unconsolidated companies
       and joint ventures                                189,630         330,267         332,926
    Net assets of discontinued BIS operations (Note 3)   351,981         357,351         454,250
    Other                                                291,114         133,909         162,628
                                                      ----------      ----------      ----------
         Total Investments and Other Assets              832,725         821,527         949,804
                                                      ----------      ----------      ----------

 PROPERTY, PLANT AND EQUIPMENT
    Land and improvements                                 88,635          77,526          77,596
    Buildings and improvements                           453,170         387,509         388,106
    Equipment                                          1,203,192         996,703       1,001,616
    Construction and equipment
       installations in progress                         151,899         110,590         103,441
                                                      ----------      ----------      ----------
                                                       1,896,896       1,572,328       1,570,759
    Less accumulated depreciation                        870,944         702,141         696,676
                                                      ----------      ----------      ----------
       Net Property, Plant and Equipment               1,025,952         870,187         874,083
                                                      ----------      ----------      ----------

 EXCESS OF COST OVER NET ASSETS ACQUIRED AND
  OTHER INTANGIBLES
    Less accumulated amortization of
    $170,638 in 1997, $153,530 in December
    1996 and $143,391 in June 1996                     2,313,581         636,882         629,013
                                                      ----------      ----------      ----------
         TOTAL                                        $4,744,290      $2,894,323      $3,004,514
                                                      ==========      ==========      ==========


 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
    Accounts payable                                  $  156,212      $  223,962      $  134,073
    Accrued expenses and other liabilities               106,302         103,730         112,408
    Accrued compensation and amounts
       withheld from employees                           105,056          96,426          90,219
    Federal and state income taxes                        66,011
    Deferred revenue                                      86,867          70,452          72,816
    Dividend payable                                                                      19,315
    Short-term borrowings and current
       portion of long-term debt                                          50,000          49,922
                                                      ----------      ----------      ----------
         Total Current Liabilities                       520,448         544,570         478,753
                                                      ----------      ----------      ----------

NONCURRENT LIABILITIES
    Long-term debt                                     1,829,280         771,335       1,004,134
    Deferred federal and state income taxes              349,736         173,259         149,594
    Postretirement benefits other than pensions          155,222         158,820         170,322
    Employment benefits and other
      noncurrent liabilities                             124,168         112,784         104,776
                                                      ----------      ----------      ----------
         Total Noncurrent Liabilities                  2,458,406       1,216,198       1,428,826
                                                      ----------      ----------      ----------

 MINORITY INTERESTS IN
 CONSOLIDATED SUBSIDIARIES                                 1,758           2,047           1,125
                                                      ----------      ----------      ----------

 COMMITMENTS AND CONTINGENCIES
 SHAREHOLDERS' EQUITY
    Preferred Stock, $1.00 par value;
    shares authorized - 2,000,000; shares
    issued - 1,754,930 in 1997
    and 0 in December 1996, and June 1996                  1,755
    Common Stock, $0.2 1/12 par value; shares
    authorized - 250,000,000; shares issued -
    88,007,596 in 1997, 93,340,652 in December
    1996 and 96,756,312 in June 1996                       1,833           1,945           1,008
    Common stock dividend distributable                                                    1,008
    Additional capital                                   942,800         308,320         330,490
    Retained earnings                                    813,780         819,572         736,816
    Unrealized gains on investments                        3,510           1,671          26,488
                                                      ----------      ----------      ----------
         Total Shareholders' Equity                    1,763,678       1,131,508       1,095,810
                                                      ----------      ----------      ----------
         TOTAL                                        $4,744,290      $2,894,323      $3,004,514
                                                      ==========      ==========      ==========


See "Notes to Consolidated Financial Statements."

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED, IN THOUSANDS OF DOLLARS)

                                                              Quarter Ended          Two Quarters Ended       Four Quarters Ended
                                                       -------------------------  ------------------------  ------------------------
                                                          June 29      June 30      June 29      June 30      June 29      June 30
                                                           1997         1996         1997         1996         1997         1996
                                                       -----------  -----------  -----------  -----------  -----------  -----------
CASH PROVIDED BY (REQUIRED FOR) OPERATING ACTIVITIES
 Net income                                             $   61,297   $   42,353   $  236,030   $   65,870   $  438,032   $  103,460
 Noncash items deducted from (included in) income:
  Gain on sale of investee (Note 2)                                                 (221,801)                 (221,801)
  Net gain on sale of discontinued BIS operations
   (Note 3)                                                                                                    (86,255)
  Gains on sales of securities available for sale           (7,153)                   (5,535)                   (5,535)
  Depreciation                                              23,542       21,242       45,161       42,619       90,059       80,326
  Amortization of excess of cost over
   net assets acquired                                      12,205        4,851       17,109        9,627       27,088       16,541
  Amortization of other assets                               4,291        3,831        8,714        7,582       17,608       14,188
  Provision for noncurrent deferred taxes                       24       (2,849)         414       (2,899)     (27,539)       1,553
  Earnings of investees in excess of distributions          (1,770)      (9,387)      (4,149)     (13,442)     (12,000)     (32,573)
  Other items, net                                          15,079        6,779       22,358       13,088        8,914       38,701
 Change in certain assets and liabilities:
  Accounts receivable                                      (20,921)      (7,439)      (3,425)      (4,732)     (41,601)     (18,803)
  Inventories                                               (4,335)      16,826       (9,707)      (3,102)      23,869      (23,089)
  Other current assets                                       9,101      (25,618)      10,825      (20,486)     (56,908)      (5,266)
  Accounts payable                                          (4,560)      15,000      (92,563)       6,525      (12,837)      (8,323)
  Federal and state income taxes                           (47,638)           0       66,011         (195)      67,178      (52,805)
  Other liabilities                                          5,205       17,046       (1,258)      (6,153)      (4,931)      18,485
                                                        ----------   ----------   ----------   ----------   ----------   ----------
   Net Cash Provided by Operating Activities                44,367       82,635       68,184       94,302      203,341      132,395
                                                        ----------   ----------   ----------   ----------   ----------   ----------

 CASH PROVIDED BY (REQUIRED FOR) INVESTING ACTIVITIES
 Proceeds from sale of investee                                                      130,654                   130,654
 Proceeds from sale of discontinued BIS operations
   (Note 3)                                                                                                    271,859
 Change in net non-current assets of discontinued BIS
   operations (Note 3)                                      (1,070)      (2,190)       4,299          491        3,607       (2,203)
 Acquisition of Contra Costa Newspapers, Inc.                                                                              (335,755)
 Proceeds from sales of securities available for sale      113,394                   130,979                   130,979
 Additions to property, plant and equipment                (32,695)     (31,103)     (60,661)     (69,681)    (103,876)    (139,672)
 Other items, net                                            1,667       33,767       (2,867)      28,735       15,040       18,877
                                                        ----------   ----------   ----------   ----------   ----------   ----------

   Net Cash Provided by (Required for) Investing
     Activity                                               81,296          474      202,404      (40,455)     448,263     (458,753)
                                                        ----------   ----------   ----------   ----------   ----------   ----------

CASH PROVIDED BY (REQUIRED FOR) FINANCING ACTIVITIES
 Proceeds from sale of commercial paper
  and senior notes payable                                 257,968      171,084      326,716      333,623      594,103    1,066,664
 Reduction of total debt                                  (125,427)    (171,202)    (308,989)    (293,417)    (809,097)    (546,817)
                                                        ----------   ----------   ----------   ----------   ----------   ----------

      Net Change in Total Debt                             132,541         (118)      17,727       40,206     (214,994)     519,847
 Payment of cash dividends                                 (18,363)     (18,155)     (36,976)     (36,133)     (75,105)     (72,342)
 Sale of common stock to employees                          15,390       14,035       35,003       47,270       59,935      105,115
 Purchase of treasury stock                               (237,993)     (67,309)    (263,726)     (74,376)    (411,118)    (178,597)
 Other items, net                                          (13,232)     (19,407)     (16,938)     (25,596)     (12,994)     (39,490)
                                                        ----------   ----------   ----------   ----------   ----------   ----------

   Net Cash Provided by (Required for) Financing
     Activities                                           (121,657)     (90,954)    (264,910)     (48,629)    (654,276)     334,533
                                                        ----------   ----------   ----------   ----------   ----------   ----------
      Net Increase (Decrease) in Cash                        4,006       (7,845)       5,678        5,218       (2,672)       8,175
 Cash and short-term cash
   investments at beginning of the period                   24,552       39,075       22,880       26,012       31,230       23,055
                                                        ----------   ----------   ----------   ----------   ----------   ----------

 Cash and short-term cash
   investments at end of the period                     $   28,558   $   31,230   $   28,558   $   31,230   $   28,558   $   31,230
                                                        ==========   ==========   ==========   ==========   ==========   ==========

 Working capital at end of the period                   $   51,584   $   72,861   $   51,584   $   72,861   $   51,584   $   72,861
                                                        ==========   ==========   ==========   ==========   ==========   ==========


SUPPLEMENTAL CASH FLOW INFORMATION:
Non cash investing activities (Note 2)
 Securities received as proceeds on the sale of investee                         $   229,163               $   229,163
Non cash financing activities (Note 2)
 Issuance of preferred stock for the acquisition
   of the Disney newspapers
    Preferred Stock                                    $     1,755                     1,755                     1,755
    Additional Capital                                     658,245                   658,245                   658,245
 Long-term debt assumed on the acquisition
   of the Disney newspapers                                990,000                   990,000                   990,000

See "Notes to Consolidated Financial Statements".

Notes to Consolidated Financial Statements
(Unaudited)


NOTE 1 - BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter, two quarters, and four quarters ended June 29, 1997 are not necessarily indicative of the results that may be expected for the year ending December 28, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on form 10-K for the year ended December 29, 1996.


Certain amounts in 1996 have been reclassified to conform to the 1997 presentation, see Note 3.

NOTE 2   ACQUISITIONS AND DISPOSITIONS

On May 9, 1997, the company completed the acquisition of Media through the merger of a wholly owned subsidiary with and into Media. Media which was indirectly owned by The Walt Disney Company, owns four newspapers located in Belleville, Illinois, Kansas City, Missouri, Wilkes-Barre, Pennsylvania and Fort-Worth, Texas. The company intends to continue to manage and operate Media as a newspaper company. The four newspapers have combined daily and Sunday circulation of 630,000 and 898,000, respectively.

The acquisition was accounted for under the purchase method. The purchase price of $1.65 billion was allocated, based on preliminary allocations, to the estimated fair market value of tangible and intangible net assets of Media. Identified intangible net assets of Media were approximately $350 million. The excess of purchase price over these net assets of Media of approximately $1.36 billion, has been recorded as goodwill and will be amortized on a straight-line basis over 40 years.

Pursuant to the merger, the company issued 1,754,930 shares of its Series B convertible preferred stock. Each share of preferred stock is convertible into 10 shares of Common Stock. At the effective time of the merger, Media had $990 million of bank debt which was assumed by the company.

The proforma results of operations (as though the acquisition had occurred at the beginning of the fiscal year) for the current and prior year to date periods ended in June (in thousands of dollars, except share data) are as follows:

                                        SIX MONTH PERIODS ENDED
                                        -----------------------
                                JUNE 29, 1997         JUNE 30, 1996
                                -------------         -------------
        Revenue                  $1,563,604            $1,415,684
        Net earnings                234,551                54,739
        Net earnings per
         common and common
         share equivalent        $     2.12            $     0.47

        Average common and
          common equivalent
          shares outstanding
           (000's)                 110,892               116,529

On January 10, 1997, the company closed on the sale of the company's interest in all but one of the jointly owned cable properties with TeleCommunications, Inc.
(TCI). The sale of the remaining cable property is expected to close later.

NOTE 3. DISCONTINUED OPERATIONS

On April 4, 1997, Knight-Ridder, Inc. announced that it will divest Knight-Ridder Information, Inc. (KRII). The announcement resulted in the former Business Information Service (BIS) Division (except Technimetrics) being reclassified as discontinued operations. The net non-current assets and liabilities of the former BIS Division (except Technimetrics) have been classified in the consolidated Balance Sheets as net assets of discontinued BIS operations. The accompanying Statement of Income and Statement of Cash Flows have also been reclassified to present the former BIS Division (except Technimetrics) as discontinued operations.

Although the ultimate sales price can not presently be determined, the sale of KRII is expected to result in a gain and should be completed by year end.



 NOTE 4  -  DEBT

 (In Thousands of Dollars)
                                              Effective
                                               Interest                           Balance At
                                                Rate At          -----------------------------------------------
                                                June 29           June 29            Dec. 29           June 30
                                                 1997               1997               1996              1996
                                              ----------         -----------        ---------       ------------
    Commercial paper, net of discount             5.9%              $382,543        $364,817          $597,780
    Debenture (a)                                 6.0                990,000
    Debentures, net of discount (b)              10.0                198,051         197,968           197,864
    Notes payable, net of discount (c)            8.5                159,531         159,445           159,359
    Senior notes, net of discount (d)             6.4                 99,155          99,105            99,053
                                                                  ----------        --------        ----------
               Total Debt (e)                     6.6              1,829,280         821,335         1,054,056
    Less amounts classified as current                                                50,000            49,922
                                                                  ----------        --------        ----------
               Total long-term debt               6.6%            $1,829,280        $771,335        $1,004,134
                                                                  ==========        ========        ==========


    (a) Represents $990 million advance under a $1.2 billion credit agreement with a variable interest rate indexed to Libor plus 27 1/2 basis points due in 1999, see Note 2.
    (b) Represents $200 million of a 20-year 9 7/8% debenture due in 2009.
    (c) Represents $160 million of a 8 1/2% notes subject to mandatory pro rata amortization of 25% annually commencing 1998 through maturity in 2001.
    (d) Represents $100 million of 10 year 6.3%  senior notes due in 2005.
    (e) At June 29, 1997, and June 30, 1996, interest payments of $ 30.1 million and $37.7 million had been made for the year-to-date, respectively.


NOTE 5 - INCOME TAX PAYMENTS

Income tax payments for the two quarters ended June 29, 1997 and June 30, 1996, were $107.1 million and $42.7 million, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         On July 13, 1995, six unions struck the Detroit Free Press, The Detroit News and the Detroit Newspaper Agency, which operates both newspapers. Subsequently, the unions filed numerous unfair labor practice charges against the newspapers and the Agency. In June, 1997, after a lengthy trial, a National Labor Relations Board Administrative Law Judge ruled that the strike was triggered by the unfair labor practices of the Agency and The Detroit News. The Judge recommended that the Agency and the newspapers reinstate all former strikers, displacing permanent replacements if necessary. The Agency and the newspapers already have filed their appeal of the decision. In the opinion of management, the ultimate liability to the Company and its subsidiaries, if any, as a result of this and related legal proceedings will not be material to their financial position or results of operations.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE SECOND QUARTER

SECOND QUARTER 1997 COMPARED WITH SECOND QUARTER 1996

Earnings per share from continuing operations for the second quarter of 1997 were $.61, up $.19 per share, or 45.2%, from the $.42 per share earned in 1996. These numbers include results from four newspapers acquired from The Walt Disney Company on May 9, 1997. They exclude results, for both years, for the Business Information Services Division (BIS) (except Technimetrics), pending the sale of Knight-Ridder Information, Inc. (KRII). The results have been reclassified as Discontinued Operations. Technimetrics' revenue is consolidated in the "other revenue" line. Earnings per share from continuing operations for the first two quarters of 1997 were $1.11, excluding the $1.31 gain on the sale of our cable investment, up $.46, or 70.8%, from the $.65 reported in the prior year.

Net income from continuing operations in the second quarter of 1997 was $61.3 million, up $19.6 million, or 46.9% from the same period last year, on an operating revenue increase of 19.6%. For the year-to-date, net income from continuing operations was $108.4 million, up $43.8 million, or 67.8%, from 1996, exclusive of the $128.3 million gain on the sale of cable, on an operating revenue increase of 12.7%.

Operating income rose 74.0% to $137.6 million in the second quarter and rose 83.4% to $235.8 million for the two quarters ended June 29, 1997. The increase for both the quarter and the year-to-date was due to strong advertising revenue and lower newsprint costs.

OPERATING REVENUE

Advertising revenue increased $97.8 million, or 21.8%, over the second quarter last year and $127.3 million, or 14.6%, for the year-to-date. Excluding the Disney newspapers, advertising revenue increased 8.0% over the second quarter last year and 7.5% for the year-to-date, on full-run ROP linage increases of 5.9% and 6.0%, respectively. This reflected improvement in all advertising revenue categories.

Classified advertising revenue increased $47.5 million, or 24.0%, over the second quarter last year and $60.5 million, or 15.4%, over year-to-date 1996. Excluding the Disney newspapers, classified advertising revenue increased $23.1 million, or 11.7%, over the second quarter last year, on a 7.0% full-run ROP linage increase. The employment category showed the largest gain, posting a 20.6% revenue improvement. All of the 12 largest markets showed classified increases, with Philadelphia showing the largest increase, up 22.5% from second quarter last year, followed by Detroit, Contra Costa and Charlotte, up 18.9%, 15.2% and 13.9%, respectively. Year-to-date classified advertising revenue increased $36.0 million, or 9.2%, from 1996, on a 7.0% full-run ROP linage increase excluding the Disney newspapers.

Retail advertising revenue increased $40.0 million, or 19.9%, over the second quarter last year and $51.3 million, or 13.4%, over year-to-date 1996. Retail advertising revenue, excluding the Disney newspapers, improved by $8.6 million, or 4.3%, from the second quarter 1996. During the second quarter of 1997, ten of our 12 largest markets showed year-over-year gains. While drivers of this growth varied a bit from market to market, retail revenue was strong in Charlotte, Contra Costa, San Jose and Miami. Year-to-date retail revenue was up $20.0 million, or 5.2%, from 1996, on a 4.5% full-run ROP linage increase excluding the Disney newspapers.

General advertising revenue increased $10.3 million, or 20.2%, over the second quarter last year and $15.6 million, or 16.0%, over year-to-date 1996. Excluding the Disney newspapers, general advertising revenue was up $4.4 million, or 8.7%, from last year. Virtually all of the strength in general advertising was concentrated in Philadelphia, San Jose and Detroit, with airlines, telecommunications and computers strong in each of these markets. For the first two quarters of 1997, general advertising revenue was up $9.7 million, or 10.0%, from the prior year, on an 8.9% full-run ROP linage increase excluding the Disney newspapers.

Circulation revenue increased $13.8 million, or 10.9%, over the second quarter last year and $13.8 million, or 5.5%, for the year-to-date. Excluding the Disney newspapers, circulation revenue was relatively flat with second quarter 1996, on a 0.2% decline in average seven-day circulation. Circulation revenue was also relatively flat with 1996 for the year-to-date.

Other revenue increased $6.3 million, or 25.3%, from the second quarter 1996 and $8.3 million, or 17.0%, from year-to-date 1996. Excluding the Disney newspapers, other revenue increased by $3.5 million, or 14.2%, and $5.6 million, or 11.4%, for the second quarter and year-to-date, respectively. The increase was due to growth of 41.1% for the quarter and 39.2% for the year-to-date in Technimetrics revenue, as well as increases in commercial print, special publication, event marketing and other augmentation revenue.

OPERATING COSTS

Labor and employee benefit costs increased $38.8 million, or 15.9%, from the second quarter 1996 and $45.1 million, or 9.2%, for the year-to-date. Excluding the Disney newspapers, labor and employee benefit costs increased $15.3 million, or 6.3%, above second quarter 1996, reflecting a 3.3% increase in the average wage rate and a 1.6% increase in the workforce. Year-to-date labor and employee benefit costs were $21.7 million, or 4.4%, higher than 1996, excluding the Disney newspapers. The increase was primarily due to a 2.8% increase in the average wage rate and a 0.6% increase in the workforce.

Newsprint, ink and supplements decreased $17.5 million, or 13.7%, from second quarter 1996 and $50.6 million, or 19.9%, from year-to-date 1996. Excluding the Disney newspapers, newsprint, ink and supplement costs decreased $32.5 million, or 25.4%, on a 30.9% decrease in the average newsprint price, offset by a 5.4% increase in consumption. These costs were down $65.5 million, or 25.8%, for the year-to-date, on a 30.9% decrease in the average newsprint price, offset by a 4.0% increase in consumption.

Other operating costs increased $28.0 million, or 23.3%, from second quarter 1996 and $36.6 million, or 15.1%, from year-to-date 1996. Excluding the Disney newspapers, other operating costs increased $13.7 million, or 11.4%, from second quarter 1996, primarily due to increased circulation promotion costs and other advertising costs. On this same basis, other operating costs rose $22.3 million, or 9.2%, from the prior year-to-date, again, partly due to an increase in circulation promotion costs and other advertising costs.

Depreciation and amortization increased $10.1 million, or 33.8%, from second quarter 1996 and $11.2 million, or 18.6%, from year-to-date 1996. Excluding the Disney newspapers and goodwill amortization related to the acquisition, depreciation and amortization increased $1.1 million, or 3.7%, from second quarter 1996 and $2.1 million, or 3.6 %, for the year-to-date.

NON-OPERATING ITEMS

Interest expense, net of interest income and interest expense capitalized, increased $6.4 million over second quarter 1996 and $3.0 million for the year-to-date. The second quarter increase was due to higher debt levels associated with the Disney newspapers acquisition and share purchase. The average debt balance for the quarter increased $226.2 million from the second quarter of last year.

Equity in earnings of unconsolidated companies and joint ventures decreased by $5.9 million for the quarter and $12.8 million for the year-to-date. This was primarily due to our newsprint mill investments which were negatively impacted by the decline in the price of newsprint compared to the prior year. This was partly offset by improvements in some of our other investments, including The Seattle Times.

"Other, net" was $3.3 million below second quarter 1996, but $215.8 million above year-to-date 1996. The year-to-date increase was due primarily to the gain on the January sale of most of our cable investment.

The effective tax rate was 45.8%, compared with 40.6% in the second quarter of 1996. The increase was primarily a result of non-deductible goodwill amortization related to the acquisition of the Disney newspapers.

OTHER

On July 25, 1997, we announced an agreement with the E.W. Scripps Company to trade the Daily Camera in Boulder, Colorado for two newspapers in California, the Monterey County Herald and the Telegram-Tribune in San Luis Obispo. We expect to close on the exchange in August.

On June 20, 1997, we announced our intention to sell five newspapers: the Press-Telegram in Long Beach, California, the Post-Tribune in Gary, Indiana, the Boca Raton News in Boca Raton, Florida, The Union-Recorder in Milledgeville, Georgia and The Newberry Observer in Newberry, South Carolina.

Earlier this year in April, the company announced that it will divest Knight-Ridder Information, Inc. (KRII), its online information service for business and professional users, which includes Dialog and DataStar. The company anticipates completing the sale during 1997.

During the second quarter of 1997, the company purchased 5.8 million shares of Knight-Ridder common stock, bringing to almost 6.5 million the number purchased in 1997. It is our intention to repurchase, by the end of the first quarter of 1998, at least 15 million shares, including those purchased through the end of the second quarter of 1997.

LIQUIDITY

Net cash provided by operating activities decreased to $44.4 million from $82.6 million in the second quarter of 1996. The decrease was attributed to changes in several working capital components, including the timing of the federal and state income tax payments. Net cash provided by investing activities increased $80.8 million from the second quarter of 1996 due to the proceeds from the sale of securities available for sale. Cash and short term cash investments were down $2.7 million from June 30, 1996, but up $5.7 million from year end. Total debt increased $775 million from June 30, 1996, and $1.0 billion from year end due to the assumption of debt from the Disney newspaper acquisition and share repurchase.

Total-debt-to-total-capital ratio was 50.9%, up from 42.1% at year end and 49.0% in June 1996. The company's indebtedness has increased as a result of the acquisition of the four Disney newspapers, but the company intends to reduce debt levels through the intended sale of KRII, the five newspapers and strong cash flow. Approximately $267 million in aggregate unused credit lines remained at the end of the quarter. The ratio of current assets to current liabilities was 1.1:1 at June 29, 1997, 1.0:1 at December 29, 1996 and 1.2:1 at June 30,
1996.

OUTLOOK FOR THE REMAINDER OF THE YEAR

As we look ahead to the third quarter and the year, we anticipate advertising growth will be moderately above the prior year. Despite recent announcements of proposed price increases, we will not feel any significant impact until 1998, and as such, we anticipate that the average price of newsprint for the year will be below 1996 by about 15%.

We continue to anticipate an earnings increase for the year of at least 20%, despite dilution from the Disney acquisition.

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

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         On July 13, 1995, six unions struck the Detroit Free Press, The Detroit News and the Detroit Newspaper Agency, which operates both newspapers. Subsequently, the unions filed numerous unfair labor practice charges against the newspapers and the Agency. In June, 1997, after a lengthy trial, a National Labor Relations Board Administrative Law Judge ruled that the strike was triggered by the unfair labor practices of the Agency and The Detroit News. The Judge recommended that the Agency and the newspapers reinstate all former strikers, displacing permanent replacements if necessary. The Agency and the newspapers already have filed their appeal of the decision. In the opinion of management, the ultimate liability to the company, and its subsidiaries, if any, as a result of this and related legal proceedings will not be material to their financial position or results of operation.

Item 6.  Exhibits and Reports of Form 8-K

          (a)  Exhibits Filed

               No. 2.1 - Acquisition Agreement, dated as of April 4, 1997, incorporated by reference to the Company's Form 10-Q filed May 9, 1997

               No. 2.2 - Acquisition and Plan of Merger, dated as of May 9, 1997, incorporated by reference to the Company's Form 8-K filed May 22, 1997

               No. 3 - Articles of Amendment to the Articles of Incorporation, Establishing Series B Preferred Stock

               No. 10 - Consulting Agreement

               No. 27 - Financial Data Schedule

          (b)  Reports on Form 8-K

               Form 8-K Dated May 9, 1997, filed May 22, 1997
               Item 2.  Acquisition or Disposition of Assets
               Item 7.  Financial Statements and Exhibits
                            (a)  Financial Statements of Business Acquired
                            (b)  Pro-Forma Financial Information
                            (c)  Exhibits
                                 2.1  Acquisition Agreement
                                 2.2  Agreement and Plan of Merger

               Form 8-K/A Dated May 9, 1997, filed July 22, 1997
               Item 7.  Financial Statements and Exhibits
                            (a)  Financial Statements of Business Acquired
                                 (i)  Report of Independent Certified Public
                                      Accountants
                                 (ii) Interim Financial Statements (unaudited)
                            (b)  Pro-Forma Financial Information (unaudited)

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             KNIGHT-RIDDER, INC.
                                             (Registrant)




Date:  August 14, 1997
                                             Gary R. Effren
                                             Vice President/Controller
                                             (Chief Accounting Officer and Duly
                                             Authorized Officer of Registrant)