Form 10-Q
period 1997-09-28
KNIGHT RIDDER INC
filed 1997-11-12
CIK 205520

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:             September 28, 1997
                               ------------------


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.02 1/12 Par Value
- 84,443,139 shares as of November 5, 1997.

                         Table of Contents for Form 10-Q

                                                                            Page
                                                                            ----

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
               Consolidated Statement of Income                              3
               Consolidated Balance Sheet                                    4
               Consolidated Statement of Cash Flows                          5
               Notes to Consolidated Financial Statements                  6-8

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 9-13


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                               14

Item 6.     Exhibits and Reports on Form 8-K                                14


SIGNATURE                                                                   15


EXHIBITS                                                                 16-70

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED, IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)


                                                  Quarter Ended               Three Quarters Ended         Four Quarters Ended
                                           ----------------------------   ---------------------------  ---------------------------
                                           September 28    September 29   September 28   September 29  September 28   September 29
                                                1997           1996           1997           1996           1997           1996
                                           ------------    ------------   ------------   ------------  ------------   ------------
OPERATING REVENUE

       Advertising
          Retail                            $   252,708    $   188,534    $   686,687    $   571,236    $   937,219    $   824,512
          General                                59,142         46,920        172,050        144,257        226,590        194,722
          Classified                            258,381        197,217        712,108        590,470        894,497        763,244
                                            -----------    -----------    -----------    -----------    -----------    -----------
                  Total                         570,231        432,671      1,570,845      1,305,963      2,058,306      1,782,478
       Circulation                              149,989        123,722        416,460        376,413        541,873        508,541
       Other                                     35,149         25,471         92,357         74,349        115,847        101,031
                                            -----------    -----------    -----------    -----------    -----------    -----------
                  Total Operating Revenue       755,369        581,864      2,079,662      1,756,725      2,716,026      2,392,050
                                            -----------    -----------    -----------    -----------    -----------    -----------

OPERATING COSTS
       Labor and employee benefits              303,440        241,498        838,298        731,252      1,083,188        997,730
       Newsprint, ink and supplements           126,612        114,486        330,185        368,649        433,743        501,413
       Other operating costs                    167,169        121,003        446,233        363,508        569,216        505,568
       Depreciation and amortization             49,265         30,353        120,249         90,181        153,665        116,862
                                            -----------    -----------    -----------    -----------    -----------    -----------
                  Total Operating Costs         646,486        507,340      1,734,965      1,553,590      2,239,812      2,121,573
                                            -----------    -----------    -----------    -----------    -----------    -----------

OPERATING INCOME                                108,883         74,524        344,697        203,135        476,214        270,477
                                            -----------    -----------    -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
       Interest expense                         (33,762)       (17,635)       (72,419)       (56,301)       (89,255)       (78,187)
       Interest expense capitalized               1,041          1,819          4,189          4,398          6,188          5,180
       Interest income                              562            610          1,247          4,860          2,877          7,153
       Equity in earnings of unconsolidated
          companies and joint ventures            4,542          5,621          8,315         22,191         15,992         28,916
       Minority interests in earnings of
          consolidated subsidiaries              (2,785)        (1,888)        (8,182)        (5,973)       (11,502)        (8,318)
       Other, net                                47,319            242        263,870          1,006        279,565            862
                                            -----------    -----------    -----------    -----------    -----------    -----------
                  Total                          16,917        (11,231)       197,020        (29,819)       203,865        (44,394)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Income before income taxes                      125,800         63,293        541,717        173,316        680,079        226,083
Income taxes                                     51,786         23,582        230,935         69,001        287,336         86,964
                                            -----------    -----------    -----------    -----------    -----------    -----------
Income from continuing operations                74,014         39,711        310,782        104,315        392,743        139,119
Net gain/(adjustment) on sale of
  discontinued BIS operations (Note 3)                          90,901                        90,901         (4,646)        90,901
Loss from discontinued BIS
  operations, net (Note 3)                                      (4,355)          (738)        (3,089)        (2,307)        (6,894)
                                            -----------    -----------    -----------    -----------    -----------    -----------
       Net income                           $    74,014    $   126,257    $   310,044    $   192,127    $   385,790    $   223,126
                                            ===========    ===========    ===========    ===========    ===========    ===========

EARNINGS PER COMMON AND COMMON
       EQUIVALENT SHARE

       Income from continuing operations    $      0.69    $      0.41    $      3.09    $      1.06    $      3.95    $      1.42
       Net gain/(adjustment) on sale of
          discontinued BIS operations
          (Note 3)                                                0.94                          0.93          (0.05)          0.93
       Loss from discontinued BIS
          operations, net (Note 3)                               (0.04)         (0.01)         (0.03)         (0.02)         (0.08)
                                            -----------    -----------    -----------    -----------    -----------    -----------
       Net income                           $      0.69    $      1.31    $      3.08    $      1.96    $      3.88    $      2.27
                                            ===========    ===========    ===========    ===========    ===========    ===========

DIVIDENDS DECLARED
       PER COMMON SHARE                     $      0.20    $      0.20    $      0.60    $  0.58 1/2    $      0.60*   $      0.77
                                            ===========    ===========    ===========    ===========    ===========    ===========

AVERAGE COMMON AND COMMON
       EQUIVALENT SHARES OUTSTANDING (000s)     106,660         96,385        100,707         98,115         99,364         98,104
                                            ===========    ===========    ===========    ===========    ===========    ===========

*  The Board of Directors  declared a $0.20 per share dividend on January 28, 1997. The quarterly  dividend usually paid in January was paid on February 24, 1997, to shareholders of record as of the close of business on February 12, 1997.

   See "Notes to Consolidated Financial Statements" on page 6.

                                                                  3

 CONSOLIDATED BALANCE SHEET
 (UNAUDITED, IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)
                                                           September 28 December 29  September 29
                                                               1997         1996         1996
                                                            ----------   ----------   ----------
 ASSETS

 CURRENT ASSETS
    Cash, including short-term cash invest-
       ments of $50 in 1997,
       December 1996, and September 1996                    $   35,849   $   22,880   $   22,160
    Accounts receivable, net of allowances
       of $16,744 in 1997, $12,685 in
       December 1996 and $13,013 in
       September 1996                                          414,323      356,079      326,924
    Inventories                                                 59,029       42,941       52,607
    Prepaid Expense                                             29,906       90,314       13,093
    Other current assets                                        46,268       53,513       46,474
                                                            ----------   ----------   ----------
            Total Current Assets                               585,375      565,727      461,258
                                                            ----------   ----------   ----------
 INVESTMENTS AND OTHER ASSETS
    Equity in unconsolidated companies
       and joint ventures                                      194,516      330,267      330,490
    Net assets of discontinued BIS operations (Note 3)         329,155      325,319      333,023
    Other                                                      176,641      135,409      163,277
                                                            ----------   ----------   ----------
            Total Investments and Other Assets                 700,312      790,995      826,790
                                                            ----------   ----------   ----------
 PROPERTY, PLANT AND EQUIPMENT
    Land  and  improvements                                     96,622       77,526       77,606
    Buildings and improvements                                 426,108      387,509      387,647
    Equipment                                                1,106,912      996,703    1,007,381
    Construction and equipment
       installations in progress                               161,553      110,590      113,111
                                                            ----------   ----------   ----------
                                                             1,791,195    1,572,328    1,585,745
    Less accumulated depreciation                              752,253      702,141      706,984
                                                            ----------   ----------   ----------
            Net Property, Plant and Equipment                1,038,942      870,187      878,761
                                                            ----------   ----------   ----------
 EXCESS OF COST OVER NET ASSETS ACQUIRED
 AND OTHER INTANGIBLES
    Less accumulated amortization of
    $186,176 in 1997, $153,530 in December
    1996 and $148,457 in September 1996                      2,327,394      636,882      630,830
                                                            ----------   ----------   ----------
            TOTAL                                           $4,652,023   $2,863,791   $2,797,639
                                                            ==========   ==========   ==========
 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
    Accounts payable                                        $  167,768   $  223,962   $  128,374
    Accrued expenses and other liabilities                     142,107      103,730      103,399
    Accrued compensation and amounts
       withheld from employees                                 118,255       96,426       89,720
    Federal and state income taxes                              46,085                    62,830
    Deferred revenue                                            91,161       70,452       71,294
    Dividends payable                                                                     18,814
    Short-term borrowings and current
       portion of long-term debt                                39,893       50,000
                                                            ----------   ----------   ----------
           Total Current Liabilities                           605,269      544,570      474,431
                                                            ----------   ----------   ----------
NONCURRENT LIABILITIES
    Long-term debt                                           1,726,610      771,335      810,270
    Deferred federal and state income taxes                    341,022      142,727      125,220
    Postretirement benefits other than pensions                155,355      158,820      171,279
    Employment benefits and other
      noncurrent liabilities                                   128,445      112,784      104,996
                                                            ----------   ----------   ----------
           Total Noncurrent Liabilities                      2,351,432    1,185,666    1,211,765
                                                            ----------   ----------   ----------
 MINORITY INTERESTS IN
 CONSOLIDATED SUBSIDIARIES                                       2,002        2,047        1,946
                                                            ----------   ----------   ----------
 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' EQUITY
    Preferred Stock, $1.00 par value; shares authorized -
     2,000,000; shares issued - 1,754,930 in 1997
     and 0 in December 1996, and September 1996                  1,755
    Common Stock, $0.2 1/12 par value; shares
     authorized - 250,000,000; shares issued -
     85,863,984 in 1997, 93,340,652 in December
     1996 and 94,092,701 in September 1996                       1,789        1,945        1,960
    Additional capital                                         927,638      308,320      310,150
    Retained earnings                                          762,138      819,572      772,192
    Unrealized gains on investments                                           1,671       25,195
                                                            ----------   ----------   ----------
            Total Shareholders' Equity                       1,693,320    1,131,508    1,109,497
                                                            ----------   ----------   ----------
            TOTAL                                           $4,652,023   $2,863,791   $2,797,639
                                                            ==========   ==========   ==========

 See "Notes to Consolidated Financial Statements" on page 6.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED, IN THOUSANDS OF DOLLARS)

                                                                    Quarter Ended       Three Quarters Ended   Four Quarters Ended
                                                              ----------------------   ---------------------- ---------------------
                                                               Sept 28      Sept 29      Sept 28     Sept 29    Sept 28    Sept 29
                                                                 1997        1996         1997        1996      1997        1996
                                                              ---------    ---------   ---------   ---------- ---------  ----------
CASH PROVIDED BY (REQUIRED FOR) OPERATING ACTIVITIES
    Net  income                                               $  74,014    $ 126,257   $ 310,044   $ 192,127  $ 385,790  $  223,126
    Noncash items deducted from (included in) income:
      Gains on sale/exchange of investee/subsidiary (Note 2)    (43,205)                (265,006)              (265,006)
      Net (gain)/adjustment on sale of discontinued BIS
       operations (Note 3)                                                   (90,901)                (90,901)     4,646     (90,901)
      Depreciation                                               29,370       21,236      74,531      63,855     98,194      83,002
      Amortization of excess of cost over
         net assets acquired                                     15,539        4,845      32,648      14,472     37,783      18,665
      Amortization of other assets                                4,356        4,272      13,070      11,854     17,688      15,195
      Provision for noncurrent deferred taxes                    23,148        6,510      23,562       3,611    (10,901)      8,426
      Distributions from investees in excess of (less than)
       earnings                                                  (5,425)       1,151      (9,574)    (12,291)   (18,576)    (33,567)
      Other  items,  net                                          6,910        9,023      23,951      22,324      1,727      41,274
    Change in certain assets and liabilities:
      Accounts  receivable                                       (3,643)     (20,425)     (7,068)    (25,157)   (24,819)    (40,561)
      Inventories                                                 3,236       23,911      (6,471)     20,809      3,194      12,432
      Other  current  assets                                     (5,709)      16,724       5,116      (3,762)   (79,341)     21,177
      Accounts  payable                                           8,971       14,123     (83,592)     20,648    (17,989)     (4,577)
      Federal and state income taxes                            (19,926)      (5,988)     46,085      (6,183)    53,240     (20,964)
      Other liabilities                                          48,243       10,487      46,767       4,334     32,607       3,932
                                                              ---------    ---------   ---------   ---------  ---------  ----------
         Net  Cash  Provided  by Operating Activities           135,879      121,225     204,063     215,740    218,237     236,659
                                                              ---------    ---------   ---------   ---------  ---------  ----------

 CASH  PROVIDED BY (REQUIRED  FOR)  INVESTING  ACTIVITIES
    Proceeds from sale of investee                                                       130,654                130,654
    Proceeds from sale of discontinued BIS operations (Note 3)               271,859                 271,859                271,859
    Change in net non-current assets of discontinued BIS
     operations (Note 3)                                         (7,988)      (4,161)     (3,689)     (3,670)     1,280      (6,120)
    Acquisition of Contra Costa Newspapers, Inc.                                                                           (335,755)
    Proceeds from sales of securities available for sale        110,915                  241,894                241,894
    Additions to property, plant and equipment                  (22,750)     (24,571)    (83,411)    (94,252)  (102,055)   (143,772)
    Other items, net                                               (892)      (8,234)     (3,759)     20,501     20,882      13,871
                                                              ---------    ---------   ---------   ---------  ---------  ----------

         Net Cash Provided by (Required for) Investing
          Activities                                             79,285      234,893     281,689     194,438    292,655    (199,917)
                                                              ---------    ---------   ---------   ---------  ---------  ----------

CASH PROVIDED BY (REQUIRED FOR) FINANCING ACTIVITIES
    Proceeds from sale of commercial paper
      and  senior notes payable                                 254,937      103,356     581,653     436,979    745,684   1,013,820
    Reduction of total debt                                    (317,823)    (347,247)   (626,812)   (640,877)  (779,915)   (797,427)
                                                              ---------    ---------   ---------   ---------  ---------  ----------

            Net Change in Total Debt                            (62,886)    (243,891)    (45,159)   (203,898)   (34,231)    216,393
    Payment of cash dividends                                   (21,014)     (19,316)    (57,990)    (55,449)   (76,803)    (73,448)
    Sale of common stock to employees                            26,270        7,643      61,273      54,913     78,562      88,538
    Purchase of treasury stock                                 (146,118)    (100,105)   (409,844)   (174,481)  (457,131)   (219,601)
    Other items, net                                             (4,125)      (9,519)    (21,063)    (35,115)    (7,600)    (44,117)
                                                              ---------    ---------   ---------   ---------  ---------  ----------

         Net Cash Required for Financing Activities            (207,873)    (365,188)   (472,783)   (414,030)  (497,203)    (32,235)
                                                              ---------    ---------   ---------   ---------  ---------  ----------
            Net  Increase  (Decrease)  in  Cash                   7,291       (9,070)     12,969      (3,852)    13,689       4,507
 Cash and short-term cash
    investments at beginning of the period                       28,558       31,230      22,880      26,012     22,160      17,653
                                                              ---------    ---------   ---------   ---------  ---------  ----------

 Cash  and  short-term  cash
    investments  at  end  of  the  period                     $  35,849    $  22,160   $  35,849   $  22,160  $  35,849  $   22,160
                                                              =========    =========   =========   =========  =========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
Non cash investing activities  (Note 2)
    Securities received as proceeds on the sale of investee                            $ 229,163              $ 229,163
Non cash financing activities (Note 2)
    Issuance of preferred stock for the acquisition
      of the Disney newspapers
         Preferred Stock                                                                   1,755                  1,755
         Additional Capital                                                              658,245                658,245
    Long-term debt assumed on the acquisition
      of the Disney newspapers                                                           990,000                990,000


 See "Notes to Consolidated Financial Statements" on page 6.

                                                                  5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter, three quarters, and four quarters ended September 28, 1997 are not necessarily indicative of the results that may be expected for the year ending December 28, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 29, 1996, and as subsequently reclassified to reflect a discontinued segment and included in the Company's current report on Form 8-K dated October 8, 1997.

Certain amounts in 1996 have been reclassified to conform to the 1997 presentation, see Note 3.


NOTE 2 - ACQUISITIONS AND DISPOSITIONS

On May 9, 1997, the company completed the acquisition of Media through the merger of a wholly owned subsidiary with and into Media. Media which was indirectly owned by The Walt Disney Company, owns four newspapers located in Belleville, Illinois, Kansas City, Missouri, Wilkes-Barre, Pennsylvania and Fort Worth, Texas. The company intends to continue to manage and operate Media as a newspaper company. The four newspapers have combined daily and Sunday circulation of 630,000 and 898,000, respectively.

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

The proforma results of operations (as though the acquisition had occured at the beginning of the fiscal year) for the current and prior year to date periods ended September (in thousands of dollars, except share data) are as follows:

                                            NINE MONTH PERIODS ENDED
                                            ------------------------
                                SEPTEMBER 28, 1997            SEPTEMBER 29, 1996
                                ------------------            ------------------

     Revenue                        $2,246,050                     $2,122,575
     Net earnings                      308,567                        178,990
     Net earnings per
       common and common
       share equivalent             $     2.82                     $     1.55

     Average common and
       common equivalent
       shares outstanding
       (000's)                         109,481                        115,664

On January 10, 1997, the company closed on the sale of the company's interest in all but one of the jointly owned cable properties with TeleCommunications, Inc.
(TCI). The sale of the remaining cable property is expected to close later.

On August 24, 1997, the company completed an exchange with the E. W. Scripps Co. of the Daily Camera, in Boulder, Colorado, for two newspapers in California. The company's results of operations include Boulder through August 24, and Monterey and San Luis Obispo from that same date through September 28, 1997.


NOTE  3 - DISCONTINUED OPERATIONS

On April 4, 1997, Knight-Ridder, Inc. announced that it will divest Knight-Ridder Information, Inc. (KRII). The announcement resulted in the former Business Information Service (BIS) Division (except Technimetrics) being reclassified as discontinued operations. The net non-current assets and liabilities of the former BIS Division (except Technimetrics) have been classified in the Consolidated Balance Sheet as net assets of discontinued BIS operations. The accompanying Statement of Income and Statement of Cash Flows have also been reclassified to present the former BIS Division (except Technimetrics) as discontinued operations.

On October 2, 1997, Knight-Ridder, Inc. announced that it will sell KRII to M.A.I.D. plc. for $420 million. The sale is expected to close in November and result in a gain.

 NOTE 4 - DEBT

 (In Thousands of Dollars)
                                                                   Effective                           Balance At
                                                                   Interest         ----------------------------------------------
                                                                    Rate At
                                                                   Sept. 28             Sept. 28         Dec. 29        Sept. 29
                                                                     1997                 1997             1996            1996
                                                              --------------------  ---------------  --------------  -------------

         Commercial paper, net of discount                            5.8%          $       319,658  $      364,817  $     353,888
         Secured bank debt (a)                                        6.2                   990,000
         Debentures, net of discount (b)                             10.0                   198,092         197,968        197,902
         Notes payable, net of discount (c)                           8.5                   159,573         159,445        159,402
         Senior notes, net of discount (d)                            6.4                    99,180          99,105         99,078
                                                                                    ---------------  --------------  -------------
                              Total Debt (e)                          6.7                 1,766,503         821,335        810,270
         Less amounts classified as current                                                  39,893          50,000
                                                                                    ---------------  --------------  -------------
                              Total long-term debt                    6.7%          $     1,726,610  $      771,335  $     810,270
                                                                                    ===============  ==============  =============


(a) Represents $990 million advance under a $1.2 billion credit agreement with a variable interest rate indexed to Libor plus 27 1/2 basis points due in 1999, see Note 2.

(b)   Represents $200 million of a 20-year 9 7/8% debenture due in 2009.

(c) Represents $160 million of 8 1/2% notes subject to mandatory pro rata amortization of 25% annually commencing in 1998 through maturity in 2001.

(d)   Represents $100 million of 10 year 6.3% senior notes due in 2005.

(e) At September 28, 1997, and September 29, 1996, interest payments of $41.1 million and $53.3 million had been made for the year-to-date, respectively.

Subsequent to September 28, 1997, the Company issued $100 million of 6.625% notes due November 1, 2007 and $100 million of 7.15% debentures due November 1, 2027 pursuant to the indenture, dated as of November 4, 1997, between the company and The Chase Manhattan Bank, as Trustee. The proceeds from the issuance of this debt will be used to reduce commercial paper borrowings.

NOTE 5 - INCOME TAX PAYMENTS

Income tax payments for the three quarters ended September 28, 1997 and September 29, 1996, were $155.7 million and $61.9 million, respectively.


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

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE THIRD QUARTER

THIRD QUARTER 1997 COMPARED WITH THIRD QUARTER 1996

Earnings per share from continuing operations for the third quarter of 1997 were $.69, including a $.23 gain on the exchange with the E. W. Scripps Co. of the Daily Camera, in Boulder, Colorado, for two newspapers in California. Excluding that gain, the company earned $.46 a share, up $.05, or 12.2%, from the $.41 reported from continuing operations in 1996. These numbers include results from four newspapers acquired from The Walt Disney Company on May 9, 1997. They also include results for Boulder through August 24th, and for Monterey and San Luis Obispo from that same date through the end of the quarter. They exclude results, for both years, for the Business Information Services Division (except Technimetrics), pending the sale of Knight-Ridder Information, Inc. Their results have been reclassified as Discontinued Operations. Technimetrics' revenue is consolidated in the "other revenue" line. Earnings per share from continuing operations for the first three quarters of 1997 were $1.58, excluding the $1.27 gain on the sale of cable and the $.24 gain on the Boulder/E.W. Scripps Co. trade, up $.52, or 49.1%, from the $1.06 reported from the prior year continuing operations.

Net income from continuing operations in the third quarter of 1997 was $74.0 million, up $34.3 million, or 86.4% from the same period last year, on an operating revenue increase of 29.8%. Excluding the gain on the Boulder/E. W. Scripps Co. trade, net income from continuing operations was up $9.8 million, or 24.7%. For the year-to-date, net income from continuing operations, exclusive of one time gains, was $157.9 million, up $53.6 million, or 51.4%, from 1996, on an operating revenue increase of 18.4%.

Operating income rose 46.1% to $108.9 million in the third quarter and rose 69.7% to $344.7 million for the year-to-date ended September 28, 1997. The increase for both the quarter and the year-to-date was due to strong advertising revenue and lower newsprint costs.

Certain comparisons will be provided on a proforma basis, as if we had owned the former Disney and Scripps newspapers since January 1, 1996, and excluding Boulder's results from both years. On this basis, operating revenue was up 6.7% and operating profit was up $13.2 million, or 14.0% for the quarter. For the year-to-date, operating revenue was up 6.5% and operating profit was up $115.9 million, or 42.9%.

OPERATING REVENUE

Advertising revenue increased $137.6 million, or 31.8%, over the third quarter last year and $264.9 million, or 20.3%, for the year-to-date. On a proforma basis excluding Boulder, advertising revenue increased 7.8% over the third quarter last year and 7.9% for the year-to-date. This reflected improvement in all advertising revenue categories.

Classified advertising revenue increased $61.2 million, or 31.0%, over the third quarter last year and $121.6 million, or 20.6%, over year-to-date 1996. On a proforma basis excluding Boulder, classified advertising revenue increased $22.6 million, or 9.6%, over the third quarter last year. The employment category showed the largest gain, posting a 35.6% revenue improvement. All of the 12 largest markets showed classified increases, with Philadelphia showing the largest increase, up 15.7% from third quarter last year, followed by Charlotte, Akron, St. Paul and Contra Costa, up 14.8%, 12.6%, 11.0% and 9.0%, respectively. Year-to-date classified advertising revenue increased $67.8 million, or 9.7%, from 1996, again due to the employment category.

Retail advertising revenue increased $64.2 million, or 34.0%, over the third quarter last year and $115.5 million, or 20.2%, over year-to-date 1996. Retail advertising revenue, on a proforma basis excluding Boulder, improved by $13.9 million, or 5.8%, from the third quarter 1996. During the third quarter of 1997, all of our 12 largest markets showed year-over-year gains. While drivers of this growth varied a bit from market to market, retail revenue was especially strong in Contra Costa, Miami and San Jose, up 13.6%, 12.6% and 9.1 %, respectively. Year-to-date retail revenue was up $42.3 million, or 5.9%, from 1996.

General advertising revenue increased $12.2 million, or 26.1%, over the third quarter last year and $27.8 million, or 19.3%, over year-to-date 1996. On a proforma basis excluding Boulder, general advertising revenue was up $4.6 million, or 8.3%, from last year. Virtually all of the strength in general advertising was concentrated in San Jose, Philadelphia and Detroit. For the first three quarters of 1997, general advertising revenue was up $15.3 million, or 9.1%, from the prior year.

Circulation revenue increased $26.3 million, or 21.2%, over the third quarter last year, on a 20.5% increase in average seven day circulation, and increased $40.0 million, or 10.6%, for the year-to-date. On a proforma basis excluding Boulder, circulation revenue was up $1.1 million, or 0.7%, from third quarter 1996 and up $2.3 million, or 0.5%, for the year-to-date.

Other revenue increased $9.7 million, or 38.0%, from the third quarter 1996 and $18.0 million, or 24.2%, from year-to-date 1996. On a proforma basis excluding Boulder, other revenue increased by $6.0 million, or 18.9% for the third quarter and $11.6 million, or 12.7% for the year-to-date. The increase was due to Technimetrics revenue growth of 33.1% for the quarter and 36.9% for the year-to-date, as well as increases in alternate distribution and other augmentation revenue.

OPERATING COSTS

Labor and employee benefit costs increased $61.9 million, or 25.6%, from the third quarter 1996 and $107.0 million, or 14.6%, for the year-to-date. On a proforma basis excluding Boulder, labor and employee benefit costs increased
$22.6 million, or 8.0%, above third quarter 1996. Year-to-date labor and employee benefit costs were $52.9 million, or 6.2%, higher than 1996, on this same basis. The increase for the quarter and year-to-date was primarily due to volume-related labor cost increases and staffing for both our online initiatives and other revenue-generating activities.

Newsprint, ink and supplements increased $12.1 million, or 10.6%, from third quarter 1996, but were down $38.5 million, or 10.4%, from year-to-date 1996. On a proforma basis excluding Boulder, newsprint, ink and supplement costs decreased $11.1 million, or 8.1%, on a 15.1% decrease in the average newsprint price, offset by a 6.3% increase in consumption. These costs were down $86.2 million, or 19.2%, for the year-to-date, on a 25.9% decrease in the average newsprint price, offset by a 5.5% increase in consumption.

Other operating costs increased $46.2 million, or 38.2%, from third quarter 1996 and $82.7 million, or 22.8%, from year-to-date 1996. On a proforma basis excluding Boulder, other operating costs increased $18.9 million, or 12.7%, from third quarter 1996, primarily due to increased circulation promotion and advertising costs. Several bankruptcies also resulted in higher bad debt expense during the quarter. Other operating costs rose $50.2 million, or 11.3%, from the prior year-to-date, again, partly due to an increase in circulation promotion costs and other advertising costs.

Depreciation and amortization increased $18.9 million, or 62.3%, from third quarter 1996 and $30.1 million, or 33.3%, from year-to-date 1996. On a proforma basis excluding Boulder, depreciation and amortization increased $4.5 million, or 10.0%, from third quarter 1996 and $6.5 million, or 5.5 %, for the year-to-date. The increase for the quarter and the year-to-date was largely due to the Miami press project and the Philadelphia building renovation project.

NON-OPERATING ITEMS

Interest expense, net of interest income and interest expense capitalized, increased $17.0 million over third quarter 1996 and $19.9 million for the year-to-date. The increase was due to higher debt levels associated with the Disney newspapers acquisition and share purchase. The average debt balance for the quarter increased $879 million from the third quarter of last year.

Equity in earnings of unconsolidated companies and joint ventures were $1.1 million below third quarter 1996 and $13.9 million below the year-to-date. This was primarily due to our newsprint mill investments which were negatively impacted by the decline in the price of newsprint compared to the prior year. This was partly offset by improvements in some of our other investments, including The Seattle Times.

"Other, net" was $47.1 million above third quarter 1996 and $262.9 million above year-to-date 1996. The quarter increase was due to the gain on the Boulder/E. W. Scripps Co. trade, while the year-to-date increase was due primarily to the gain on the January sale of most of our cable investment, as well as the trade.

The effective tax rate was 41.2%, compared with 37.3% in the third quarter of 1996. The increase was primarily as a result of non-deductible goodwill amortization related to the acquisition of the Disney newspapers.

OTHER

On November 6, 1997, the company announced that Garden State Newspapers, Inc., an affiliate of MediaNews Group, is purchasing the Long Beach Press-Telegram for an undisclosed price. The Long Beach sale completes the company's plan, announced in June, to sell five newspapers.

On October 30, 1997, the company announced that it will sell the Boca Raton News, the Milledgeville Union-Recorder and Newberry (SC) Observer to Community Newspaper Holdings, Inc. The undisclosed price includes a transfer to
Knight-Ridder of the Daily Sun in Warner Robins, GA and the weekly Byron Gazette. The sale is expected to be finalized by Thanksgiving.

On October 17, 1997, the company announced that it will sell the Post-Tribune in Gary, Indiana to Hollinger International, Inc. That sale is expected to close in early January.

On  October 2,  1997,  the  company  announced  that it will sell  Knight-Ridder
Information, Inc. (KRII) to M.A.I.D. plc. for $420 million. The company anticipates completing the sale in November.

On August 24, 1997, the company completed an exchange of newspapers in California and Colorado with the E. W. Scripps Company. In a trade announced July 25th, the company exchanged the Daily Camera in Boulder, Colorado for the Monterey County Herald and San Luis Obispo Telegram in California.

On May 9, 1997, the company completed the acquisition of four newspapers owned indirectly by The Walt Disney Company for $1.65 billion. The four newspapers are The Kansas City Star, the Fort Worth and Arlington Star-Telegrams, the Belleville News-Democrat and The Times Leader in Wilkes-Barre, Pennsylvania.

During the third quarter of 1997, the company purchased 2.9 million shares of Knight-Ridder common stock, bringing to 9.3 million the number purchased in 1997. The company intends to repurchase, by the end of April 1998, at least 15 million shares, including those purchased through the end of the third quarter of 1997.

LIQUIDITY

Net cash provided by operating activities increased to $135.9 million from $121.2 million in the third quarter of 1996. The increase was attributed to higher earnings from continuing operations, excluding the one-time gains. Net cash provided by investing activities decreased $155.6 million from the third quarter of 1996 due to the proceeds from sale of discontinued BIS operations in the prior year quarter. Cash and short term cash investments were up $13.7 million from September 29, 1996, and up $13.0 million from year end. Total debt decreased $62.8 million during the quarter due to the use of proceeds from the sale of securities, and increased $956.2 million from September 29, 1996, due to the assumption of debt from the Disney newspaper acquisition and share repurchase.

The total-debt-to-total-capital ratio was 51.1%, up from 42.1% at year end and 42.2% in September 1996. The company's indebtedness has increased as a result of the acquisition of the four Disney newspapers and share repurchase, but the company intends to reduce debt levels through the sale of KRII, the sale of the five newspapers and strong cash flow. Approximately $329 million in aggregate unused credit lines remained at the end of the quarter. The ratio of current assets to current liabilities was 1.0:1 at September 28, 1997, December 29, 1996 and at September 29, 1996.

On October 10, 1997, the company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission which registered $500 million in debt securities. Subsequently, of these $500 million in debt securities, the company issued $100 million of 6.25% notes due November 1, 2007 and $100 million of 7.15% debentures due November 1, 2027 pursuant to the indenture, dated as of November 4, 1997, between the company and The Chase Manhattan Bank, as Trustee. The proceeds from the issuance of this debt will be used to reduce commercial paper borrowings.

OUTLOOK FOR THE REMAINDER OF THE YEAR

As we look ahead to the remainder of the year, we anticipate advertising growth will be moderately above the prior year. Although newsprint prices are expected to rise, we will not feel any significant impact until 1998.

Although the upcoming fourth quarter presents some difficult comparisons, we continue to anticipate an earnings increase for the year of at least 20% despite dilution from the Disney acquisition.

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

Item 6.  Exhibits and Reports of Form 8-K

         (a)  Exhibits Filed

              No. 2.1 - Acquisition Agreement, dated as of April 4, 1997, incorporated by reference to the Company's Form 8-K filed May 9, 1997

              No. 2.2 - Acquisition and Plan of Merger, dated as of May 9, 1997, incorporated by reference to the Company's Form 8-K filed May 22, 1997

              No. 3 - Articles of Amendment to the Articles of Incorporation, Establishing Series B Preferred Stock, incorporated by reference to the Company's Form 10-Q filed August 14, 1997

              No. 10 - Consulting Agreement, incorporated by reference to the Company's Form 10-Q filed August 14, 1997

              No. 10.1 - Stock Purchase Agreement between Knight-Ridder Business Information Services, Inc. and M.A.I.D. plc, dated as of October 1, 1997

              No. 27 - Financial Data Schedule

         (b)  Reports on Form 8-K

              Form 8-K dated October 8, 1997
              Item 5.  Other Events

                       On April 4, 1997, the company announced that it will divest Knight-Ridder Information, Inc. (KRII). This announcement resulted in its former Business Information Service (BIS) segment (excluding one business called Technimetrics) being reclassified as discontinued operations in the quarter ended June 29, 1997. This reclassification has been reflected in the consolidated balance sheets of the company as of December 29, 1996, December 31, 1995, and December 25, 1994, and the related consolidated statements of income, cash flows and shareholders' equity for the years then ended, included in this Form 8-K.

                       On May 9, 1997, the company completed the acquisition of ABC, Media Inc. (Media) through the merger of a wholly owned subsidiary (Cypress Media, Inc.) with and into Media. Media, which was indirectly owned by The Walt Disney Company, owns four newspapers. The purchase price was $1.65 billion. On May 22, 1997, the company filed Form 8-K relating to the acquisition of Media excluding related financial statements and pro forma information. On July 22, 1997, the company filed Form 8-K/A#1 including the required financial statements and pro forma financial information. The effects of discontinuing the BIS segment are also reflected in the Pro Forma Condensed Consolidated Balance Sheet as of March 30, 1997, and notes thereto, and Pro Forma Condensed Consolidated Statements of Income for the quarter ended March 30, 1997 and the year ended December 29, 1996, and notes thereto, included in this Form 8-K.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              KNIGHT-RIDDER, INC.
                                              (Registrant)




Date:  November 12, 1997
                                          /s/ Gary R. Effren
                                          --------------------------------------
                                              Gary R. Effren
                                              Vice President/Controller
                                              (Chief Accounting Officer and Duly
                                              Authorized Officer of Registrant)