Form 10-K
period 1997-12-28
KNIGHT RIDDER INC
filed 1998-03-13
CIK 205520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended DECEMBER 28, 1997 Commission file number 1-7553

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value is computed by reference to the price at which the stock was sold as of March 6, 1998: $4,480,605,092.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: March 6, 1998 - 79,302,745 one class Common Stock, $.02 1/12 Par Value

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of definitive Proxy Statement dated March 27, 1998, in connection with the Annual Meeting of Shareholders to be held on April 28, 1998, are incorporated into Part III.
(2) Portions of the Company's Form 10-K filed March 10, 1997 are incorporated into Part IV.
(3) Portions of the Company's Form 10-K filed March 20, 1996 are incorporated into Part IV.
(4) Portions of the Company's Form 10-K filed March 24, 1995 are incorporated into Part IV.
(5) Portions of the Company's Form 10-K filed March 23, 1994 are incorporated into Part IV.
(6)   Rights Agreement filed July 9, 1996 on Form 8-A is incorporated  into Part
      IV.
(7)   Registration  Statement No. 33-28010 on Form S-3 is incorporated into Part
      IV.
(8)   Registration Statement No. 333-37603 on Form S-3 is incorporated into Part
      IV.


                      Table of Contents for 1997 Form 10-K
                                                                                                       Page
PART I

 Item 1.  Business .................................................................................    3-8
 Item 2.  Properties ...............................................................................      8
 Item 3.  Legal Proceedings ........................................................................      9
 Item 4.  Submission of Matters to a Vote of Security Holders ......................................      9

PART II

 Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters .....................   9-10
 Item 6.  Selected Financial Data ..................................................................  11-14
 Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations ....  15-26
 Item 8.  Financial Statements and Supplementary Data ..............................................  27-48
 Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .....     49


PART III

 Item 10. Directors and Executive Officers of the Registrant .......................................  49-51
 Item 11. Executive Compensation ...................................................................     52
 Item 12. Security Ownership of Certain Beneficial Owners and Management ...........................     52
 Item 13. Certain Relationships and Related Transactions ...........................................     52


PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K ..........................  52-55

SIGNATURES .........................................................................................  56-58

SCHEDULES ..........................................................................................     59

EXHIBITS ...........................................................................................     59

PART I

Item 1. BUSINESS


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

Knight-Ridder, Inc., was incorporated in Florida in 1976, is headquartered in Miami, Florida, and employs about 22,000 people.

Recent Developments

In 1997, Knight Ridder acquired four newspapers indirectly owned by The Walt Disney Company, exchanged its newspaper in Boulder, Colo., for two newspapers in California owned by the E.W. Scripps Co. and sold four of its newspapers. Also, in 1997, Knight Ridder sold Knight-Ridder Information, Inc. (KRII) and in December the company announced its intent to sell Technimetrics, Inc. The company's announcement to divest KRII and Technimetrics resulted in the reclassification of its former Business Information Services (BIS) segment as discontinued operations.

                                   NEWSPAPERS

Knight Ridder has 31 daily newspapers and 18 nondaily newspapers.

Operating revenue is derived primarily from the sale of newspaper advertising. Due to seasonal factors such as heavier retail selling during the winter and spring holiday seasons, advertising income fluctuates significantly throughout the year. Consecutive quarterly results are not uniform or comparable and are not indicative of the results over an entire year.

Each of Knight Ridder's newspapers is operated on a substantially autonomous basis by local management appointed by corporate headquarters in Miami. Each newspaper is free to manage its own news coverage, set its own editorial policies and establish most business practices. Basic business policies, however, are set by the corporate staff in Miami. Editorial services and quality control also are provided by the corporate staff.

Each newspaper is served by the company-owned news bureau in Washington, D.C. A supplemental news service provided by KRT Information Services, a partnership between Knight Ridder and Tribune Co., distributes editorial material produced by all Knight Ridder newspapers and by 16 foreign correspondents. The service also distributes editorial computer graphics and deadline photos via the Knight Ridder-owned PressLink Online.

All of the company's newspapers compete for advertising and readers' time and attention with broadcast, satellite and cable television, the Internet and other computer services, radio, magazines, nondaily suburban newspapers, free shoppers, billboards and direct mail. In some cases, the newspapers also compete with other newspapers published in nearby cities and towns-- particularly in Miami, St. Paul and Fort Worth. In Detroit and Fort Wayne, Knight Ridder has joint operating agreements with a second newspaper. The rest of Knight Ridder's newspapers are the only daily and Sunday papers of general circulation published in their communities.

The newspapers rely on local sales operations for local retail and classified advertising. The larger papers are assisted by Newspapers First and by the Newspaper National Network, a sales force created by a group of some 50 major newspapers, in obtaining national or general advertising.

                   Source of Knight Ridder Operating Revenue

The table below presents the relative percentage contributions by individual papers to the company's overall operating revenue in 1997, 1996 and 1995. The percentage contributions of each paper to operating revenue are not necessarily indicative of contributions to operating profit.

                                           1997           1996         1995
                                           ----           ----         ----
  The Philadelphia Inquirer and
    Philadelphia Daily News .............  19.0%          21.3%        21.7%
  The Miami Herald ......................  11.4           13.3         14.3
  San Jose Mercury News .................  10.4           12.0         11.9
  The Kansas City Star(1) ...............   6.1
  Fort Worth Star-Telegram(1) ...........   4.9
  Detroit Free Press(2) .................   7.0            7.7          8.5
  The Charlotte Observer ................   6.2            6.9          6.8
  Saint Paul Pioneer Press ..............   4.1            4.7          4.8
  Contra Costa Newspapers(3) ............   3.9            4.4          1.0
  Akron Beacon Journal ..................   3.6            4.0          4.0
  All other .............................  23.4           25.7         27.0
                                          -----          -----        -----
                                          100.0%         100.0%       100.0%
                                          =====          =====        =====


(1) The Kansas City Star and Fort Worth Star-Telegram were acquired on May 9, 1997. This table presents their partial year contribution percentage.
(2) Knight Ridder portion of Detroit Newspapers.
(3) Contra Costa Newspapers was acquired on Oct. 31, 1995.

                                   Newsprint

Knight Ridder consumed 752,000 metric tons of newsprint in 1997. Approximately 16.8% of the company's total operating expenses during the year was for newsprint. Purchases are made under long-term agreements with 18 newsprint producers. Knight Ridder purchases approximately 70% of its annual consumption from mills in the United States with the remainder purchased from mills in Canada and one in Korea. In the opinion of management, sources are adequate to meet current demands.

Approximately 83% of the newsprint consumed by the company contained some recycled content; the average content of these rolls was 47% recycled fiber. This translates into an overall recycled newsprint average of 39%.

Knight Ridder is a one-third partner with Cox Newspapers, Inc., and Media General, Inc., in Southeast Paper Manufacturing Co., a newsprint mill in Dublin, Ga. The mill produced 456,000 metric tons in 1997, using more than 600,000 tons of recycled newsprint as the principal raw material and coal as the primary energy source. Knight Ridder also owns a 13.5% equity share of Ponderay Newsprint Company in Usk, Wash., which produced more than 232,000 metric tons in 1997. Knight Ridder's purchases from these two mills reached 22.6% of our annual consumption for 1997, proving an important hedge against price volatility.

                                   Technology

Efforts to improve the quality of products continued during 1997. The company completed the installation of new publishing systems in Duluth, Contra Costa, Columbia and Grand Forks (made necessary by the flood). Systems installations are under way in Akron, Biloxi, Macon, Myrtle Beach, Philadelphia and San Jose, and have been approved for Charlotte.

The Charlotte Observer completed a full conversion to Flexographic printing, and a press replacement project was completed in Duluth.

Major press replacement projects are well under way at The Miami Herald and in Akron. New presses were approved for Fort Worth. Significant renovations are continuing at the business and editorial offices in Detroit and Philadelphia.

                           General Advertising Sales

Knight Ridder newspapers depend most heavily on three agents for the sale of general advertising.

Newspapers First, a national advertising sales cooperative, is the primary sales representative for the larger Knight Ridder newspapers, Detroit Newspapers and several leading independents. It allows customers to place ads in a combination of newspapers.

Newspaper National Network (NNN), Knight Ridder's second general sales agent, was established in 1994 to focus on national selling on behalf of the newspaper industry. It represents all the Knight Ridder newspapers, plus more than 500 others. Like Newspapers First, it makes the purchase of newspaper advertising a "one-stop shopping," "one-order, one-bill" prospect.

Sawyer,   Ferguson   and  Walker,   Inc.,  a  private   company,   sells  sales-
representative services for Knight Ridder's medium to small markets and helps with regional retail advertising sales.

                             Knight Ridder/Tribune

Knight Ridder/Tribune Information Services (KRT) is a joint venture of Knight Ridder and Tribune Co. that offers news stories, graphics, illustrations and photos for print and online publishers and animations for TV broadcasters. This year, KRT added three new products: graphic packages and news animations for Web publishers and a regional news service for the Southeast.

The daily interactive packages and graphics help Web publishers offer unique content, complete with sound and motion. KRT also provides newspaper clients with complementary stories, photos and graphics that they can use to promote the online content. This lets them use print circulation to build traffic on their Web sites.

For print customers, KRT expanded coverage of news, features, business and sports in the Southeastern United States, creating a premium service called KRT South.


             The Philadelphia Inquirer and Philadelphia Daily News

1997 Revenue was $546.5 million. Philadelphia Newspapers, Inc. (PNI), publisher of The Philadelphia Inquirer and Philadelphia Daily News reached an all-time record profit level in 1997. PNI also reported year-over-year circulation gains for the Sunday and daily Inquirer and the Daily News for the six-month period ended Sept. 30, 1997.

The year's achievements include the launch of a New Business Development Department for entrepreneurial projects, which resulted in the start-up or acquisition of new revenue-producing enterprises; implementing a strategic planning process; winning a Pulitzer Prize, The Inquirer's 18th, and publishing two record-breaking recruitment advertising sections, in terms of volume and revenue dollars. Also in 1997, both newspapers moved into new, technologically advanced newsrooms, part of the $30 million renovation of PNI's Center City Philadelphia location.

Advertising revenue was up 11.1% in 1997, with particularly strong performances in classified and general, up 16.8% and 22.3%, respectively. Retail strengthened in the last months of the year, and is expected to continue to perform well.

Opportunities to grow advertising in PNI's products within the nine-county Philadelphia Metropolitan market remain attractive as the market features a diverse economy, including the state's largest manufacturing center, more than 80 higher education institutions and an extensive hospital and health care industry.

In 1996, Philadelphia had income per capita 15.2% above the U.S. average; by 2015 it is projected to be 9.1% above.

                                The Miami Herald

1997 Revenue was $324.4 million. The Miami Herald, Florida's largest newspaper, is sold primarily in Miami-Dade, Broward and Monroe counties. Its International Satellite Edition is distributed in 29 countries in Latin America and the Caribbean.

El Nuevo Herald, an award-winning Spanish-language newspaper (102,744 daily and 127,028 Sunday), is available to Herald subscribers for a 7-cent daily delivery charge or through single-copy sales.

Retail expansion in 1997 was fueled by a wave of new entertainment retailing projects like BeachPlace in Broward; more are planned for both Miami-Dade and Broward.

Several retailers are expanding: Bloomingdale's opened a new store; Dillard's will occupy 10 former Mervyn's locations; Nordstrom and OfficeMax each plan to open several stores.

Advertising revenue was up 3.1% in 1997. Retail was significantly better for the first time since the aftermath of Hurricane Andrew. Classified was up only slightly, reflecting Miami's relatively high unemployment rate.

In 1997, The Herald launched three new online products: HomeHunter, CarHunter and an entertainment guide, JustGo. On its 10th anniversary, el Nuevo Herald extended solo distribution to more than 1,000 single-copy racks. The Herald retooled its Sunday magazine, Tropic. It expanded partnerships with NBC 6 and Channel 23 and agreed to produce a pilot program with Silver King Broadcasting featuring the Herald newsroom. Attendance was strong at the first Americas Conference. A partnership with the Florida Marlins contributed to the largest single-copy sales day in Herald history when the team won the World Series. Installation of state-of-the-art offset presses is ongoing.

The Miami/Fort Lauderdale DMA population is expected to grow 26.7% between 1996 and 2015, compared with 18.0% for the U.S.

The Miami/Fort Lauderdale market in 1996 had income per capita 0.7% above the U.S. average; by 2015 it is projected to be 6.8% above.

                             San Jose Mercury News

1997 Revenue was $299.3 million. In 1997, Time magazine named the San Jose Mercury News the "most tech-savvy" newspaper in America. The Mercury News serves Silicon Valley, which encompasses San Jose, California's third-largest city, and surrounding communities. The region became the national leader in exports and is the world leader in high technology. Business Week reported: "In 1996, on average, one Valley company went public every five days...More than 50,000 new jobs were created, while wages grew five times the national average."

Sharing in Silicon Valley's economic boom, the Mercury News has introduced or developed products in the past year to compensate for a retail market that didn't grow as quickly as other segments.

Advertising revenue was up 5.0% in 1997. Classified was up just slightly after the major gains of 1996 and 1995, and retail rebounded strongly after year-earlier consolidations in the market. General, up 25%, has been the high point, driven by high-tech products and services, telecommunications and exports.

Mercury Center reflects the newspaper's innovative initiatives. The online edition added Just Go/Bay Area, an online entertainment guide; HomeHunter, a real estate site; and Bay Area Yellow Pages, an online directory. Existing products expanded: the Talent Scout recruitment site, for example, introduced a branded job fair.

Founded in 1993, Mercury Center (www.mercurycenter.com) averaged more than 1.2 million users per month in 1997. The site's stature as a news source was demonstrated during October's market tremors, registering over 2 million hits in a single day.

Nuevo Mundo, serving the nation's fourth-largest Hispanic market, celebrated its first anniversary. The Spanish-language free weekly ended the year with average circulation of 56,900 copies.

The population of the San Jose Metropolitan Statistical Area (MSA), which includes only Santa Clara County, is expected to grow 21.0% between 1996 and 2015; the U.S. average is 18.0%.

In 1996, San Jose had income per capita 33.7% above the U.S. average; by 2015 it is projected to be 32.6% above.

                              The Kansas City Star

1997 Revenue was $265.4 million. The Kansas City Star serves the Kansas City metro and outlying areas on both sides of the Kansas and Missouri state lines. The Star's primary market area consists of 11 counties in the two states.

After a relatively slow period of economic growth, Kansas City became a boomtown in 1996. Higher personal incomes, stronger economic output and increased employment in retail and service industries have led to a tight job market. Recruitment for the more than 19,000 new jobs created in 1997 brought an upsurge in help-wanted advertising, with a nearly 20% increase in revenue.

Kansas City's retail landscape has also been changing with the addition of several major retailers. Kohl's, Jacobson's, Target and Home Depot entered the market in late 1996 and early 1997, with Nordstrom set to debut in early 1998. Coupled with the addition of a major mall, retail advertising increased 9.5% in 1997.

Advertising revenue was up 10.1% in 1997 and is expected to increase about 7% in 1998. The profit margin was in the low 30s and is expected to remain steady.

The Star's online community site, kansascity.com, and online product, kcstar.com, continue to grow and improve. The kansascity.com site won the 1997 Newspaper Association of America Digital Edge award for best use of classified online. The site saw a 461% year-over-year increase in traffic for November. StarDirect, a subsidiary offering turnkey database marketing solutions, saw a 108% increase in revenue. Additionally, revenue increased 44% for Grand Communications, the event marketing subsidiary.

Kansas City in 1996 had income per capita 3.4% above the U.S. average; by 2015 it is projected to be 2.5% above.

                            Fort Worth Star-Telegram

1997 Revenue was $212.6 million. The Star-Telegram is located in the western portion of the Dallas/Fort Worth market. The four-county Fort Worth/Arlington PMSA metropolitan area ranks as the 32nd most populous in the U.S. and third largest in Texas in 1997.

The number of jobs hit a historic high in 1997, with 2% growth projected for 1998. Unemployment is just over 3%. In far North Fort Worth, the Texas Motor Speedway and a FedEx national distribution hub opened. Intel Corp. plans to open a $1.3 billion manufacturing facility by the year 2000, and Nokia and Motorola Fort Worth are expanding, making the area a new national technology center. The area is home to such Fortune 500 companies as American Airlines, Tandy Corporation and Burlington Northern Santa Fe Railroad.

The 1.8 million-square-foot Grapevine Mills opened and a major expansion of North East Mall is under way, including new Nordstrom and JCPenney stores. The Bass Performing Arts Hall will open in 1998. Renovation of historic buildings and construction of new housing are driving development of Sundance Square and downtown Fort Worth.

Ad revenue was up 6.5% in 1997, and we project about a 6% gain in 1998. Profit margin was in the mid-20s.

The Star-Telegram continues its intensely zoned approach to local news, advertising and customer service. The Arlington Star-Telegram set new circulation and advertising records in the face of aggressive competition in 1997. In 1998, Northeast Tarrant County will be served by four distinct editions of the successful weekly Hometown Star. Star-Telegram Online Services, under the banner Star-Telegram.com, is undergoing a major strategic repositioning and expansion of advertising opportunities. La Estrella, with its two distinct bilingual and Spanish-predominant weekly editions, continues to develop.

Fort Worth/Arlington's population has grown 57% since 1980, and is expected to grow 39.9% between 1996 and 2015, compared with 18.0% for the U.S.

                               Detroit Free Press

1997 Revenue (Knight Ridder's share) was $201.7 million. The Detroit Free Press is the largest newspaper in Michigan. The combined Sunday edition, The Detroit News and Free Press, ranks sixth in circulation in the nation.

The two newspapers are published by Detroit Newspapers (DN), an agency combining the business operations of the two newspapers. This joint operating agency (JOA) was formed in 1989. The profits (or losses) are split equally between the two partners, Knight Ridder and Gannett Co. The Free Press is an a.m. paper and The News is a p.m. paper. On weekends, they publish combined editions.

On July 13, 1995, six of DN's 11 unions struck over proposed changes in work rules. In February 1997, the unions made an unconditional offer to return to work.

In normal times, Detroit will generate approximately $450 million in revenue from its two newspapers. Total advertising at the end of 1997 was at about 90% of prestrike levels.

Retail advertising was at nearly 80%; general was about the same, and classified was slightly improved from prestrike levels.

Circulation continued to improve; as of the ABC Publisher's Statement for the six months ended Sept. 30, 1997, it was at approximately 71.6% of its prestrike level for the daily Free Press and 74.4% for the combined Sunday paper. DN continues to rebound in both advertising and circulation. The company returned to profitability in the fourth quarter of 1996.

Detroit in 1996 had income per capita 15.3% above the U.S. average; in 2015 it is projected to be 9.1% above.

                             The Charlotte Observer

1997 Revenue was $171.9 million. The Charlotte Observer, the largest-circulation daily in North and South Carolina, is sold primarily in a 15-county region across the two states. The Observer enjoyed strong advertising growth in 1997, with retail revenue up 8.7%, general up 2.2% and classified up 13.3% over last year. Continued growth is expected in 1998.

Population in the Charlotte Metropolitan Statistical Area (MSA) is expected to grow 26.9% between 1996 and 2015, compared with the U.S. average of 18.0%.


Item 2. PROPERTIES

The company has daily newspaper facilities in 28 markets located in 18 states. These facilities vary in size from 7,300 square feet at the Florida Keys Keynoter operation in Marathon, Fla., to 2.8 million square feet in Philadelphia. In total, they occupy about 10.5 million square feet. Approximately 2.1 million of the total square footage is leased from others. Virtually all the owned property is owned in fee. The company owns substantially all of its production equipment, although certain office equipment is leased. The company also owns land for future expansion in Columbus and Macon, Ga., Detroit and San Jose.

Knight Ridder properties are maintained in excellent operating condition and are suitable for present and foreseeable operations. During the three years ended Dec. 28, 1997, the company spent approximately $311.6 million for capital additions and improvements to its properties, excluding discontinued BIS operations.

Item 3.  LEGAL PROCEEDINGS

On July 13, 1995, six unions struck the Detroit Free Press, The Detroit News and the Detroit Newspaper Agency, which operates both newspapers. Subsequently, the unions filed numerous unfair labor practice charges against the newspapers and the Agency. In June 1997, after a lengthy trial, a National Labor Relations Board (NLRB) administrative law judge ruled that the strike was caused by the unfair labor practices of the Agency and The Detroit News and recommended that the Agency and the newspapers reinstate all strikers, displacing permanent replacements if necessary. The Agency and the newspapers have appealed the decision, which is pending before the NLRB.

Various libel actions and environmental and other legal proceedings that have arisen in the ordinary course of business are pending against the company and its subsidiaries. In the opinion of management, the ultimate liability to the company and its subsidiaries as a result of all legal proceedings, including Detroit, will not be material to its financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders of Knight-Ridder, Inc., during the quarter ended December 28, 1997.


PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                   KRI Stock

Knight Ridder common stock is listed on the New York Stock Exchange and the Frankfurt Stock Exchange under the symbol KRI.

The stock is also traded in exchanges in Philadelphia, Chicago, Boston, San Francisco, Los Angeles and Cincinnati, and through the Intermarket Trading System. Options are traded on the Philadelphia Exchange.

Knight Ridder stock split two-for-one in 1996. The company's 81.6 million shares outstanding at December 28, 1997, were held in all 50 states by 11,723 shareholders of record.

                          Market Price of Common Stock

The last closing price of the company's common stock prior to the preparation of this report was $55.06 on Jan. 30, 1998.

The average stock trading volume per day for the years 1997, 1996, and 1995 was 271,016, 181,805, and 132,300, respectively. The following table presents the company's common stock market data:

                         1997                  1996                    1995
                 -------------------     ----------------      --------------------
Quarter            High        Low        High      Low         High         Low
                 --------     ------     -------  -------      -------     --------

1st ...........  42 3/8       37 3/8     36 1/16  29 7/8       28 1/16     25 1/8
2nd ...........  49           35 3/4     38 7/16  32 11/16     28 7/8      26 3/16
3rd ...........  55 13/16     48 3/4     38       32 7/16      29 3/16     27 5/8
4th ...........  57 1/8       49 1/8     42       35 3/8       33 5/16     28 1/8

                            Treasury Stock Purchases

The table below is a summary of treasury stock purchases since 1987:

                               Shares                         Cost
                              Purchased                      (000s)
                             ----------                    ----------
1997 ......................  13,824,300                    $  643,375
1996 ......................   6,219,100                       221,768
1995 ......................  11,508,600                       319,363
1994 ......................   5,044,600                       136,977
1993 ......................   1,500,000                        40,693
1992
1991
1990 ......................   5,325,400                       129,909
1989 ......................   5,522,200                       131,885
1988 ......................   9,099,200                       198,279
1987 ......................   2,000,000                        38,728


                                   Dividends

Common stock dividend history and policy appears in Item 6. "11 Year Financial Highlights", Item 7. "Management's Discussion and Analysis of Financial
Condition and Results of Operations", Quarterly Operations, and Item 8. "Financial Statements and Supplementary Data", Note E, incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

11-YEAR FINANCIAL HIGHLIGHTS

The following data was compiled from the  consolidated  financial  statements of Knight Ridder and  subsidiaries.  The  consolidated financial  statements and related notes and  discussions for the year ended Dec. 28, 1997 (Items 7 and 8) should be read in order to obtain a better understanding of this data.
------------------------------------------------------------------------------------------------------------------------------------
                                           Compound
                                          Growth Rate
(In thousands, except per share        ----------------            Dec. 28              Dec. 29              Dec. 31
data and ratios)                       5-Year   10-Year             1997                 1996                 1995
                                       ------   -------          -----------          -----------          -----------
SUMMARY OF OPERATIONS
Operating Revenue
  Advertising ........................   8.8%      4.2%         $ 2,202,251          $ 1,793,424          $ 1,672,970
  Circulation ........................   4.3       4.7              567,757              501,826              495,315
  Other ..............................  21.7       8.6              106,777               78,974               81,897
                                                                -----------          -----------          -----------
    Total Operating Revenue ..........   8.2       4.4            2,876,785            2,374,224            2,250,182
                                                                -----------          -----------          -----------
Operating Costs
  Labor, newsprint and other
    operating costs ..................   6.7       4.0            2,214,026            1,920,444            1,923,179
  Depreciation and amortization ......  11.8       7.1              156,731              120,647               98,741
                                                                -----------          -----------          -----------
    Total Operating Costs ............   7.0       4.2            2,370,757            2,041,091            2,021,920
                                                                -----------          -----------          -----------
Operating Income .....................  14.6       5.5              506,028              333,133              228,262
  Interest expense ...................  12.4       6.6             (102,662)             (73,137)             (59,512)
  Other, net(1) ......................  82.6      30.2              290,486               50,213               14,067
  Income taxes, net ..................  29.2       9.7             (297,348)            (124,829)             (72,861)
                                                                -----------          -----------          -----------
Income from continuing operations(1)..  24.0      10.3              396,504              185,380              109,956
Discontinued BIS operations(2) .......                               16,511               82,493               57,426
Discontinued broadcast operations(2)
Cumulative effect of changes in
  accounting principles(3) ...........                                                                      (7,320)
                                                                -----------          -----------          -----------
Net Income(1) ........................  58.8      10.3          $   413,015          $   267,873          $   160,062
                                                                ===========          ===========          ===========
Operating income percentage (profit
  margin) ............................                                 17.6%                14.0%                10.1%
-----------------------------------------------------------------------------------------------------------------------
SHARE DATA(4)
Basic weighted-average number of
  shares .............................                               88,475               96,021               99,451
Diluted weighted-average number of
  shares .............................                              101,314               97,420              100,196
Earnings per share
Basic:
Continuing operations(1)..............  29.3      13.2          $      4.48          $      1.93          $      1.11
Discontinued BIS operations(2) .......                                 0.19                 0.86                 0.57
Discontinued broadcast operations(2)
Cumulative effect of changes in
  accounting principles(3) ...........                                                                          (0.07)
Net income(1) ........................  65.2      13.2                 4.67                 2.79                 1.61
Diluted:
Continuing operations(1)..............  26.3      11.9          $      3.91          $      1.90                $1.10
Discontinued BIS operations(2) .......                                 0.17                 0.85                 0.57
Discontinued broadcast operations(2)
Cumulative effect of changes in
  accounting principles(3) ...........                                                                          (0.07)
Net income(1) ........................  61.6      11.9                 4.08                 2.75                 1.60
Dividends declared per common
  share(5) ...........................   2.7       4.5                 0.80                 0.58-1/2             0.74
Common stock price
  High ...............................                                   57-1/8               42                   33-5/16
  Low ................................                                   35-3/4               29-7/8               25-1/8
  Close ..............................                                   50-3/16              39-1/4               31-1/4
Shareholders' equity per common
  share ..............................   7.8       7.0          $     15.65          $     12.12          $     11.43
Price/earnings ratio(6) ..............                               21.8:1               21.6:1               28.4:1
-----------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
Common stock acquired ................                          $   643,375          $   221,768          $   319,363
Payment of cash dividends ............                               78,335               74,262               74,377
Ratio of earnings to fixed
  charges (7) ........................                                7.1:1                4.0:1                3.2:1
At Year End
  Total assets .......................                          $ 4,355,142          $ 2,860,907          $ 2,966,321
  Long-term debt (excluding current
    maturities) ......................                            1,599,133              771,335            1,000,721
  Total debt .........................                            1,668,830              821,335            1,013,850
  Shareholders' equity ...............                            1,551,673            1,131,508            1,110,970
  Return on average shareholders'
    equity(8) ........................                                 30.8%                23.9%                14.3%
  Current ratio ......................                                1.2:1                1.0:1                1.1:1
  Total debt/total capital ratio .....                                 51.8%                42.1%                47.7%

-----------------------------------------------------------------------------------------------------------
(In thousands, except per share           Dec. 25          Dec. 26          Dec. 27          Dec. 29
data and ratios)                           1994              1993             1992             1991
                                        -----------      -----------      -----------      -----------
SUMMARY OF OPERATIONS
Operating Revenue
  Advertising .....................     $ 1,583,373      $ 1,481,631      $ 1,444,144      $ 1,429,661
  Circulation .....................         484,581          474,420          460,014          439,029
  Other ...........................          66,968           56,772           39,932           35,127
                                        -----------      -----------      -----------      -----------
    Total Operating Revenue .......       2,134,922        2,012,823        1,944,090        1,903,817
                                        -----------      -----------      -----------      -----------
Operating Costs
  Labor, newsprint and other
    operating costs ...............       1,730,158        1,655,138        1,597,983        1,593,847
  Depreciation and amortization ...          96,613           96,233           89,665           86,896
                                        -----------      -----------      -----------      -----------
    Total Operating Costs .........       1,826,771        1,751,371        1,687,648        1,680,743
                                        -----------      -----------      -----------      -----------
Operating Income ..................         308,151          261,452          256,442          223,074
  Interest expense ................         (44,216)         (44,403)         (52,358)         (68,806)
  Other, net(1) ...................           1,802            2,987           13,868           35,832
  Income taxes, net ...............        (106,493)         (83,281)         (82,496)         (67,965)
                                        -----------      -----------      -----------      -----------
Income from continuing operations(1)        159,244          136,755          135,456          122,135
Discontinued BIS operations (2) ...          11,656           11,334           10,630            9,933
Discontinued broadcast operations (2)
Cumulative effect of changes in
  accounting principles(3) ........                                          (105,200)
                                        -----------      -----------      -----------      -----------
Net Income(1) .....................     $   170,900      $   148,089      $    40,886      $   132,068
                                        ===========      ===========      ===========      ===========
Operating income percentage (profit
  margin) .........................            14.4%            13.0%            13.2%            11.7%
-----------------------------------------------------------------------------------------------------------
SHARE DATA(4)
Basic weighted-average number
  of shares .......................         107,888          109,702          108,948          102,586
Diluted weighted-average number of
  shares ..........................         108,551          110,663          110,356          103,594
Earnings per share
Basic:
Continuing operations(1)...........     $      1.48      $      1.25      $      1.24      $      1.19
Discontinued BIS operations(2) ....            0.10             0.10             0.11             0.10
Discontinued broadcast operations(2)
Cumulative effect of changes in
  accounting principles(3) ........                                             (0.97)
Net income(1) .....................            1.58             1.35             0.38             1.29
Diluted:
Continuing operations(1)...........     $      1.47      $      1.24      $      1.22      $      1.18
Discontinued BIS operations(2)                 0.10             0.10             0.10             0.09
Discontinued broadcast operations(2)
Cumulative effect of changes in
  accounting principles(3) ........                                             (0.95)
Net income(1) .....................            1.57             1.34             0.37             1.27
Dividends declared per common
  share(5) ........................            0.73             0.70             0.70             0.70
Common stock price
  High ............................              30-1/2           32-1/2           32-1/16          28-3/4
  Low .............................              23-1/4           25-5/16          25-3/8           21-7/8
  Close ...........................              25-7/16          29-11/16         29-1/16          25-3/8
Shareholders' equity per common
  share ...........................     $     11.58      $     11.33      $     10.75      $     10.72
Price/earnings ratio(6) ...........          17.3:1           23.9:1           23.8:1           21.5:1
-----------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
Common stock acquired .............     $   136,977      $    40,693      $        --      $        --
Payment of cash dividends .........          77,942           76,787           75,992           71,087
Ratio of earnings to fixed
  charges(7) ......................           5.2:1            4.4:1            3.8:1            2.8:1
At Year End
  Total assets ....................     $ 2,409,239      $ 2,399,067      $ 2,431,307      $ 2,305,731
  Long-term debt (excluding current
    maturities) ...................         411,504          410,388          495,941          556,797
  Total debt ......................         411,504          451,075          560,245          606,840
  Shareholders' equity ............       1,224,654        1,243,169        1,181,812        1,148,620
  Return on average shareholders'
    equity(8) .....................            13.9%            12.2%            12.5%            12.9%
  Current ratio ...................           1.0:1            1.0:1            1.1:1            1.1:1
  Total debt/total capital ratio ..            25.2%            26.6%            32.2%            34.6%

-------------------------------------------------------------------------------------------------------
(In thousands, except per share         Dec. 30          Dec. 31        Dec. 31        Dec. 31
data and ratios)                          1990            1989            1988           1987
                                      -----------      -----------     ----------    -----------
SUMMARY OF OPERATIONS
Operating Revenue
  Advertising .....................   $ 1,556,932      $ 1,577,449     $1,523,030    $ 1,464,447
  Circulation .....................       403,188          385,214        370,898        357,553
  Other ...........................        31,981           32,212         29,743         46,922
                                      -----------      -----------     ----------    -----------
    Total Operating Revenue .......     1,992,101        1,994,875      1,923,671      1,868,922
                                      -----------      -----------     ----------    -----------
Operating Costs
  Labor, newsprint and other
    operating costs ...............     1,617,138        1,593,186      1,571,525      1,494,003
  Depreciation and amortization ...        91,553           91,780         84,657         78,807
                                      -----------      -----------     ----------    -----------
    Total Operating Costs .........     1,708,691        1,684,966      1,656,182      1,572,810
                                      -----------      -----------     ----------    -----------
Operating Income ..................       283,410          309,909        267,489        296,112
  Interest expense ................       (71,784)         (84,492)       (62,456)       (49,550)
  Other, net(1) ...................        17,019           57,505         26,732         20,053
  Income taxes, net ...............       (88,076)        (108,883)       (86,484)      (117,369)
                                      -----------      -----------     ----------    -----------
Income from continuing operations(1)      140,569          174,039        145,281        149,246
Discontinued BIS operations (2) ...         8,476            5,797          1,494           (512)
Discontinued broadcast operations (2)                       67,366          9,608          6,429
Cumulative effect of changes in
  accounting principles(3) ........
                                      -----------      -----------     ----------    -----------
Net Income(1) .....................   $   149,045      $   247,202     $  156,383    $   155,163
                                      ===========      ===========     ==========    ===========
Operating income percentage (profit
  margin) .........................          14.2%            15.5%          13.9%          15.8%
-------------------------------------------------------------------------------------------------------
SHARE DATA(4)
Basic weighted-average number
  of shares .......................       100,098          103,110        111,842        114,794
Diluted weighted-average number of
  shares ..........................       101,366          104,878        113,406        117,292
Earnings per share
Basic:
Continuing operations(1)...........   $      1.40      $      1.69     $     1.30    $      1.30
Discontinued BIS operations(2) ....          0.09             0.06           0.01          (0.01)
Discontinued broadcast operations(2)                          0.65           0.09           0.06
Cumulative effect of changes in
  accounting principles(3) ........
Net income(1)......................          1.49             2.40           1.40           1.35
Diluted:
Continuing operations(1)...........   $      1.39      $      1.66     $     1.28    $      1.27
Discontinued BIS operations(2).....          0.08             0.06           0.01
Discontinued broadcast operations(2)                          0.64           0.09           0.05
Cumulative effect of changes in
  accounting principles(3) ........
Net income(1) .....................          1.47             2.36           1.38           1.32
Dividends declared per common
  share(5) ........................          0.67             0.62-1/4       0.57-1/4       0.51-1/2
Common stock price
  High ............................            29               29-3/16        23-7/8         30-5/8
  Low .............................            18-1/2           21-7/16        17-7/8         16-5/8
  Close ...........................            22-15/16         29-3/16        22-11/16       20-1/16
Shareholders' equity per common
  share ...........................   $      9.05      $      8.92     $     7.74    $      7.93
Price/earnings ratio(6) ...........        16.5:1           21.2:1         17.7:1         15.8:1
-------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
Common stock acquired .............   $   129,909      $   131,885     $  198,279    $    38,728
Payment of cash dividends .........        66,422           63,260         62,990         57,426
Ratio of earnings to fixed
  charges(7) ......................         3.3:1            3.6:1          3.8:1          5.3:1
At Year End
  Total assets ....................   $ 2,244,919      $ 2,112,184     $2,340,576    $ 1,904,117
  Long-term debt (excluding current
    maturities) ...................       803,914          660,900        727,043        508,203
  Total debt ......................       823,958          712,940      1,037,075        553,235
  Shareholders' equity ............       894,913          917,145        821,625        901,498
  Return on average shareholders'
    equity(8) .....................          16.5%            28.4%          18.2%          18.1%
  Current ratio ...................         1.2:1            1.2:1          1.1:1          1.2:1
  Total debt/total capital ratio ..          47.9%            43.7%          55.8%          38.0%

(1) Other, net, Income from Continuing Operations and Net Income include: the gains from the sales of TKR Cable and our newspapers in Long Beach, Calif., Boca Raton, Fla., Milledgeville, Ga., and Newberry, S.C., as well as the gain on the Boulder, Colo., exchange in 1997; the gain on Netscape in 1996; and the gain from the sale of Pasadena Star-News in 1989. Net income also includes the gains on the sales of KRII in 1997, KRF in 1996, and the JoC in 1995.
(2) All years have been restated to present the Business Information Services Division (BIS) as discontinued operations. Results of operations of the company's BIS Division (discontinued in 1997), and Broadcast Division (discontinued in 1989) and the gains on the sales of BIS and broadcast assets are presented as "discontinued BIS operations" and "discontinued broadcast operations," respectively.
(3) For 1995, the cumulative effect of change in accounting principle represents an adjustment from the implementation of FAS 116--Accounting for Contributions Received and Contributions Made. For 1992, the cumulative effect of change in accounting principle represents adjustments from the implementation of FAS 109--Accounting for Income Taxes and FAS 106--Accounting for Postretirement Benefits Other than Pensions.
(4) All share data is restated for a stock split in 1996.
(5) The Board of Directors declared a $0.20 per share dividend on Jan. 28, 1997. The quarterly dividend previously paid in January was paid in February.
(6) Price/earnings ratio is computed by dividing closing market price by diluted earnings per share from continuing operations. 1995 and 1992 earnings exclude the effects of changes in accounting principles. Earnings also exclude the gains from the sales of TKR Cable, our four newspapers in Long Beach, Calif., Boca Raton, Fla., Milledgeville, Ga., and Newberry, S.C., as well as the gain on the Boulder exchange in 1997; the gain on Netscape in 1996; and the gain from the sale of the Pasadena Star-News in 1989.
(7) The ratio of earnings to fixed charges is computed by dividing earnings (as adjusted for fixed charges and undistributed equity income from unconsolidated subsidiaries) by fixed charges for the period. Fixed charges include the interest on debt (before capitalized interest), the interest component of rental expense, and the proportionate share of interest expense on guaranteed debt of certain equity-method investees and on debt of 50%-owned companies.
(8) Return on average shareholders' equity is computed by dividing net income before the cumulative effect of changes in accounting principles in 1995 and 1992, including the results of discontinued operations in 1987 through 1997, by average shareholders' equity. Average shareholders' equity is the average of shareholders' equity on the first day and the last day of the fiscal year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    Glossary of Newspaper Advertising Terms

The following definitions may be helpful when reading Management's Discussion and Analysis of Operations.

RETAIL. Display advertising from local merchants, such as department and grocery stores, selling goods and services to the public.
GENERAL. Display advertising by national advertisers that promotes products or brand names on a nationwide basis.
CLASSIFIED. Small, locally placed ads listed together and organized by category, such as real estate sales, employment opportunities or automobile sales, and display-type advertisements in these categories.
FULL-RUN. Advertising appearing in all editions of a newspaper.
PART-RUN. Advertising appearing in select editions or zones of a newspaper's market. Part-run advertising is translated into full-run equivalent linage (referred to as factored) based on the ratio of the circulation in a particular zone to the total circulation of a newspaper.
RUN-OF-PRESS (ROP). All advertising printed on Knight Ridder presses and appearing within a newspaper.
PREPRINT. Advertising supplements prepared by advertisers and inserted into a newspaper.

Knight Ridder is the nation's second-largest newspaper publisher in terms of revenue and circulation, with products in print and online. The company publishes 31 daily newspapers in 28 U.S. markets, reaching 9.0 million readers daily and 12.6 million on Sunday. It maintains 34 associated Web sites.

In 1997, the gross revenue from these businesses was about $2.9 billion. The company is also involved in other newspaper businesses and newsprint manufacturing through business arrangements, including joint ventures and partnerships.

Newspaper revenue is derived principally from advertising and newspaper copy sales. Newspaper advertising currently accounts for about 77% of consolidated revenue. This revenue comes from the three basic categories of advertising -- retail, general and classified discussed herein.

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

Circulation revenue results from the sale of newspapers. Circulation of daily and Sunday newspapers currently accounts for about 20% of consolidated revenue. It is reported at the net wholesale price for newspapers delivered or sold by independent contractors and at the retail price for newspapers delivered or sold by employees.

Other newspaper revenue comes from commercial job printing, alternate delivery services, niche publications, online services, newsprint waste sales, book publishing, newspaper trucking services, audiotext and other miscellaneous sources.

On April 4, 1997, the company announced that it would divest Knight-Ridder Information, Inc. (KRII). On Dec. 11, 1997, the company announced that it would sell Technimetrics, Inc., its global diversified information subsidiary. These announcements resulted in the reclassification of the former Business Information Services (BIS) segment as discontinued operations. KRII was sold to M.A.I.D plc on Nov. 14, 1997, for $420 million plus a working capital purchase price adjustment of approximately $15 million. Prior to July 1996, the BIS segment included Knight-Ridder Financial (KRF). KRF was sold on July 26, 1996, to Global Financial Information Corporation for $275 million. Prior to April 1995, the BIS segment included the Journal of Commerce (JoC). The JoC was sold on April 3, 1995, to the Economist Group of London for $115 million.

                             Results of Operations

SUMMARY OF OPERATIONS. A summary of the company's operations, certain share data and other financial data for the past 11 years is provided in Item 6. Compound growth rates for the past five- and 10-year periods are also included, if applicable. A review of this summary and of the supplemental information in Item 6 will provide a better understanding of the following discussion and analysis of operating results and of the financial statements as a whole. The supplemental information contains financial data for the company's largest newspapers and information regarding the company's properties, technology and the raw materials used in operations.

RESULTS OF OPERATIONS: 1997 VS. 1996

Diluted earnings per share from continuing operations was $3.91, up $2.01 from the $1.90 reported in 1996. The $3.91 includes three one-time gains on sales: a $1.27 gain on the sale of TKR Cable, a $.24 gain on the exchange of the Daily Camera in Boulder, Colo., and a $.10 gain on the sale of four newspapers. The $1.90 includes an $.08 gain on the sale of our Netscape Communications Corporation (Netscape), investment, net of adjustments in the carrying value of certain investments. Excluding the one-time gains from 1997 and 1996, diluted EPS for 1997 was $2.30, which was up $.48, or 26.4%, from the $1.82 earned in 1996.

Operating income in 1997 was $506.0 million, up $172.9 million, or 51.9%, from 1996. The results include operations from four newspapers acquired from The Walt Disney Company in May and from two newspapers received in exchange from E.W. Scripps Co. for the Boulder, Colo. newspaper in August. They exclude results from the Boulder Daily Camera after August and for the Long Beach (Calif.) Press-Telegram, the Boca Raton (Fla.) News, The (Milledgeville, Ga.)
Union-Recorder and the Suburban Newberry (S.C.) Observer after their date of sale in December 1997. On a pro forma basis for the former Disney and Scripps newspapers (that is, including full-year results in 1997 and 1996) and excluding the sold newspapers from both 1997 and 1996 (comparable basis), operating income was up $122.9 million, or 30.2%, from 1996. The increase was due to an 8.0% increase in total advertising revenue offset in part by a 2.7% increase in operating costs.

OPERATING REVENUE. Total company revenue of $2.9 billion was up 21.2% from 1996. On a comparable basis, total operating revenue was up 6.7%.

Newspaper advertising revenue increased by $408.8 million, or 22.8%, in 1997 on a full-run ROP linage increase of 18.0%. On a comparable basis, total advertising revenue improved by 8.0% from 1996 on a full-run ROP linage increase of 6.7%. The following table summarizes the percentage change in revenue and full-run ROP linage from 1996 as reported in our financial statements, as well as results on a comparable basis.

                                                       Pro Forma But Excluding
                                                         Divested Newspapers*
                                                     -------------------------
                                         % Change                     % Change
                           % Change   in Full-Run      % Change    in Full-Run
Advertising Category     in Revenue    ROP Linage    in Revenue     ROP Linage
                         ----------   -----------    ----------    -----------
Retail .................     22.8          19.0           5.7           5.6
General ................     23.8          16.7          11.8           8.4
Classified .............     22.6          17.3           9.6           7.6
  Total ................     22.8          18.0           8.0           6.7

* Including full-year results in 1997 and 1996 for the former Disney and Scripps newspapers and excluding the sold newspapers from both 1997 and 1996.

Retail advertising revenue improved by $187.0 million, or 22.8%, from 1996 on a 19.0% increase in full-run ROP linage. On a comparable basis, retail advertising revenue increased 5.7% from 1996, with increases seen at almost all of our newspapers.

General advertising revenue was up $47.3 million, or 23.8%, from 1996 on a 16.7% increase in full-run ROP linage. On a comparable basis, general advertising revenue was up 11.8%.

Classified advertising revenue was up $174.6 million, or 22.6%, from 1996 on a 17.3% increase in full-run ROP linage. On a comparable basis, classified advertising revenue was up 9.6%. The increase was due primarily to help wanted.

Circulation revenue improved by $65.9 million, or 13.1%. On a comparable basis, circulation revenue increased 0.5% on an average daily circulation increase of 16,912 copies, or 0.4%, and an average Sunday circulation decrease of 27,719 copies, or 0.5%.

Other revenue increased $27.8 million, or 35.2%, during 1997 due to increases in commercial print and augmentation revenue.

OPERATING EXPENSES. Labor and employee benefits costs were up $165.2 million, or 17.1%. On a comparable basis, labor and employee benefits costs were up $67.7 million, or 6.2%, on a 2.9% increase in the work force and an average wage rate increase of 4.2%.

Newsprint, ink and supplements costs decreased by $5.9 million, or 1.2%, due to a 20.7% decrease in the average cost per ton of newsprint, offset in part by increased newsprint consumption of 129,000 tons for the year, due to acquisitions, greater ad volume and some increased newshole.

Depreciation and amortization increased $36.1 million, or 29.9%, due to amortization expense associated with the acquisition of the former Disney newspapers.

Other operating expenses increased by $134.3 million, or 27.9%. On a comparable basis, other operating expenses were up $71.6 million, or 12.6%. Expenditures for circulation promotion accounted for a large part of the increase.

NON-OPERATING ITEMS. Net interest expense increased $33.6 million, or 55.8%, from 1996, due to higher debt levels associated with the Disney acquisition. The average debt balance for the year increased $150.8 million from 1996, due to the debt assumed with the former Disney newspaper acquisition.

Equity in earnings of unconsolidated companies and joint ventures decreased by $19.1 million, or 63.8%, due to the absence of earnings from the cable investment (sold in January 1997) and lower income from our newsprint mill investments.

The "Other, net" line of the non-operating section increased $265.7 million over 1996, due to the gain on TKR Cable, the Boulder exchange and the four newspapers sold in December. The 1996 results included the gain on the sale of our investment in Netscape, net of the reduction in the carrying value of certain other investments.

INCOME TAXES. The effective income tax rate on a continuing operations basis for 1997 was 42.9%, up from 40.2% in 1996. The rate increase was due to additional nondeductible goodwill amortization from the Disney acquisition.

OTHER. Net income in 1997 includes an after-tax gain on the sale of Knight-Ridder Information, Inc., of $15.3 million, or $.15 per share (diluted), and income from discontinued BIS operations, net of applicable taxes, of $1.3 million, or $.02 per share (diluted).

RESULTS OF OPERATIONS: 1996 VS. 1995

Diluted earnings per share from continuing operations were $1.90, up $.80 from the $1.10 reported in 1995. The $1.90 includes an $.08 gain on the sale of our Netscape investment, net of adjustments in the carrying value of certain investments. Excluding this gain, diluted EPS for 1996 was $1.82, which was up $.72 from $1.10 earned in 1995.

Operating income in 1996 was $333.1 million, up $104.9 million, or 45.9%, from 1995. The results include Detroit, which was rebuilding throughout the year from a strike that began on July 13, 1995. They also include a full year of operations for Contra Costa Newspapers (CCN), which was purchased on Oct. 31, 1995. And, finally, they reflect a 52-week year for 1996 as opposed to a 53-week year for 1995, an anomaly of our fiscal-year reporting convention. On a pro forma basis for CCN (that is, full-year results for 1995, including the period in which the company did not own CCN), but excluding Detroit from both years and the 53rd week from 1995 (comparable basis), operating income was up $72.8 million, or 27.0%, from 1995. The increase was due to a 5.2% increase in total advertising revenue and improvement in operating profit in Philadelphia and other large markets.

OPERATING REVENUE. Total company revenue of $2.4 billion was up 5.5% from 1995. On a comparable basis, total operating revenue was up 4.0%.

Advertising revenue increased by $120.5 million, or 7.2%, in 1996 on a full- run ROP linage increase of 10.0%. On a comparable basis, total advertising revenue improved by 5.2% from 1995. The following table summarizes the percentage change in revenue and full-run ROP linage from 1995 as reported in our financial statements, as well as results on a pro forma basis for CCN, but excluding
Detroit:

                                                              Pro Forma
                                                       Contra Costa Newspapers
                                                        But Excluding Detroit
                                                     -------------------------
                                         % Change                     % Change
                           % Change   in Full-Run      % Change    in Full-Run
Advertising Category     in Revenue    ROP Linage    in Revenue*    ROP Linage
                         ----------   -----------    -----------   -----------
Retail ...............        1.7           4.7          (0.3)         (4.6)
General ..............        8.9          21.5           7.5           5.0
Classified ...........       13.2          14.3          10.9           4.3
  Total ..............        7.2          10.0           5.2           0.1

* Excludes the 53rd week from 1995 results.

Retail advertising revenue improved by $14.0 million, or 1.7%, from 1995 on a 4.7% increase in full-run ROP linage. On a comparable basis, retail advertising revenue decreased 0.3% from 1995, primarily as a result of department store consolidations in Philadelphia and Northern California. Excluding these markets and Detroit, retail was up 1.9% in the rest of the markets on a 52-week basis.

General advertising revenue was up $16.3 million, or 8.9%, from the prior year, with an increase in full-run ROP linage of 21.5%. On a comparable basis, general advertising revenue was up 7.5%.

Classified revenue improved by $90.2 million, or 13.2%, on a 14.3% increase in full-run ROP volume from 1995. Employment advertising revenue, up 22.8% for the year, was the strength of our classified revenue performance. On a comparable basis, classified advertising revenue was up 10.9%. Philadelphia and San Jose contributed more than half of the classified revenue improvement.

Circulation revenue improved by $6.5 million, or 1.3%, on an average daily circulation decrease of 217,957 copies, or 5.9%, and an average Sunday circulation decrease of 307,088 copies, or 6.0%. The circulation copy decline reflects the impact of the Detroit strike.

Other revenue decreased $2.9 million, or 3.6%, during 1996, partly due to the decline of newsprint waste sales and one less week in the fiscal year.

OPERATING EXPENSES. Labor and employee benefits costs were down $2.4 million, or 0.2%, with a 4.3% decrease in the work force, excluding Detroit. The decrease in labor and employee benefits costs was due primarily to the reduction in the work force, the fourth quarter 1995 charge for buyouts and separation costs and the impact of the 53rd week. These reductions were partly offset by an increase in the average wage per employee of 3.8%, (excluding Detroit and CCN).

Newsprint, ink and supplements costs increased by $25.4 million, or 5.7%, due to an 11.5% increase in the average cost per ton of newsprint offset by a 4.0% decrease in newsprint consumption from the prior year.

Depreciation and amortization increased $21.9 million, or 22.2%, due mostly to the acquisition of CCN.

Other operating costs decreased 5.1% from 1995. On a pro forma basis for CCN, but excluding Detroit and the impact of the 53rd week, other operating costs were down 1.6% from the prior year.

NON-OPERATING ITEMS. Net interest expense increased $11.2 million, or 22.8%, from 1995, due primarily to higher debt levels. The average debt balance for the year increased $325.2 million from 1995, due largely to the $221.8 million repurchase of 6.2 million shares in 1996 and the $360 million acquisition of CCN in the fourth quarter of 1995.

Equity in earnings of unconsolidated companies and joint ventures increased by $9.2 million during 1996 due to earnings improvements from our newsprint mill investments, which benefited from the rise in newsprint prices.

The "Other, net" line of the non-operating section increased $25.0 million over 1995, mostly as a result of the 1996 gain on the sale of our investment in Netscape, net of the reduction in the carrying values of certain other investments.

INCOME TAXES. The effective income tax rate on a continuing operations basis for 1996 was 40.2%, up from 39.9% in 1995. The increase was due to a change in the distribution of income to states with higher income tax rates.

OTHER. Net income in 1996 includes a one-time after-tax gain on the sale of Knight-Ridder Financial of $86.3 million, or $.89 per share (diluted), and a loss from discontinued BIS operations, net of applicable taxes, of $3.8 million, or $.04 per share (diluted).

RESULTS OF OPERATIONS: 1995 VS. 1994

Diluted earnings per share from continuing operations was $1.10, down $.37, or 25.2%, from $1.47 per share in 1994. The decline in earnings per share from 1994 was due to the impact of the Detroit strike, the increase in the cost of newsprint from 1994 and fourth quarter charges related to buyout and separation expenses.

Operating income in 1995 was $228.3 million, down from $308.2 million in 1994 on a $115.3 million, or 5.4%, increase in revenue. Operating income as a percentage of revenue was 10.1%, compared with 14.4% in 1994. The decline in operating income from 1994 was due primarily to:

  - A $72.7 million decline from Detroit's prior year operating profit as a result of the strike that began on July 13, 1995.

  - A nearly 40% increase in the cost of newsprint from 1994, which resulted in a $105.9 million expense increase.

  - Charges related to buyout and separation expenses of about $16 million, of which $15.3 million was charged in the fourth quarter of 1995.

Excluding the Detroit operations and buyout and separation charges from both years, operating income would have been up 1.8% from 1994.

OPERATING REVENUE. Total operating revenue of $2.3 billion was up $115.3 million, or 5.4%, from 1994.

Advertising revenue increased by $89.6 million, or 5.7%, in 1995 on a full- run ROP linage increase of 2.8%. The 1995 results reflect: reduction in revenue due to the Detroit strike, two months of revenue recorded for Contra Costa Newspapers (CCN), acquired on Oct. 31, 1995, and an additional week of revenue (53 weeks vs. 52 weeks) in 1995. Excluding the impact of these items from 1995 results, advertising revenue would have increased by 5.8%. The following table summarizes the percentage change in revenue and full-run ROP linage from 1994 as reported in our financial statements, as well as results excluding Detroit and
CCN:

                                                       Excluding Detroit and
                                                      Contra Costa Newspapers
                                                     -------------------------
                                         % Change                     % Change
                           % Change   in Full-Run      % Change    in Full-Run
Advertising Category     in Revenue    ROP Linage    in Revenue     ROP Linage
                         ----------   -----------    ----------    -----------
Retail ................       1.9          (0.6)          3.8          (2.4)
General ...............      (1.1)          2.9           0.6           1.3
Classified ............      12.6           6.7          14.3           5.4
  Total ...............       5.7           2.8           7.5           1.3

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

Circulation revenue improved by $10.7 million, or 2.2%, on an average daily circulation increase of 52,866 copies, or 1.5%, and an average Sunday circulation increase of 10,754 copies, or 0.2%. Circulation copies reflect the impact of the Detroit strike, offset by additional circulation from CCN.

Other revenue increased $14.9 million, or 22.3%, during 1995, due primarily to increased revenue from newsprint waste sales, commercial printing and other lines of business developed to augment the revenue of our core newspaper business.

OPERATING EXPENSES. Labor and employee benefits costs were up $41.8 million, or 4.5%, with a 4.5% increase in the work force. The increase in the work force was due to the CCN acquisition. The increase in labor and employee benefits costs was due primarily to a fourth quarter charge for buyouts and separation costs, the impact of the 53rd week and the addition of CCN. This was partly offset by a decrease in labor costs as a result of the Detroit strike. The average wage per employee, excluding severance, Detroit and CCN, increased 2.9% from 1994.

Newsprint, ink and supplements costs increased by $110.9 million, or 33.0%, due to a nearly 40% increase in the average cost of newsprint, offset by a 0.2% decrease in newsprint consumption from the prior year.

Depreciation and amortization increased $2.1 million, or 2.2%, due mostly to the acquisition of CCN.

Other operating costs increased 8.6% from 1994, due primarily to strike-related costs in Detroit.

NON-OPERATING ITEMS. Net interest expense increased $11.0 million, or 29.0%, from 1994, due primarily to higher debt levels. The average debt balance for the year increased $146.0 million from 1994, due largely to the $319.4 million repurchase of 11.5 million shares in 1995 and the $360 million acquisition of CCN in the fourth quarter of 1995.

Equity in earnings of unconsolidated companies and joint ventures increased by $13.0 million during 1995 due to earnings improvements from our newsprint mill investments, which benefited from the rise in newsprint prices.

The "Other, net" line of the non-operating section decreased $6.6 million from 1994, due to the reduction in the carrying value of certain investments.

INCOME TAXES. The effective income tax rate from continuing operations for 1995 was 39.9%, down slightly from 40.1% in 1994.

OTHER. Net income in 1995 includes a one-time after-tax gain on the sale of the Journal of Commerce (JoC) of $53.8 million, or $.54 per share (diluted), and income from discontinued BIS operations, net of applicable taxes, of $3.7 million, or $.03 per share (diluted).

In the first quarter of 1995, the company adopted Financial  Accounting Standard
(FAS) 116 -- Accounting for Contributions Received and Contributions Made. Under this standard, unconditional promises, including multiyear promises, are recognized in the period in which the promise is made. The adoption of FAS 116 resulted in a $7.3 million charge (net of tax) to operations, or $.07 per share (diluted), and was recorded as a cumulative effect adjustment.

                                  A Look Ahead

As we look ahead, we expect another strong year in 1998. Advertising revenue on a pro forma basis will likely increase in the mid-single digits and newspaper profits will continue to grow, most notably in Detroit, where all the momentum is positive.

The average price of newsprint for 1998 is expected to increase in the mid teens compared to 1997. This will be offset, in part, by improved earnings from our newsprint mill investments.

The company expects to buy back close to 4 million common shares in the first part of 1998. After those purchases are completed, we plan to use our substantial free cash flow to reduce our debt level.

IMPACT OF YEAR 2000. The Year 2000 issue results from computer programs using two digits rather than four to define the applicable year. Company computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure, disruption of operations, and/or a temporary inability to conduct normal business activities. Based on a recent assessment, the company currently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems. If such modifications and conversions are not made, or are not completed in a timely way, the Year 2000 issue could have a material impact on operations. In addition, formal communications with all significant suppliers and customers have been initiated to determine the extent to which related interfaces with company systems are vulnerable if these third parties fail to remediate their own Year 2000 issues. There can be no assurance that these third-party systems will be converted on a timely basis and that they will not adversely affect the company's systems.

The company will utilize both internal and external resources to complete and test Year 2000 modifications and expects to substantially complete this process no later than mid-1999. The total estimated cost of this project is in a range of $70 million to $80 million, funded through operating cash flows. Approximately 50% of the total will relate to purchased hardware and software, which will be capitalized. The remainder will be expensed as incurred. Through 1997, related costs incurred were not material. In certain cases, an expedited system replacement schedule will also bring enhanced functionality and should serve to reduce future capital requirements.

Certain statements contained herein and in other sections of this report are forward-looking statements. These are based on management's current knowledge of factors affecting Knight Ridder's business. Actual results could differ materially from those currently anticipated. Investors are cautioned that such forward-looking statements involve risk and uncertainty, including, but not limited to, the effects of national and local economies on revenue, negotiations and relations with labor unions, unforeseen changes to newsprint prices, the effects of acquisitions and the evolution of the Internet.

                   Significant Acquisitions and Divestitures

In January 1997, the company and Tele-Communications, Inc., closed on the previously announced sale of the company's interest in all but one of their jointly owned cable investments. The remaining system, in Kentucky, accounts for a small portion of the original investment. That sale is expected to close later. The after-tax gain on the sale of TKR Cable was $128.3 million. The sale yielded net after-tax proceeds of $270 million.

On May 9, 1997, the company completed the acquisition of four newspapers indirectly owned by The Walt Disney Company for $1.65 billion. The acquisition was accomplished through the merger of a wholly owned subsidiary with and into Cypress Media, Inc., formerly known as ABC Media, Inc., the owner of the four newspapers. The newspapers are: The Kansas City Star, the Fort Worth Star-Telegram, the Belleville (Ill.) News-Democrat and The Times Leader in Wilkes-Barre, Pa. The four newspapers have combined daily and Sunday circulation of 635,000 and 898,000, respectively.

On Aug. 24, 1997, the company exchanged its newspaper in Boulder, Colo., the Daily Camera, for two newspapers in California owned by the E.W. Scripps Co.

On Nov. 14, 1997, the company completed the sale of Knight-Ridder Information, Inc., (KRII) to M.A.I.D plc for $420 million. The after-tax gain on the sale of KRII was $15.3 million.

In December 1997, the company closed on the sale of four newspapers, the Long Beach Press-Telegram, the Boca Raton News, The (Milledgeville) Union-Recorder and the suburban Newberry (S.C.) Observer. The sale of these four newspapers resulted in an after-tax gain of $10.3 million. The sale of the Boca Raton, Milledgeville and Newberry newspapers to Community Newspaper Holdings, Inc., also included the transfer to the company of The Daily Sun and the Buyer's Guide, a shopper, in Warner Robins, Ga., and the Byron (Ga.) Gazette, a weekly newspaper, all of which are located in fast-growing suburbs in our Macon newspapers' market. The sale of a fifth newspaper, the Post-Tribune in Gary, Ind., to Hollinger International, Inc., closed on Feb. 2, 1998.

Also in December 1997, the company announced the intended sale of Technimetrics, Inc., its global diversified information subsidiary. The results of Technimetrics have been reclassified as Discontinued BIS Operations, along with the rest of the former BIS segment.

In July 1996, the company sold Knight-Ridder Financial (KRF) to Global Financial Information Corporation for $275 million. The after-tax gain on the sale of KRF was $86.3 million.

In October 1995, the company acquired 100% of the outstanding shares of Lesher Communications, Inc. (Lesher), for $360 million. Lesher, based in Walnut Creek, Calif., publishes four daily newspapers in contiguous Contra Costa and eastern Alameda County markets in the East Bay area of Northern California. Lesher was renamed Contra Costa Newspapers, Inc. (CCN), in November 1995.

In April 1995, the company sold the JoC to the Economist Group of London for $115 million. The after-tax gain on the sale of the JoC was $53.8 million.

                            Capital Spending Program

The company's capital spending program includes normal replacements, productivity improvements, capacity increases, building construction and expansion and printing press equipment. Over the past three years, capital expenditures have totaled $311.6 million for additions and improvements to properties, excluding the discontinued BIS operations.

A large portion of the 1997 expenditures was for the Miami press project that began in 1995. The $108.0 million press expansion is expected to be completed in 1998. Another large component of 1997 expenditures was the $32.0 million renovation of the Philadelphia Broad Street facility that began in 1995 and the $27.2 million replacement of three presses at Akron. Both of these projects are expected to be completed in 1998.

Also included in capital expenditures is an $11.5 million project (before insurance recoveries) for the replacement of the Grand Forks production plant and building that were destroyed by a flood in April 1997.

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


                                                                                QUARTER
                                             ---------------------------------------------------------------------------------
Description                                      First                 Second                 Third                 Fourth
                                             ------------           -----------           -------------           ------------
1997
Operating revenue .........................  $ 600,830              $ 711,598              $ 748,747              $ 815,610
Operating income ..........................     98,169                136,977                107,936                162,946
Income from continuing operations .........    175,458(a)              60,950                 73,467(b)              86,629(c)
Net gain on sale of BIS operations                                                                                   15,261(d)
Income (loss) from BIS operations, net ....       (726)                   350                    545                  1,081
Net income ................................    174,732                 61,300                 74,012                102,971
Earnings per share(1)
Basic:
Income from continuing operations .........       1.88(a)                0.67                   0.85(b)                1.04(c)
Net gain on sale of BIS operations                                                                                     0.18(d)
Income from BIS operations, net                                                                                        0.01
Net income ................................       1.88                   0.67                   0.85                   1.23
Diluted:
Income from continuing operations .........       1.85(a)                0.60                   0.69(b)                0.84(c)
Net gain on sale of BIS operations                                                                                     0.15(d)
Income from BIS operations, net                                                                                        0.01
Net income ................................       1.85                   0.60                   0.69                   1.00
Dividends declared per common share .......       0.20                   0.20                   0.20                   0.20

1996
Operating revenue .........................  $ 570,756              $ 595,582              $ 576,887              $ 630,999
Operating income ..........................     49,639                 78,647                 73,948                130,899
Income from continuing operations .........     22,994                 41,481                 39,340                 81,565(f)
Net gain (adjustment) on sale of BIS
  operations                                                                                  90,901(e)              (4,646)(e)
Income (loss) from BIS operations, net ....        523                    872                 (3,984)                (1,173)
Net income ................................     23,517                 42,353                126,257                 75,746
Earnings per share(1)
Basic:
Income from continuing operations .........       0.23                   0.42                   0.41                   0.87(f)
Net gain (adjustment) on sale of BIS
  operations                                                                                    0.96(e)               (0.05)(e)
Income (loss) from BIS operations, net ....       0.01                   0.01                  (0.04)                 (0.01)
Net income ................................       0.24                   0.43                   1.33                   0.81
Diluted:
Income from continuing operations .........       0.23                   0.42                   0.41                   0.86(f)
Net gain (adjustment) on sale of BIS
  operations ..............................                                                     0.94(e)               (0.05)(e)
Income (loss) from BIS operations, net ....       0.01                   0.01                  (0.04)                 (0.02)
Net income ................................       0.24                   0.43                   1.31                   0.79
Dividends declared per common share .......       0.18-1/2               0.20                   0.20                        (g)

Quarterly Operations (Continued)
                                                                                QUARTER
                                             ---------------------------------------------------------------------------------
Description                                      First                 Second                 Third                 Fourth
                                             ------------           -----------           -------------           ------------

1995
Operating revenue .........................  $ 537,133              $ 565,726              $ 515,975              $ 631,348
Operating income ..........................     64,323                 81,642                 15,438                 66,859
Income from continuing operations .........     29,356                 42,278                  3,793                 34,529
Net gain on sale of BIS operations ........                            53,765(h)
Income (loss) from BIS operations, net ....      6,317                 (1,923)                 2,797                 (3,530)
Income before cumulative effect of
  change in accounting principle ..........     35,673                 94,120                  6,590                 30,999
Cumulative effect of change in
  accounting principle for
  contributions ...........................     (7,320)
Net income ................................     28,353                 94,120                  6,590                 30,999
Earnings per share(1)
Basic:
Income from continuing operations .........       0.28                   0.43                   0.04                   0.36
Net gain on sale of BIS operations ........                              0.54(h)
Income (loss) from BIS operations, net ....       0.06                  (0.02)                  0.03                  (0.04)
Income before cumulative effect of
  change in accounting principle ..........       0.34                   0.95                   0.07                   0.32
Cumulative effect of change in
  accounting principle for
  contributions ...........................      (0.07)
Net income ................................       0.27                   0.95                   0.07                   0.32
Diluted:
Income from continuing operations .........       0.28                   0.42                   0.04                   0.35
Net gain on sale of BIS operations ........                              0.54(h)
Income (loss) from BIS operations, net ....       0.06                  (0.02)                  0.03                  (0.03)
Income before cumulative effect of
  change in accounting principle ..........       0.34                   0.94                   0.07                   0.32
Cumulative effect of change in
  accounting principle for
  contributions ...........................      (0.07)
Net income ................................       0.27                   0.94                   0.07                   0.32
Dividends declared per common share .......       0.18-1/2               0.18-1/2               0.18-1/2               0.18-1/2

(1) Amounts do not total to the annual earnings per share because each quarter and the year are calculated separately based on average outstanding shares (basic) and average outstanding and equivalent shares (diluted) during the periods.
(a) Includes the after-tax gain of $128.3 million on the sale of TKR Cable ($1.38 per share, basic; $1.36 per share, diluted).
(b) Includes the after-tax gain of $24.5 million on the Boulder, Colo., exchange ($.28 per share, basic; $.23 per share, diluted).
(c) Includes the after-tax gain of $10.3 million on the sale of four newspapers ($.12 per share, basic; $.10 per share, diluted).
(d)  Gain on the sale of KRII.
(e)  Gain  (adjustment)  on the sale of KRF.
(f) Includes the after-tax gain of $8.1 million on the sale of Netscape, net of adjustments in the carrying value of certain investments ($.09 per share, basic and diluted).
(g) The Board of Directors declared a $.20 per share dividend on Jan. 28, 1997. The quarterly dividend previously paid in January was paid on Feb. 24, 1997, to shareholders of record as of the close of business on Feb. 12, 1997.
(h)  Gain on the sale of the Journal of Commerce.

                        Financial Position and Liquidity

1997 VS. 1996. The principal change in the company's financial position during 1997 was the acquisition of four newspapers indirectly owned by The Walt Disney Company for $1.65 billion. The transaction was financed through the issuance of $660 million of the company's convertible preferred stock and the assumption of $990 million of pre-existing debt.

Also during 1997, the company authorized a common stock buyback program to repurchase in the open market a minimum of 15 million shares over 12 months. In 1997, 13.8 million shares were bought back.

The company utilized proceeds from the sale of its cable investment in January 1997, its subsidiary Knight-Ridder Information, Inc., in November 1997 and four of its newspapers in December 1997 to fund the stock buyback program and pay down debt. In November 1997, the company issued $100 million of notes payable that mature in 2007 and $100 million of debentures maturing in 2027. The new debt was used to reduce commercial paper borrowings. The total-debt-to-total-capital ratio increased to 51.8%, from 42.1% in 1996. Standard & Poor's and Moody's downgraded the company's commercial paper and long-term bonds during the year. The downgrades resulted from the increased leverage associated with the Disney newspaper acquisition combined with the company's common stock repurchase program. Standard & Poor's and Moody's commercial paper rating went from A1+ and P1 to A1 and P2, respectively. Standard & Poor's and Moody's long-term bond ratings went from AA- and A to A and A3, respectively. During 1997, Duff & Phelps Credit Rating Co. began rating the company's commercial paper and long-term bonds. The commercial paper and long-term bonds were rated D1 and A, respectively.

Average outstanding commercial paper during the year was $286.7 million, with a weighted-average interest rate of 5.6%. At year-end 1997, commercial paper outstanding was $30.0 million and aggregate unused credit lines were $612.3 million.

During 1997, net cash provided by operating activities increased $5.2 million to $231.7 million. The increase was attributed to higher earnings, operating profits from the former Disney newspapers, and other changes in working capital.

Cash and short-term investments were $160.3 million at the end of 1997, a $137.4 million increase from last year. The increased cash level will be used for stock repurchases in the first quarter of 1998. The ratio of current assets to current liabilities was 1.2:1 at year end vs. 1.0:1 at the end of 1996.

The company's operations have historically generated strong positive cash flow, which, along with the company's commercial paper program, revolving credit lines and ability to issue public debt, has provided adequate liquidity to meet the company's short-term and long-term cash requirements, including requirements for acquisitions.

1996 VS. 1995. The principal change in the company's financial position during 1996 was the application of some KRF after-tax sale proceeds toward the repurchase of 6.2 million shares for $221.8 million and the reduction of debt by $193 million. The total-debt-to-total-capital ratio decreased to 42.1%, from 47.7% in 1995.

Average outstanding commercial paper during the year was $495.0 million, with a weighted-average interest rate of 5.5%. During 1996, the company's revolving credit and term loan agreement, which backed up the commercial paper program, decreased from $800 million to $650 million. At year-end 1996, commercial paper outstanding was $366.5 million and aggregate unused credit lines were $283.5 million.

During 1996, net cash provided by operating activities increased $114.0 million, to $226.5 million. The increase was attributed to higher earnings, reflecting the improvements in Detroit's and Philadelphia's operations and other changes in working capital.

Cash and short-term investments were $22.9 million at the end of 1996, a $3.1 million decrease from 1995. The ratio of current assets to current liabilities was 1.0:1 at year end vs. 1.1:1 at the end of 1995.

1995 VS. 1994. The principal changes in the company's financial position during 1995 were an increase of $602.3 million of debt in connection with the $360 million CCN acquisition and the $319.4 million repurchase of 11.5 million shares of the company's common stock. In early 1995, the company sold the JoC for $115 million. The after-tax proceeds offset other debt increases. The total-debt-to-total-capital ratio increased to 47.7% in 1995, up from 25.2% in 1994.

Average outstanding commercial paper during the year was $263.8 million, with a weighted-average interest rate of 5.9%. During 1995, the company's revolving credit and term loan agreement, which backs up the commercial paper program, was increased from $500 million to $800 million. At year-end 1995, commercial paper outstanding was $563.2 million and aggregate unused credit lines were $236.8 million.

In December 1995, the company issued $100 million principal amount of 6.3% senior notes due Dec. 15, 2005.

During 1995, net cash provided by operating activities decreased $201.6 million to $112.6 million. After excluding the gain on the sale of JoC, the decrease was attributed to lower earnings as a result of the Detroit strike, newsprint price increases, severance costs and other changes in working capital.

Cash and short-term investments were $26.0 million at the end of 1995, a $16.8 million increase from 1994. The ratio of current assets to current liabilities was 1.1:1 at year end vs. 1.0:1 at the end of 1994.

Shareholders' equity reflected unrealized gains on investments, net of tax, of $42.9 million. This represents the unrealized gains on investments available for sale that are carried on the balance sheet at fair market value, with the unrealized gains (net of tax) reported as a separate component of shareholders' equity.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Quarterly Operations in Item 7 and Schedule II, Valuation and Qualifying Accounts

CONSOLIDATED BALANCE SHEET

(In thousands of dollars,               Dec. 28        Dec. 29        Dec. 31
except share data)                        1997           1996          1995
                                      -----------    -----------    -----------
ASSETS
Current Assets
  Cash, including short-term
    cash investments of
    $140,210 in 1997, $50 in
    1996 and 1995 ................   $   160,291    $    22,880    $    26,012
  Accounts receivable, net of
    allowances of $14,963 in
    1997, $12,685 in 1996 and
    $14,348 in 1995 ..............       374,746        356,079        339,264
  Inventories ....................        50,332         42,941         73,349
  Prepaid expense ................        15,844         90,314         21,543
  Other current assets ...........        39,902         53,513         42,754
                                     -----------    -----------    -----------
        Total Current Assets .....       641,115        565,727        502,922
                                     -----------    -----------    -----------
Investments and Other Assets
  Equity in unconsolidated
    companies and joint
    ventures .....................       197,585        330,267        321,658
  Net assets of discontinued
    BIS operations ...............        24,673        352,102        453,189
  Other ..........................       172,859        132,425        222,593
                                     -----------    -----------    -----------
        Total Investments and
          Other Assets ...........       395,117        814,794        997,440
                                     -----------    -----------    -----------
Property, Plant and Equipment
  Land and improvements ..........        89,375         77,526         77,617
  Buildings and improvements .....       444,952        387,509        384,314
  Equipment ......................     1,127,875        994,455        991,263
  Construction and equipment
    installations in progress ....       111,883        110,590         55,845
                                     -----------    -----------    -----------
                                       1,774,085      1,570,080      1,509,039
  Less accumulated depreciation ..      (727,571)      (701,232)      (667,210)
                                     -----------    -----------    -----------
        Net Property, Plant and
          Equipment ..............     1,046,514        868,848        841,829
                                     -----------    -----------    -----------
Excess of Cost Over Net Assets
Acquired and Other Intangibles
  Less accumulated amortization
    of $197,966 in 1997,
    $150,491 in 1996 and
    $131,992 in 1995 .............     2,272,396        611,538        624,130
                                     -----------    -----------    -----------
        Total ....................   $ 4,355,142    $ 2,860,907    $ 2,966,321
                                     ===========    ===========    ===========

               See "Notes to Consolidated Financial Statements."

(In thousands of dollars,                  Dec. 28        Dec. 29      Dec. 31
except share data)                           1997           1996         1995
                                         -----------    -----------  -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable ...................   $  172,021   $  223,962   $  127,532
  Accrued expenses and other
    liabilities ......................      131,491      103,730      105,317
  Accrued compensation and
    amounts withheld from
    employees ........................      119,036       96,426      101,357
  Federal and state income
    taxes ............................       33,920                       195
  Deferred revenue ...................       72,491       70,452       72,134
  Dividends payable ..................                                 17,978
  Short-term borrowings and
    current portion of long-
    term debt ........................       69,697       50,000       13,129
                                         ----------   ----------   ----------
        Total Current
          Liabilities ................      598,656      544,570      437,642
                                         ----------   ----------   ----------
Noncurrent Liabilities
  Long-term debt .....................    1,599,133      771,335    1,000,721
  Deferred federal and state
    income taxes .....................      282,695      142,727      134,460
  Postretirement benefits other
    than pensions ....................      150,485      158,811      169,057
  Employment benefits and other
    noncurrent liabilities ...........      171,225      109,909      112,713
                                         ----------   ----------   ----------
        Total Noncurrent
          Liabilities ................    2,203,538    1,182,782    1,416,951
                                         ----------   ----------   ----------
Minority Interests in
Consolidated Subsidiaries ............        1,275        2,047          758
                                         ----------   ----------   ----------
Commitments and Contingencies (Note I)
Shareholders' Equity
  Preferred  stock,  $1.00 par
    value;  shares  authorized --
    2,000,000;  shares issued --
    1,754,930 in 1997, and 0 in
    1996 and 1995 ....................        1,755
  Common stock, $.02-1/12
    par value; shares
    authorized -- 250,000,000;
    shares issued -- 81,597,631
    in 1997, 93,340,652 in 1996
    and 97,196,308 in 1995 ...........        1,700        1,945        2,025
  Additional capital .................      911,572      308,320      295,360
  Retained earnings ..................      636,646      819,572      770,643
  Unrealized gains on
    investments ......................                     1,671       42,942
                                         ----------   ----------   ----------
        Total Shareholders'
          Equity .....................    1,551,673    1,131,508    1,110,970
                                         ----------   ----------   ----------
        Total ........................   $4,355,142   $2,860,907   $2,966,321
                                         ==========   ==========   ==========

CONSOLIDATED STATEMENT OF INCOME
                                                     Year Ended
                                     -----------------------------------------
(In thousands of dollars,              Dec. 28        Dec. 29        Dec. 31
except per share data)                   1997           1996           1995
                                     -----------    -----------    -----------
Operating Revenue
  Advertising
    Retail .......................   $ 1,008,736    $   821,768    $   807,758
    General ......................       246,096        198,797        182,516
    Classified ...................       947,419        772,859        682,696
                                     -----------    -----------    -----------
        Total ....................     2,202,251      1,793,424      1,672,970
    Circulation ..................       567,757        501,826        495,315
    Other ........................       106,777         78,974         81,897
                                     -----------    -----------    -----------
        Total Operating Revenue ..     2,876,785      2,374,224      2,250,182
                                     -----------    -----------    -----------
Operating Costs
  Labor and employee benefits ....     1,132,227        967,069        969,476
  Newsprint, ink and
    supplements ..................       466,329        472,207        446,841
  Other operating costs ..........       615,470        481,168        506,862
  Depreciation and amortization ..       156,731        120,647         98,741
                                     -----------    -----------    -----------
        Total Operating Costs ....     2,370,757      2,041,091      2,021,920
                                     -----------    -----------    -----------
Operating Income .................       506,028        333,133        228,262
                                     -----------    -----------    -----------
Other Income (Expense)
  Interest expense ...............      (102,662)       (73,137)       (59,512)
  Interest expense capitalized ...         5,376          6,397          1,889
  Interest income ................         3,404          6,488          8,576
  Equity in earnings of
    unconsolidated companies
    and joint ventures ...........        10,800         29,868         20,661
  Minority interests in
    earnings of consolidated
    subsidiaries .................       (11,503)        (9,293)        (8,809)
  Other, net (Note G) ............       282,409         16,753         (8,250)
                                     -----------    -----------    -----------
        Total ....................       187,824        (22,924)       (45,445)
                                     -----------    -----------    -----------
Income before income taxes .......       693,852        310,209        182,817
Income taxes .....................       297,348        124,829         72,861
                                     -----------    -----------    -----------
Income From Continuing
Operations .......................       396,504        185,380        109,956
Net gain on sale of
  discontinued BIS operations,
  net of applicable income
  taxes of $8,365 in 1997,
  $69,631 in 1996 and $38,933
  in 1995 (Notes B and G) ........        15,261         86,255         53,765
Income/(loss) from discontinued
  BIS operations, net of
  applicable income taxes of
  $1,119 in 1997, $4,305 in
  1996 and $8,608 in 1995 (Note G)         1,250         (3,762)         3,661
                                     -----------    -----------    -----------
Income Before Cumulative Effect
of Change in Accounting
Principle ........................       413,015        267,873        167,382
Cumulative effect of change in
  accounting principle for
  contributions ..................                                      (7,320)
                                     -----------    -----------    -----------
        Net Income ...............   $   413,015    $   267,873    $   160,062
                                     ===========    ===========    ===========

                                                      Year Ended
                                       ----------------------------------------
                                         Dec. 28        Dec. 29        Dec. 31
                                           1997           1996           1995
                                       -----------   -----------    -----------
Earnings Per Share
  Basic:
    Income from continuing
      operations ................      $      4.48   $      1.93    $      1.11
    Net gain on sale of
      discontinued BIS
      operations (Notes B
      and G) ....................              .17           .90            .54
    Income/(loss) from
      discontinued BIS
      operations, net (Note G) ..              .02          (.04)           .03
                                       -----------   -----------    -----------
    Income before cumulative
      effect of change in
      accounting principle ......             4.67          2.79           1.68
    Cumulative effect of change
      in accounting principle
      for contributions .........                                         (.07)
                                       -----------   -----------    -----------
        Net Income ..............      $      4.67   $      2.79    $      1.61
                                       ===========   ===========    ===========
  Diluted:
    Income from continuing
      operations ................      $      3.91   $      1.90    $      1.10
    Net gain on sale of
      discontinued BIS
      operations (Notes B
      and G) ....................              .15           .89            .54
    Income/(loss) from
      discontinued BIS
      operations, net (Note G) ..              .02          (.04)           .03
                                       -----------   -----------    -----------
    Income before cumulative
      effect of change in
      accounting principle ......             4.08          2.75           1.67
    Cumulative effect of change
      in accounting principle
      for contributions .........                                         (.07)
                                       -----------   -----------    -----------
        Net Income ..............      $      4.08   $      2.75    $      1.60
                                       ===========   ===========    ===========
Average Shares Outstanding
(000s)
  Basic .........................           88,475        96,021         99,451
                                       ===========   ===========    ===========
  Diluted .......................          101,314        97,420        100,196
                                       ===========   ===========    ===========

               See "Notes to Consolidated Financial Statements."

CONSOLIDATED STATEMENT OF CASH FLOWS
                                                       Year Ended
                                        --------------------------------------
                                          Dec. 28      Dec. 29       Dec. 31
(In thousands of dollars)                   1997         1996          1995
                                        ----------    ----------    ----------
Cash Provided by (Required for)
Operating Activities
  Net income .........................   $ 413,015    $ 267,873    $ 160,062
    Noncash items deducted from
      (included in) income:
      Cumulative effect of
        change in accounting
        principle ....................                                 7,320
      Gains on sales/exchanges
        of investee/
        subsidiaries (Note G) ........    (283,126)
      Net gain on sale of
        discontinued BIS
        operations ...................     (15,261)     (86,255)     (53,765)
      Depreciation ...................      94,138       86,976       75,197
      Amortization of excess of
        cost over net assets
        acquired .....................      47,475       18,500       11,504
      Amortization of other
        assets .......................      15,118       15,171       12,040
      Provision (benefit) for deferred
        taxes ........................     (14,750)      40,647       (7,367)
      Earnings of investees in
        excess of distributions ......     (14,658)     (21,293)     (16,250)
      Minority interests in
        earnings of
        consolidated
        subsidiaries .................      11,503        9,293        8,809
      Other items, net ...............      38,656       (9,648)      34,996
  Change in certain assets and
        liabilities:
    Accounts receivable ..............     (33,853)     (42,908)     (18,620)
    Inventories ......................        (326)      30,474      (32,292)
    Other current assets .............         380     (159,718)       2,227
    Accounts payable .................     (83,969)      86,251      (19,235)
    Federal and state income
      taxes ..........................       9,623          972      (55,078)
    Other liabilities ................      47,724       (9,826)       3,006
                                         ---------    ---------    ---------
       Net Cash Provided by
         Operating Activities ........     231,689      226,509      112,554
                                         ---------    ---------    ---------
Cash Provided by (Required for)
Investing Activities
  Proceeds from sale of
    investee, net (Note G) ...........     130,654
  Proceeds from sale of
    subsidiaries, net (Note G) .......      50,491
  Proceeds from sale of
    discontinued BIS
    operations, net (Note G) .........     416,983      271,859      114,907
  Change in net noncurrent
    assets of discontinued BIS
    operations .......................       1,996        4,249        4,523
  Acquisition of Contra Costa
    Newspapers, Inc. (Note G) ........                              (335,755)
  Proceeds from sales of
    securities available for
    sale .............................     241,894
  Additions to property, plant
    and equipment ....................    (106,614)    (112,896)     (92,086)
  Other items, net ...................      (8,165)      45,142      (46,081)
                                         ---------    ---------    ---------
       Net Cash Provided by
         (Required for)
         Investing Activities ........     727,239      208,354     (354,492)
                                         ---------    ---------    ---------

                                                     Year Ended
                                      ----------------------------------------
                                        Dec. 28        Dec. 29        Dec. 31
(In thousands of dollars)                 1997           1996           1995
                                      ----------     ----------     ----------
Cash Provided by (Required for)
Financing Activities
  Proceeds from sale of
    commercial paper, notes
    payable and senior notes
    payable .......................      833,600        601,010      1,092,620
  Reduction of total debt .........     (976,611)      (793,525)      (490,274)
                                      ----------     ----------     ----------
       Net Change in Total Debt ...     (143,011)      (192,515)       602,346
  Payment of cash dividends .......      (78,335)       (74,262)       (74,377)
  Sale of common stock to
    employees .....................       70,531         72,202         75,437
  Purchase of treasury stock ......     (643,375)      (221,768)      (319,363)
  Other items, net ................      (27,327)       (21,652)       (25,346)
                                      ----------     ----------     ----------
       Net Cash Provided by
         (Required for)
         Financing Activities .....     (821,517)      (437,995)       258,697
                                      ----------     ----------     ----------
         Net Increase
           (Decrease) in Cash .....      137,411         (3,132)        16,759
Cash and short-term cash
  investments at beginning of
  the year ........................       22,880         26,012          9,253
                                      ----------     ----------     ----------
Cash and short-term cash
  investments at end of the
  year ............................   $  160,291     $   22,880     $   26,012
                                      ==========     ==========     ==========
Supplemental Cash Flow
Information
  Noncash investing activities
    (Note G)
    Securities received as
      proceeds on the sale of
      investee ....................   $  229,163
  Noncash financing activities
    (Note G)
    Issuance of preferred stock
      for the acquisition of
      the Disney newspapers
        Preferred stock ...........        1,755
        Additional capital ........      658,245
    Long-term debt assumed on
      the acquisition of the
      Disney newspapers ...........      990,000

               See "Notes to Consolidated Financial Statements."

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                   Preferred      Common
(In thousands of dollars, except     Shares       Shares        Preferred       Common     Additional     Retained      Treasury
share data)                       Outstanding   Outstanding       Stock          Stock       Capital      Earnings       Stock
                                  -----------   -----------     ---------       -------    ----------     ---------    ----------
Balance at Dec. 25, 1994 ........          --   105,785,440     $      --       $ 2,204     $ 326,392     $ 896,058    $       --
  Issuance of common shares
    under stock option plans ....                   152,150                           2         3,429
  Issuance of treasury shares
    under stock option plans ....                 2,167,760                                    (9,712)                   (62,712)
  Issuance of treasury shares
    under stock purchase plan ...                   599,558                                    (2,407)                   (16,925)
  Purchase of treasury shares ...               (11,508,600)                                                             319,363
  Retirement of 8,741,282
    treasury shares..............                                                  (181)      (26,830)     (212,715)    (239,726)
  Tax benefits arising from
    employee stock plans ........                                                               4,488
  Unrealized gains on
    investments .................                                                                            42,942
  Net income ....................                                                                           160,062
  Cash dividends declared on
    common stock -- $.74 per
    share .......................                                                                           (72,762)
                                    ---------    ----------     ---------       -------     ---------     ---------    ---------
Balance at Dec. 31, 1995 ........          --    97,196,308     $      --       $ 2,025     $ 295,360     $ 813,585    $      --
  Issuance of common shares
    under stock option plans ....                 1,040,938                          22        26,589           (11)
  Issuance of common shares
    under stock purchase plan ...                   126,808                           3         3,724            (1)
  Issuance of treasury shares
    under stock option plans ....                   868,752                                    (7,661)                   (30,783)
  Issuance of treasury shares
    under stock purchase plan ...                   326,946                                    (1,278)                   (11,645)
  Purchase of treasury shares ...                (6,219,100)                                                             221,768
  Retirement of 5,023,402
    treasury shares .............                                                  (105)      (16,586)     (162,649)    (179,340)
  Expenses related to capital
    transactions ................                                                                (203)
  Tax benefits arising from
    employee stock plans ........                                                               8,375
  Reductions in unrealized gains
    on investments ..............                                                                           (41,271)
  Net income ....................                                                                           267,873
  Cash dividends declared on
    common stock -- $.58-1/2
    per share(1) ................                                                                           (56,283)
                                    ---------    ----------     ---------       -------     ---------     ---------    ---------
Balance at Dec. 29, 1996 ........          --    93,340,652     $      --       $ 1,945     $ 308,320     $ 821,243    $      --
  Issuance of common shares
    under stock option plans ....                    89,318                           2         2,395
  Issuance of treasury shares
    under stock option plans ....                 1,604,447                                   (28,149)                   (70,785)
  Issuance of treasury shares
    under stock purchase plan ...                   387,514                                    (2,222)                   (17,218)
  Issuance of convertible
    preferred shares ............   1,754,930                       1,755                     658,245
  Purchase of treasury shares ...               (13,824,300)                                                             643,375
  Retirement of 11,832,339
    treasury shares .............                                                  (247)      (37,519)     (517,606)    (555,372)
  Tax benefits arising from
    employee stock plans ........                                                              10,502
  Reductions in unrealized gains
    on investments ..............                                                                            (1,671)
  Net income ....................                                                                           413,015
  Cash dividends declared on
    common stock -- $.80 per
    share .......................                                                                           (78,335)
                                    ---------    ----------     ---------       -------     ---------     ---------    ---------
Balance at Dec. 28, 1997 ........   1,754,930    81,597,631     $   1,755       $ 1,700     $ 911,572     $ 636,646    $      --
                                    =========    ==========     =========       =======     =========     =========    =========

(1)  The Board of Directors declared a $.20 per share dividend on Jan. 28, 1997. The quarterly  dividend previously paid in January was paid on Feb. 24, 1997, to shareholders of record as of the close of business on Feb. 12, 1997.

                                        See "Notes to Consolidated Financial Statements."

                                                                33

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Knight Ridder is the nation's second-largest newspaper publisher in terms of circulation and revenue, with products in print and online. The company publishes 31 daily newspapers in 28 U.S. markets, reaching 9.0 million readers daily and 12.6 million on Sunday. It maintains 34 associated Web sites and has investments in two newsprint mills.

The company reports on a fiscal year, ending the last Sunday in the calendar year. Results for 1997 and 1996 are for the 52 weeks ended Dec. 28 and Dec. 29, respectively, and results for 1995 are for the 53 weeks ended Dec. 31.

The BASIS OF CONSOLIDATION is to include in the consolidated financial statements all the accounts of Knight Ridder and its more-than-50%-owned subsidiaries. All significant intercompany transactions and account balances have been eliminated in consolidation.

The company is a 50% partner in the DETROIT NEWSPAPER AGENCY (DNA), a joint operating agency between Detroit Free Press, Inc., a wholly owned subsidiary of Knight Ridder, and The Detroit News, Inc., a wholly owned subsidiary of Gannett Co., Inc. In 1989, business operations of the Free Press and The Detroit News were transferred to the DNA. Under the joint operating agreement that expires in the year 2089, as of Dec. 26, 1994, profits are split equally between the partners. The Consolidated Statement of Income includes, on a line-by-line basis, the company's pro rata share of the revenue and expense generated by the operation of the agency.

INVESTMENTS in companies in which Knight Ridder has an equity interest of at least 20% but not more than 50% are accounted for under the equity method. Under this method, the company records its share of earnings as income and increases the investment by the equivalent amount. Dividends are recorded as a reduction in the investment.

The investment caption "EQUITY IN UNCONSOLIDATED COMPANIES AND JOINT VENTURES" in the Consolidated Balance Sheet represents the company's equity in the net assets of DNA; the Seattle Times Company and subsidiaries; Newspapers First, a company responsible for the sales and servicing of general, retail and classified advertising accounts for a group of newspapers; Southeast Paper Manufacturing Co. and Ponderay Newsprint Company, two newsprint mill partnerships; TKR Cable Company and TKR Cable Partners, cable television joint ventures (all but one of the cable companies jointly owned with TeleCommunications, Inc. (TCI), were sold in January 1997); InfiNet, a joint venture that allows newspapers to offer Internet access to subscribers; Destination Florida, a company that provided online travel information services (ceased operation in 1997); and Interealty (formerly known as PRC Realty Systems, Inc.), a software system producer for the real estate industry.

The company owns 49-1/2% of the voting common stock and 65% of the nonvoting common stock of the SEATTLE TIMES COMPANY, owns 32% of the voting stock of NEWSPAPERS FIRST, is a one-third partner in the SOUTHEAST PAPER MANUFACTURING CO., and owns a 13-1/2% equity share of PONDERAY NEWSPRINT COMPANY. The company is a one-third partner in INFINET and owns a 25% interest in INTEREALTY.

The investment in unconsolidated companies and joint ventures at Dec. 28, 1997, includes $171.0 million representing the company's share of undistributed earnings (excluding the DNA) accumulated since the investment dates. The company's share of the earnings of the unconsolidated companies (except for the DNA) of $10.8 million in 1997, $29.9 million in 1996 and $20.7 million in 1995 is included in the caption "EQUITY IN EARNINGS OF UNCONSOLIDATED COMPANIES AND JOINT VENTURES" in the Consolidated Statement of Income. Dividends and cash distributions received from the unconsolidated companies and joint ventures (excluding the DNA) were $3.1 million in 1997, $18.6 million in 1996 and $3.2 million in 1995 and were offset against the investment account.

FORT WAYNE NEWSPAPERS, INC. is the only consolidated subsidiary that has a minority ownership interest. The minority shareholders' interest in the net income of this subsidiary has been reflected as an expense in the Consolidated Statement of Income in the caption "MINORITY INTERESTS IN EARNINGS OF CONSOLIDATED SUBSIDIARIES." Also included in this caption is a contractual minority interest resulting from a JOA that runs through the year 2021 between The Miami Herald Publishing Company and Cox Newspapers, Inc., covering the publication of The Herald and The Miami News, which ceased publication in 1988. The company's liability to the minority interest shareholders is included in the Consolidated Balance Sheet caption, "MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES."

"CASH AND SHORT-TERM CASH INVESTMENTS" includes currency and checks on hand, demand deposits at commercial banks, overnight repurchase agreements of government securities and investment-grade commercial paper with maturities of 90 days or less. Cash and short-term investments are recorded at cost. Due to the short-term nature of marketable securities, cost approximates market value.

The majority of the company's "ACCOUNTS RECEIVABLE" as of Dec. 28, 1997, Dec. 29, 1996, and Dec. 31, 1995, are from advertisers, newspaper subscribers and information users. Credit is extended based on the evaluation of the customer's financial condition, and generally collateral is not required. Credit losses are provided for in the financial statements and consistently have been within management's expectations.

"INVENTORIES" are priced at the lower of cost (first-in, first-out FIFO method) or market. Most of the inventory is newsprint, ink and other supplies used in printing newspapers.

"OTHER ASSETS" includes investments in companies in which Knight Ridder owns less than a 20% interest. These investments are reviewed for appropriate classification at the time of purchase and re-evaluated as of each balance sheet date. Investments available for sale are carried on the balance sheet at fair market value, with the unrealized gains/losses (net of tax) reported as a separate component of shareholders' equity. Unrealized gains (net of tax) were zero at Dec. 28, 1997, $1.7 million at Dec. 29, 1996, and $42.9 million at Dec. 31, 1995. Upon the sale of an investment, the gain/loss is calculated based on the original cost, less the proceeds from the sale. Investments are classified as "held-to-maturity" when the company has the positive intent and ability to hold the investment to maturity.

"PROPERTY, PLANT AND EQUIPMENT" is recorded at cost, and the provision for depreciation for financial statement purposes is computed principally by the straight-line method over the estimated useful lives of the assets.

"EXCESS OF COST OVER NET ASSETS ACQUIRED AND OTHER INTANGIBLES" includes the unamortized excess of cost over the fair market value on the purchase of at least a 50% interest in a company's net tangible and intangible assets arising from these acquisitions. The excess of cost over net assets acquired and intangible assets from acquisitions accounted for as purchases and occurring subsequent to Oct. 31, 1970, totaled, at Dec. 28, 1997, approximately $2.5 billion, including $390.9 million of intangible assets. The excess of cost over net assets acquired is being amortized over a 40-year period on a straight-line basis, unless management concludes a shorter term is more appropriate. Other intangibles acquired through acquisitions, consist of trademarks, subscriber and advertiser lists and mastheads which are being amortized on a straight-line basis over periods ranging from 5 to 40 years, with a weighted-average life of
26.5 years. If, in the opinion of management, an impairment in value occurs, based on the undiscounted cash flow method, any necessary additional write-downs will be charged to expense.

"DEFERRED REVENUE" arises as a normal part of business from advance subscription payments for newspapers. Revenue is recognized in the period in which it is earned.

"SHORT-TERM BORROWINGS AND CURRENT PORTION OF LONG TERM DEBT" includes the carrying amounts of commercial paper and other short-term borrowings with original maturities of less than one year, and the portion of long-term debt payable within twelve months. The carrying amounts of short-term borrowings approximate fair value. "LONG-TERM DEBT" represents the carrying amounts of debentures, notes payable and other indebtedness with maturities longer than one year. Fair values, disclosed in Note C, are estimated using discounted cash flow analyses based on the company's current incremental borrowing rates for similar types of borrowing arrangements.

In the first quarter of 1995, the company adopted FAS 116 -- ACCOUNTING FOR CONTRIBUTIONS RECEIVED AND CONTRIBUTIONS MADE. Under FAS 116, unconditional promises, including multiyear promises, are recognized in the period the promise is made. The adoption of FAS 116 resulted in a $7.3 million charge (net of tax) to operations, or $.07 per share, and was recorded as a cumulative effect adjustment.

In 1996, the company adopted FAS 121 -- ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS. FAS 121 requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The adoption of FAS 121 did not materially impact the financial statements. Also in 1996, the company implemented FAS 123 -- ACCOUNTING FOR
STOCK-BASED COMPENSATION. Under this statement, the company accounts for stock-based compensation plans under the provisions of APB 25 -- Accounting for Stock Issued to Employees, and discloses the general and pro forma financial information required by FAS 123 (see Note E).

In 1997, the company adopted FAS 128 -- EARNINGS PER SHARE (EPS). FAS 128 replaced the calculation of primary and fully diluted EPS with basic and diluted EPS. Unlike primary EPS, basic EPS will typically be higher than primary EPS due to the exclusion of any dilutive effects of options, warrants and convertible securities from the calculation. Diluted EPS is very similar to the previously reported fully diluted EPS. All EPS amounts for all periods presented have been restated where appropriate, to conform to the FAS 128 requirements.

"BASIC EARNINGS PER SHARE" is computed by dividing net income by the weighted-average number of common shares outstanding. "DILUTED EARNINGS PER SHARE" is computed by dividing net income by the weighted-average number of common and common equivalent shares outstanding. Quarterly earnings per share may not add to the total for the year, since each quarter and the year are calculated separately based on average outstanding shares during the period.

In 1997, the company also adopted FAS 129 -- DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE. FAS 129 establishes standards for disclosing information about an entity's capital structure. The adoption of this statement did not result in additional required disclosures. FAS 130 -- REPORTING COMPREHENSIVE INCOME and FAS 131 -- DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION are effective beginning in 1998. FAS 130 establishes standards for reporting and displaying comprehensive income, while FAS 131 abandons the "industry segment approach" in favor of the "management approach" for disclosure purposes. Adoption of FAS 130 is not expected to result in a significant change from the current required disclosures and the adoption of FAS 131 is not expected to result in additional disclosures.

USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain amounts in 1996 and 1995 have been reclassified to conform to the 1997 presentation.

B. INCOME TAXES

The company's income tax expense is determined under the liability method, which requires adjusting previously deferred taxes for changes in tax rates.

Substantially all of the company's earnings are subject to domestic taxation. No material foreign income taxes have been imposed on reported earnings.

Federal, state and local income taxes consist of the following (in thousands):

                                                    1997                          1996                          1995
                                          ------------------------      ------------------------      -------------------------
                                           Current        Deferred       Current        Deferred        Current       Deferred
                                          ---------      ---------      ---------      ---------      ---------      ----------
Federal income taxes ...................  $ 286,645      $ (33,176)     $ 127,610       $ 28,075      $ 100,568       $(10,128)
State and local income taxes ...........     64,519        (11,156)        29,913         13,167         26,721          3,241
                                          ---------      ---------      ---------       --------      ---------       ---------
  Total ................................  $ 351,164      $ (44,332)     $ 157,523       $ 41,242      $ 127,289       $ (6,887)
                                          =========      =========      =========       ========      =========       ========
Provision for:
  Continuing operations ................  $ 312,098      $ (14,750)      $ 84,182       $ 40,647      $  80,228       $ (7,367)
  Discontinued operations ..............     39,066        (29,582)        73,341            595         47,061            480
                                          ---------      ---------      ---------       --------      ---------       ---------
    Total ..............................  $ 351,164      $ (44,332)     $ 157,523       $ 41,242      $ 127,289       $ (6,887)
                                          =========      =========      =========       ========      =========       ========

Cash payments of income taxes for the years 1997, 1996 and 1995 were $278.5 million, $147.2 million and $130.1 million, respectively. Payments in 1997, 1996 and 1995 include the tax impact resulting from one-time gains. The 1997 payment included the tax impact from the sale of our cable investment, Knight- Ridder Information, Inc., and our newspaper in Long Beach, Calif., as well as the Boulder exchange. Payments in 1996 and 1995 included the tax impact from the sale of Knight-Ridder Financial and the Journal of Commerce, respectively.

                           Effective Income Tax Rates

The differences between income tax expense for continuing operations shown in the financial statements and the amounts determined by applying the federal statutory rate of 35% in each year are as follows (in thousands):

                                            1997          1996        1995
                                         ---------     ---------    --------
Federal statutory income tax .........   $ 242,848    $ 108,573    $  63,986
State and local income taxes, net of
  federal benefit ....................      34,300       13,612       11,421
Statutory rate applied to
  nondeductible amortization of the
  excess of cost over net assets
  acquired ...........................      13,482        2,781        2,712
Other items, net .....................       6,718         (137)      (5,258)
                                         ---------    ---------    ---------
  Total ..............................   $ 297,348    $ 124,829    $  72,861
                                         =========    =========    =========

The deferred tax asset and liability at the fiscal year end consist of the following components (in thousands):

                                            1997         1996         1995
                                         ---------    ---------    ---------
Deferred Tax Assets
Postretirement benefits other than
  pensions (including amounts relating
  to partnerships in which the company
  participates) ......................   $  88,016    $  95,764    $  85,789
Compensation and benefit accruals ....     (15,855)      (6,802)      21,768
Accrued interest .....................       8,165       10,576        8,073
Other nondeductible accruals .........      51,651       43,594       30,068
                                         ---------    ---------    ---------
  Gross deferred tax assets ..........   $ 131,977    $ 143,132    $ 145,698
                                         =========    =========    =========

Deferred Tax Liability
Depreciation and amortization ........   $ 341,872    $ 196,116    $ 154,242
Equity in partnerships and investees .      46,845       73,499       52,708
Unrealized appreciation in equity
  securities .........................       1,210       33,478
Research and experimental expenditures      10,964       12,232
Other ................................       4,010       11,066       31,924
                                         ---------    ---------    ---------
  Gross deferred tax liability .......   $ 392,727    $ 292,855    $ 284,584
                                         ---------    ---------    ---------
  Net deferred tax liability .........   $ 260,750    $ 149,723    $ 138,886
                                         =========    =========    =========

The components of deferred taxes included in the Consolidated Balance Sheet are as follows (in thousands):

                                            1997         1996         1995
                                         ---------    ---------    ---------
Current asset ........................   $  23,445    $  24,296    $  26,160
Noncurrent liability .................     282,695      142,727      134,460
Discontinued BIS operations - net
  liability ..........................       1,500       31,292       30,586
                                         ---------    ---------    ---------
  Net deferred tax liability .........   $ 260,750    $ 149,723    $ 138,886
                                         =========    =========    =========

C. DEBT

Debt consisted of the following (in thousands):

                                                 Dec. 28           Dec. 29          Dec. 31
                                                   1997              1996             1995
                                               -----------         ---------      -----------
Commercial paper due at various dates
  through March 25, 1998, at an
  effective interest rate of 5.6% as
  of Dec. 28, 1997. Amounts are net of
  unamortized discounts of $207 in 1997,
  $1,683 in 1996 and $5,502 in 1995(a) ....... $    29,793         $ 364,817      $   557,698
Senior secured bank debt due on Sept.
  15, 1999,  advanced  under a $1.2
  billion  credit  agreement  with a variable
  interest rate indexed to
  LIBOR plus 27  1/2 basis points(b) .........     990,000
Debentures due on April 15, 2009,
  bearing interest at 9.875%, net of
  unamortized discount of $1,867 in
  1997, $2,032 in 1996 and $2,211 in
  1995 .......................................     198,133           197,968          197,789
Debentures due on Nov. 1, 2027,
  bearing interest at 7.15%, net of
  unamortized discount of $5,739 in
  1997 .......................................      94,261
Notes payable, bearing interest at
  8.5%, subject to mandatory pro rata
  amortization of 25% annually
  commencing Sept. 1, 1998, through
  maturity on Sept. 1, 2001, net of
  unamortized discount of $383 in
  1997, $555 in 1996 and $726 in 1995 ........     159,617           159,445          159,274
Notes payable due on Nov. 1, 2007,
  bearing interest at 6.625%, net of
  unamortized discount of $2,179 in
  1997 .......................................      97,821
Senior notes payable due on Dec. 15,
  2005, bearing interest at 6.3%, net
  of unamortized discount of $795 in
  1997, $895 in 1996 and $911 in 1995 ........      99,205            99,105           99,089
                                               -----------         ---------      -----------
                                                 1,668,830           821,335        1,013,850
Less amounts payable in one year(c) ..........      69,697            50,000           13,129
                                               -----------         ---------      -----------
    Total long-term debt ..................... $ 1,599,133         $ 771,335      $ 1,000,721
                                               ===========         =========      ===========

(a) Commercial paper is supported by $642.3 million of revolving credit and term loan agreements, $400 million of which matures on Oct. 25, 2001, and $242.3 million of which matures on Oct. 23, 1998.
(b) Senior secured bank debt is collateralized by all personal property assets and four recorded first mortgages of Cypress Media, Inc., a wholly owned subsidiary.
(c) In 1997, this represents $39.9 million for the 8.5% note payable due on Sept. 1, 1998, and $29.8 million of commercial paper due within the next 12 months and which management does not intend to refinance.

Interest payments during 1997, 1996 and 1995 were $87.2 million, $70.9 million and $45.4 million, respectively.

The following table presents the approximate annual maturities of debt for the years after 1997 (in thousands):

1998 ..................................... $    69,697
1999 .....................................   1,029,904
2000 .....................................      39,904
2001 .....................................      39,904
2002
2003 and thereafter ......................     489,421
                                           -----------
  Total .................................. $ 1,668,830
                                           ===========

The carrying amounts and fair values of debt as of Dec. 28, 1997, are as follows (in thousands):

                                          Carrying               Fair
                                           Amount                Value
                                        -----------          -----------
Commercial paper .....................  $    29,793          $    29,793
Senior secured bank debt .............      990,000              990,000
9.875% Debentures ....................      198,133              249,878
7.15% Debentures .....................       94,261              102,234
8.5% Notes payable ...................      159,617              171,775
6.625% Notes payable .................       97,821              100,598
6.3% Senior notes payable ............       99,205               99,013
                                        -----------          -----------
  Total ..............................  $ 1,668,830          $ 1,743,291
                                        ===========          ===========

D. UNCONSOLIDATED COMPANIES AND JOINT VENTURES

Summary financial information for the company's unconsolidated companies and joint ventures that are accounted for under the equity method is as follows (in thousands):

                                                    1997                     1996                   1995
                                                ----------               ----------             ----------
Current assets ................................ $  212,939               $  258,037             $  274,815
Property, plant and equipment and
  other assets ................................  1,158,224                4,076,604              3,671,364
Current liabilities ...........................    143,683                  287,782                323,199
Long-term debt and other noncurrent
  liabilities .................................    394,253                2,893,716              2,572,060
Net sales .....................................    806,587                1,417,668              1,248,694
Gross profit ..................................    124,650                  449,383                376,545
Net income ....................................     24,428                   55,104                  6,517
Company's share of:
  Net assets ..................................    197,585                  330,267                321,658
  Net income ..................................     10,800                   29,868                 20,661

In 1989, the Detroit Free Press and The Detroit News began operating under a joint operating agreement as the Detroit Newspaper Agency (DNA). Balance sheet amounts for the DNA at Dec. 28, 1997, Dec. 29, 1996, and Dec. 31, 1995, are included above, and the net assets contributed to the DNA are included in "Equity in unconsolidated companies and joint ventures" in the Consolidated Balance Sheet.

In January 1997, the company and Tele-Communications, Inc. closed on the sale of the company's interest in all but one of their jointly owned cable investments. See Note G.

E. CAPITAL STOCK

In 1991, shareholders authorized 2 million shares of Series B preferred stock for future issuance (which is convertible into 20 million shares of common stock).

In 1997, the Board of Directors authorized 1,758,242 of Series B preferred stock, $1.00 par value per share, for issuance in connection with the acquisition of four newspapers that were indirectly owned by The Walt Disney Company on May 9, 1997. The Series B preferred stock is convertible into 10 shares of common stock. If and when dividends and other distributions are declared by the Board of Directors, holders of the Series B preferred stock shall be entitled to receive the dividends or other distribution paid on the number of shares of the corporation's common stock into which such share of this series is convertible. Each holder of this series is entitled to vote with respect to all matters upon which holders of the corporation's common stock are entitled to vote.

On June 21, 1996, the Board of Directors declared a two-for-one stock split in the form of a 100% common stock dividend that was payable on July 31, 1996, to shareholders of record on July 10, 1996. The financial statements have been restated to give retroactive recognition to the stock split in prior periods by reclassifying from retained earnings to common stock the par value of the additional shares arising from the split. In addition, all references in the financial statements to number of shares and per share amounts have been restated.

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

The Employees Stock Purchase Plan provides for the sale of common stock to employees of the company and its subsidiaries at a price equal to 85% of the market value at the end of each purchase period. Participants under the plan received 387,514 shares in 1997, 453,754 shares in 1996 and 599,558 shares in 1995. The purchase price of shares issued in 1997 under this plan ranged between $34.00 and $43.46, and the market value on the purchase dates of such shares ranged from $40.00 to $51.13.

The Employee Stock Option Plans provide for the issuance of nonqualified stock options and incentive stock options. Options are issued at prices not less than market value at date of grant and until 1994 were exercisable at issue date. Options granted after March 1994 are exercisable in three equal installments vesting over a three-year period from the date of grant. There is no expiration date for the granting of options, but options must expire no later than 10 years from the date of grant. The option plan provides for the discretionary grant of stock appreciation rights (SARs) in tandem with previously granted options, which allow a holder to receive in cash, stock or combinations thereof the difference between the exercise price and the fair market value of the stock at date of exercise.

Proceeds from the issuance of shares under these plans are included in shareholders' equity and do not affect income.

Transactions under the Employee Stock Option Plans are summarized as follows:

                                                                 Weighted-
                                                                 Average
                                          Number of           Exercise Price
                                             Shares             Per Share
                                         -----------         ---------------
Outstanding
  Dec. 25, 1994 .......................   8,646,724              $ 25.68
    Exercised .........................  (2,319,910)               24.21
    Expired
    Forfeited .........................     (24,800)               26.24
    Granted ...........................   1,345,300                32.16
Outstanding
  Dec. 31, 1995 .......................   7,647,314                27.26
    Exercised .........................  (1,909,690)               25.95
    Expired ...........................      (8,650)               29.54
    Forfeited .........................    (148,579)               28.70
    Granted ...........................   1,324,450                39.25
Outstanding
  Dec. 29, 1996 .......................   6,904,845                29.89
    Exercised .........................  (1,693,765)               26.54
    Expired ...........................    (340,341)               29.00
    Forfeited .........................     (25,873)               32.55
    Granted ...........................   1,412,668                51.65
Outstanding
  Dec. 28, 1997 .......................   6,257,534                35.74

In 1997, the company established a long-term incentive plan. The plan rewards participants whose leadership helps the company reach levels of total shareholder return, as defined. The plan covers a single three year performance period from Jan. 1, 1997 through Dec. 31, 1999. Participants received an initial grant of 252,406 shares of restricted Knight Ridder common stock. The initial grant of common stock was restricted as the vesting of these shares is triggered upon the occurrence of certain performance goals.

In 1997, the company established a compensation plan for nonemployee directors. The purpose of the plan is to attract and retain the services of qualified individuals who are not employees of the company to serve as members of the Board of Directors. Part of the compensation plan includes the issuance of stock options. Options vest in three equal installments over a three-year period and expire no later than 10 years from the date of grant. In 1997, 26,000 options were granted.

At Dec. 28, 1997, shares of the company's authorized but unissued common stock were reserved for issuance as follows:

                                               Shares
                                             ---------
Employee Stock Option Plans ................ 2,176,761
Employees Stock Purchase Plan .............. 1,421,106
Nonemployee Directors Stock Option
  Plan .....................................   174,000
                                             ---------
  Total .................................... 3,771,867
                                             =========

As required by FAS 123, pro forma information regarding net income and earnings per share has been determined as if the company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free rates of 5.7%, 6.1% and 5.5%; dividend yields of 1.6%, 2.0% and 2.5%; volatility factors of the expected market price of the company's common stock of 0.14, 0.16 and 0.17; and a weighted-average expected life of the option of 6.4, 6.5 and 6.5 years. The weighted-average fair values of the stock options for 1997, 1996 and 1995 were $12.44, $9.65 and $6.94, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the company's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. In addition, the 15% discount in market value under the Employees Stock Purchase Plan is treated as compensation expense for pro forma purposes. The company's 1997, 1996 and 1995 pro forma information follows (in thousands, except for earnings per share information):

                                          1997           1996          1995
                                       ---------      ---------     ---------
Net income ..........................  $ 407,274      $ 264,600     $ 158,461
Basic earnings per share ............       4.60           2.76          1.59
Diluted earnings per share ..........       4.02           2.72          1.58

The pro forma effect on net income is not necessarily representative of the effect in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

The exercise price of options outstanding at Dec. 28, 1997, ranged between $22.66 and $52.78. The weighted-average remaining contractual life of those options for 1997, 1996 and 1995 is 6.4, 7.3 and 7.1 years, respectively. 3,643,950, 4,305,845 and 5,323,930 options were exercisable at the end of 1997, 1996 and 1995, respectively.

In 1997, the company adopted FAS 128 -- EARNINGS PER SHARE (EPS). EPS amounts for all periods presented have been restated as appropriate to conform to the FAS 128 requirements. In 1997, the Series B preferred stock, which is convertible into 10 shares of common stock, and stock options are included in the diluted EPS calculation, but excluded from the basic EPS calculation. The 1997 diluted EPS calculation includes 10,931,741 weighted-average shares of Series B preferred stock and 1,906,912 weighted-average stock options. In 1996 and earlier, the only difference between the basic and diluted EPS calculations is the dilutive impact of options that are included in the diluted EPS calculation.

F. RETIREMENT PLANS

The company and its subsidiaries maintain several company-administered noncontributory defined benefit plans covering most nonunion employees. Benefits are based on years of service and compensation or stated amounts for each year of service. The company's funding policy for defined benefit plans is to contribute annually not less than the ERISA minimum funding standards nor more than the maximum amount which can be deducted for federal income tax purposes. The company also contributes to certain multi-employer union defined benefit plans, company-administered and jointly administered negotiated plans covering union employees. The funding policy for these plans is to make annual contributions in accordance with applicable agreements.

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

A summary of the components of net periodic pension cost for the defined benefit plans (both company-administered non-negotiated and single-employer negotiated plans) is presented here, along with the total amounts charged to pension expense for multi-employer union defined benefit plans, defined contribution plans and other agreements (in thousands):

                                          1997          1996         1995
                                       ---------     ---------    ---------
Defined benefit plans:
  Service cost ....................... $  30,116     $  28,562    $  21,550
  Interest cost ......................    61,458        56,698       51,725
  Actual return on plan assets .......  (173,445)     (106,651)    (137,554)
  Net amortization and deferral ......    99,825        43,681       84,042
                                       ---------     ---------    ---------
    Net ..............................    17,954        22,290       19,763
Multi-employer union plans ...........    11,125         9,157        9,484
Defined contribution plans ...........    10,742         9,022        8,389
Other ................................     1,968         1,412        1,808
                                       ---------     ---------    ---------
  Net periodic pension cost .......... $  41,789     $  41,881    $  39,444
                                       =========     =========    =========

Assumptions used each year in accounting for defined benefit plans were:

                                         1997        1996       1995
                                         -----       -----      -----
Discount rate as of year end ............ 7.0%        7.5%      7.25%
Expected long-term rate of return on
  assets assumed in determining
  pension expense ....................... 8.5         8.5       8.5
Rate of increase in compensation
  levels as of year end ................. 4.5         4.5       4.5

The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheet for the defined benefit plans (in thousands):

                                              Dec. 28, 1997                 Dec. 29, 1996                   Dec. 31, 1995
                                     -----------------------------  ----------------------------    ----------------------------
                                        Plans Whose    Plans Whose    Plans Whose    Plans Whose      Plans Whose    Plans Whose
                                      Assets Exceed    Accumulated  Assets Exceed    Accumulated    Assets Exceed    Accumulated
                                        Accumulated       Benefits    Accumulated       Benefits      Accumulated       Benefits
                                           Benefits  Exceed Assets       Benefits  Exceed Assets         Benefits  Exceed Assets
                                         (20 plans)      (7 plans)     (16 plans)      (9 plans)       (17 plans)     (11 plans)
                                        -----------  -------------  -------------  -------------    -------------  -------------
Actuarial present value of benefit
obligations:
  Vested benefit obligations ........... $  767,330       $ 31,543      $ 601,284       $ 74,766        $ 564,319      $  83,275
                                         ==========       ========      =========       ========        =========      =========
  Accumulated benefit obligations ...... $  781,678       $ 32,484      $ 612,444       $ 77,021        $ 574,642      $  85,581
                                         ==========       ========      =========       ========        =========      =========

Projected benefit obligation ........... $  911,835       $ 43,497      $ 709,412       $ 87,467        $ 672,691      $ 100,273
Plan assets at fair value ..............  1,056,230          2,529        810,102         49,809          717,475         55,019
                                         ----------       --------      ---------       --------        ---------      ---------
Projected benefit obligation less
  than (in excess of) plan assets ......    144,395        (40,968)       100,690        (37,658)          44,784        (45,254)
Unrecognized net (gain) loss ...........   (138,206)        11,438        (96,564)        11,704          (15,441)        15,032
Prior service cost not yet
  recognized in net periodic pension
  cost .................................     38,940          3,971         33,135         11,283           24,865         12,522
Unrecognized net (asset) obligation
  at the date FAS 87 was adopted,
  net of amortization ..................    (13,441)           865        (18,592)         1,738          (23,689)         2,190
Adjustment required to recognize
  minimum liability ....................                    (5,922)                      (14,279)                        (18,071)
                                         ----------       --------      ---------       --------        ---------      ---------
Net pension asset (liability)
  recognized in the Consolidated
  Balance Sheet ........................ $   31,688       $(30,616)     $  18,669       $(27,212)       $  30,519      $ (33,581)
                                         ==========       ========      =========       ========        =========      =========

Of the seven plans whose accumulated benefits exceed assets, one is a qualified pension plan. This qualified plan has vested benefits of $2.4 million and assets of $2.5 million.

Net pension assets are included in "Other" noncurrent assets and net pension liabilities are included in "Employment benefits and other noncurrent liabilities." In 1995 and 1996, net pension liabilities related to discontinued operations were included in "Net assets of discontinued BIS operations." These net pension liabilities were assumed by corporate in 1997. Substantially all of the assets of the company-administered plans are invested in listed stocks and bonds.

G. ACQUISITIONS AND DISPOSITIONS

                                  Acquisitions

On May 9, 1997, the company completed the acquisition of four newspapers, indirectly owned by The Walt Disney Company, for $1.65 billion. The acquisition was accomplished through the merger of a wholly owned subsidiary with and into Cypress Media, Inc. ("Media"), formerly known as ABC Media, Inc., the owner of the four newspapers. Media owns newspapers in Kansas City, Mo., Fort Worth, Texas, Belleville, Ill., and Wilkes-Barre, Pa. The company intends to continue to manage and operate Media as a newspaper company. The four newspapers have combined daily and Sunday circulation of 635,000 and 898,000, respectively.

The acquisition was accounted for under the purchase method. The purchase price was allocated based on the estimated fair market value of net tangible and intangible assets acquired. The fair market value of the net tangible and intangible assets of Media was approximately $317.3 million at date of purchase, including $351.6 million of intangible assets, which are being amortized on a straight-line basis over periods ranging from 10 years to 40 years. The excess of purchase price over these net assets, of approximately $1.33 billion, has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.

Pursuant to the merger, the company issued 1,754,930 shares of its Series B convertible preferred stock. Each share of preferred stock is convertible into 10 shares of common stock. At the effective time of the merger, Media had $990 million of bank debt, which was assumed by the company. The company's results of operations include Media from May 9, 1997.

The pro forma unaudited results of operations, as though the former Media newspapers acquisition had occurred at the beginning of the fiscal year in which the acquisition took place as well as for the comparable preceding year, were as follows (in thousands of dollars, except share data):

                                           1997                     1996
                                       -----------              -----------
Operating revenue ...................  $ 3,058,791              $ 2,873,946
Income before income taxes ..........      695,466                  313,038
Net income ..........................      413,932                  255,602
Earnings per share
  Basic .............................  $      4.68              $      2.66
  Diluted ...........................         4.09                     2.22

On Aug. 24, 1997, the company exchanged its newspaper in Boulder, Colo., for two newspapers in California owned by the E.W. Scripps Co. The Monterey County Herald has circulation of 34,000 daily and 38,000 Sunday, and the San Luis Obispo Telegram-Tribune has circulation of 36,000 Monday through Saturday.

The exchange was accounted for under the purchase method. The fair market value of the two newspapers received in the exchange was approximately $56.6 million, and that value was allocated to the net tangible and intangible assets of these newspapers. The fair market value of the identified tangible and intangible assets was approximately $51.5 million at date of exchange, including $16.7 million of intangible assets, which are being amortized on a straight-line basis over periods ranging from 10 years to 40 years. The excess of the fair value of these newspapers over their net assets, of approximately $5.1 million, has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. The company's results of operations include Boulder through Aug. 24, and Monterey and San Luis Obispo from that same date through the end of the fiscal year.

On Oct. 31, 1995, the company acquired 100% of the outstanding shares of Lesher Communications, Inc., ("Lesher") for $360 million. The difference between the purchase price of $360 million and the cash distribution of $335.8 million was due to certain assumed liabilities. Lesher, a privately held newspaper company based in Walnut Creek, Calif., published four daily newspapers in contiguous Contra Costa and eastern Alameda County markets in the East Bay area of Northern California. Lesher, renamed Contra Costa Newspapers, Inc., (CCN) in November 1995, continues to publish four newspapers.

The acquisition was accounted for under the purchase method. The purchase price was allocated, based on the estimated fair market value of the net tangible and intangible assets of CCN. The fair market value of the tangible and intangible assets was approximately $106.2 million at date of purchase, including $22.6 million of intangible assets, which are being amortized on a straight-line basis over periods ranging from 15 to 40 years. The excess of purchase price over these net assets, of approximately $253.8 million, has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. The company's results of operations include CCN from Oct. 31, 1995, forward.

The pro forma unaudited results of operations, as though the former CCN newspapers acquisition had occurred at the beginning of the 1995 fiscal year were: (1) revenues, $2.4 billion; (2) net income, $161.7 million and (3) basic earnings per share, $1.63, and diluted earnings per share, $1.61.

                                  Dispositions

Related to Continuing Operations:

In July 1997, the company announced that it would sell its newspapers in Boca Raton, Fla., Gary, Ind., Long Beach, Calif., Milledgeville, Ga. and Newberry, S.C. Combined daily and Sunday circulation for the Boca Raton, Gary and Long Beach newspapers is 188,448 and 213,487, respectively. The Milledgeville newspaper has circulation of 8,153 (five days a week) and the Newberry newspaper has circulation of 6,500 (three days a week).

In December 1997, the company sold all of these newspapers except the one in Gary. The sale of the Boca Raton, Newberry and Milledgeville newspapers to Community Newspaper Holdings, Inc., also included the transfer to the company of The Daily Sun and the Buyer's Guide, a shopper, in Warner Robins, Ga., and the Byron (Ga.) Gazette, a weekly newspaper. The Long Beach newspaper was sold to Garden State Newspapers, an affiliate of Media News Group. On Feb. 2, 1998, the company closed on the sale of the Gary newspaper to Hollinger International, Inc.

The proceeds from the sale of the four newspapers were $50.7 million. The pretax and after-tax gains from their sale were $18.1 million and $10.3 million, respectively.

On Aug. 24, 1997, the company exchanged its newspaper in Boulder, Colo., for two newspapers in California owned by the E.W. Scripps Co. The exchange resulted in a pretax and an after-tax gain of $43.2 million and $24.5 million, respectively.

In January 1997, the company and Tele-Communications, Inc., closed on the sale of the company's interest in all but one of their jointly owned cable investments. The total sales price was $377.6 million and resulted in a pretax and an after-tax gain of $221.8 million and $128.3 million, respectively. The remaining system, in Kentucky, accounts for a small portion of the original investment. That sale is expected to close later.

In November 1996, the company sold its investment in Netscape Communications Corporation, resulting in an after-tax gain of $8.1 million, net of adjustments in the carrying value of certain other investments.

Related to Discontinued Operations:

On April 4,  1997,  the  company  announced  that it  would  sell  Knight-Ridder
Information, Inc. (KRII). The announcement resulted in its former Business Information Services (BIS) segment (excluding one business called Technimetrics) being reclassified as discontinued operations in the quarter ended June 29, 1997. On Dec. 11, 1997, the company announced that it would also sell Technimetrics. Since this business was previously included in the BIS segment, it was similarly reclassified and included in discontinued operations.

On Nov. 14, 1997, the company sold KRII to M.A.I.D plc for $420 million plus a working capital purchase price adjustment of approximately $15 million. The sale resulted in a pretax gain of $23.6 million and an after-tax gain of $15.3 million.

On July 26, 1996, the company sold Knight-Ridder Financial (KRF) to Global Financial Information Corporation for $275 million. The pretax and after-tax gains from the sale of KRF were $155.9 million and $86.3 million, respectively.

On April 3, 1995, the company sold the Journal of Commerce (JoC) to the Economist Group of London for $115 million. The pretax and after-tax gains from the sale of the JoC were $92.7 million and $53.8 million, respectively.

H. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The company and its subsidiaries have defined postretirement benefit plans that provide medical and life insurance for retirees and eligible dependents. The company's postretirement benefit expense is determined under the provisions of FAS 106 -- EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. This statement requires that the cost of these benefits, which are primarily for health care and life insurance, be recognized in the financial statements throughout the employees' active working careers.

The company valued the accumulated postretirement benefit obligation using the following assumptions:

                                           1997           1996         1995
                                           -----          -----        -----
Discount rate at the end of the
  year .................................... 7.0%           7.5%        7.25%
Return on plan assets ..................... 8.5            8.5         8.5
Annual rate of increase in
  salaries ................................ 4.5            4.5         4.5
Medical trend rate:
  Projected ............................... 8.0            9.0        10.0
  Reducing to this percentage in
    2001 and thereafter ................... 5.5            5.5         5.5

The following tables present the funded status of the company's benefit plans (excluding liabilities of the DNA that are reported in the Consolidated Balance Sheet under the caption "Equity in unconsolidated companies and joint ventures") and the components of 1997, 1996 and 1995 periodic expense (in thousands):

                                                    1997                          1996                            1995
                                          ------------------------      ------------------------        ------------------------
                                                              Life                          Life                            Life
                                                         Insurance                     Insurance                       Insurance
                                            Medical            and        Medical            and          Medical            and
                                              Plans    Other Plans          Plans    Other Plans            Plans    Other Plans
                                          ---------    -----------      ---------    -----------        ---------       --------
Accumulated postretirement benefit
obligation:
  Retirees .............................   $ 60,845       $ 13,873       $ 58,225       $ 13,519         $ 69,180       $ 13,313
  Fully eligible active plan
    participants .......................     13,054          5,931         12,369          5,157           16,778          5,440
  Other active plan participants .......     18,706         20,209         17,650         14,568           21,617         16,243
                                          ---------       --------      ---------       --------        ---------       --------
Accumulated benefit obligation in
  excess of plan assets ................     92,605         40,013         88,244         33,244          107,575         34,996
Fair value of assets                                        12,386
Unfunded status ........................     92,605         27,627         88,244         33,244          107,575         34,996
Unrecognized net reduction
  (increase) in prior service costs ....     23,664           (135)        27,693           (158)          31,723           (180)
Unrecognized net gain (loss) ...........      2,746          3,978          1,493          8,295          (10,633)         5,576
                                          ---------       --------      ---------       --------        ---------       --------
Accrued liability recognized in the
  balance sheet ........................  $ 119,015       $ 31,470      $ 117,430       $ 41,381        $ 128,665       $ 40,392
                                          =========       ========      =========       ========        =========       ========

Net periodic postretirement benefit
cost includes the following components:

  Service cost .........................           $   3,524                     $   3,769                       $  4,414
  Interest cost ........................              10,988                        11,229                         11,742
  Amortization .........................              (4,812)                       (4,600)                        (5,095)
  Actual return on plan assets .........                (773)
                                                   ---------                     ---------                       --------
  Net periodic postretirement
    benefit cost .......................           $   8,927                     $  10,398                       $ 11,061
                                                   =========                     =========                       ========
Impact of 1% increase in medical trend rate:
  Aggregate impact on 1997 service
    cost and interest cost .............           $     945
                                                   =========
  Increase in Dec. 28, 1997, accumulated
    postretirement benefit obligation ..           $   5,843
                                                   =========

A pretax gain resulting from curtailments, settlements and special termination benefits under these plans was $8.6 million in 1996, which related to restructuring of plans.

I. COMMITMENTS AND CONTINGENCIES

At Dec. 28, 1997, the company had lease commitments currently estimated to aggregate approximately $54.9 million that expire from 1998 through 2051 as follows (in thousands):

1998 .......................................  $ 13,908
1999 .......................................    11,615
2000 .......................................     9,208
2001 .......................................     6,610
2002 .......................................     4,330
2003 and thereafter ........................     9,211
                                              --------
  Total ....................................  $ 54,882
                                              ========

Payments under the lease contracts were $15.6 million in 1997, $14.2 million in 1996 and $12.7 million in 1995.

In connection with the company's insurance program, letters of credit are required to support certain projected worker compensation obligations. At Dec. 28, 1997, the company had approximately $40.3 million of undrawn letters of credit outstanding.

On July 13, 1995, six unions struck the Detroit Free Press, The Detroit News and the Detroit Newspaper Agency, which operates both newspapers. Subsequently, the unions filed numerous unfair labor practice charges against the newspapers and the Agency. In June 1997, after a lengthy trial, a National Labor Relations Board (NLRB) administrative law judge ruled that the strike was caused by the unfair labor practices of the Agency and The Detroit News and recommended that the Agency and the newspapers reinstate all strikers, displacing permanent replacements if necessary. The Agency and the newspapers have appealed the decision, which is pending before the NLRB.

Various libel actions and environmental and other legal proceedings that have arisen in the ordinary course of business are pending against the company and its subsidiaries. In the opinion of management, the ultimate liability to the company and its subsidiaries as a result of all legal proceedings, including Detroit, will not be material to its financial position or results of operations.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders
Knight-Ridder, Inc.

We have audited the accompanying consolidated balance sheet of Knight- Ridder, Inc., and subsidiaries as of Dec. 28, 1997, Dec. 29, 1996, and Dec. 31, 1995, and the related consolidated statements of income, cash flows and shareholders' equity for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knight- Ridder, Inc., and subsidiaries at Dec. 28, 1997, Dec. 29, 1996, and Dec. 31, 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the financial statements, in 1995 the company changed its method of accounting for contributions.

                                                           /s/ Ernst & Young LLP
                                                           ---------------------
Miami, Florida
Jan. 26, 1998

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

1997 Proxy Statement page 2, "Election of Directors"; page 3, "Nominees for Election as Directors for Terms Ending 2001; pages 3 through 5, "Continuing Directors"; page 7, "Compensation Committee Interlocks and Insider Participation"; page 16, "Certain Relationships"; and page 16, "Section 16(a) Beneficial Ownership Reporting Compliance".


KNIGHT RIDDER EXECUTIVE COMMITTEE

Alvah H. Chapman Jr., 76
--------------------------------------------------------------------------------
Served as chairman of the Executive Committee 1984 to 1995; chairman of the board 1982 to 1989; chief executive officer 1976 to 1988; president 1973 to 1982; executive vice president 1967 to 1973; vice president 1966 to 1967; The Miami Herald general manager 1962 to 1969. B.S., business administration, The Citadel, 1942.

Mary Jean Connors, 45
--------------------------------------------------------------------------------
Senior vice president/human resources since 1996; vice president/human resources 1989 to 1996. Served as Philadelphia Newspapers, Inc., vice president/human resources 1988 to 1989; assistant to the senior vice president/news for Knight Ridder 1988; The Miami Herald assistant managing editor/personnel 1985 to 1988; held various editing positions at The Miami Herald 1980 to 1985. B.A., English, Miami University in Oxford, Ohio, 1973.

John C. Fontaine, 66
--------------------------------------------------------------------------------
Retired president and a partner in the law firm of Hughes Hubbard & Reed. Served as executive vice president 1994 to 1995; senior vice president 1987 to 1993; general counsel 1980 to 1993. Prior to that, a partner with Hughes Hubbard & Reed. LL.B., Harvard Law School, 1956; B.A., political science, University of Michigan, 1953.

Ross Jones, 55
--------------------------------------------------------------------------------
Senior vice president and chief financial officer since 1993. Served as vice president/finance in 1993; vice president and treasurer of Reader's Digest Association, Inc., 1985 to 1993 and in other positions there 1977 to 1985. Served as manager at Brown Brothers Harriman & Co. 1970 to 1977. Advanced Management Program, Harvard Business School, 1988; M.B.A., finance, Columbia University Business School, 1970; B.A., classics, Brown University, 1965.

Frank McComas, 52
--------------------------------------------------------------------------------
Senior vice president/operations since 1996; vice president/operations 1995 to 1996. Served as publisher, The (Columbia) State, 1988 to 1995; publisher, Bradenton Herald, 1980 to 1988; held various positions at The Miami Herald and The Charlotte Observer, 1970 to 1980. Advanced Management Program, Harvard Business School, 1994; B.B.A. in business administration, Kent State University, 1968.

Bernard H. Ridder Jr., 81
--------------------------------------------------------------------------------
Former chairman of the board 1979 to 1982; former chairman of the Executive Committee 1976 to 1984; former vice chairman of the board 1974 to 1979. Served as president and chief executive officer of Ridder Publications, Inc., 1969 to 1974. B.A., history, Princeton University, 1938.

P. Anthony Ridder, 57
--------------------------------------------------------------------------------
Chairman of the Executive Committee since 1995; Knight Ridder chairman and CEO since 1995. Served as president 1989 to 1995; president of the Newspaper Division 1986 to 1995; chairman of the Operating Committee since 1985. Served as publisher of the San Jose Mercury News 1977 to 1986; general manager 1975 to 1977; business manager 1969 to 1975. B.A., economics, University of Michigan, 1962.

KNIGHT RIDDER OFFICERS

Marty Claus, 49
--------------------------------------------------------------------------------
Vice president/news since 1993. Served as Detroit Free Press managing editor/ business and features from 1987 to 1992; held various editing positions at the Free Press 1977 to 1987. Held various writing and editing positions at the San Bernardino (Calif.) Sun-Telegram 1970 to 1977. B.A., journalism, Michigan State University Honors College, 1970.

Gary R. Effren, 41
--------------------------------------------------------------------------------
Vice president/controller since 1995. Served as assistant vice president/ assistant treasurer 1993 to 1995; assistant to the vice president/finance and treasurer 1989 to 1993; director of corporate accounting 1986 to 1989; business manager of Viewdata Corp. of America 1984 to 1986; manager of financial reporting 1983 to 1984. M.B.A., University of Miami, 1989; B.S., accounting, Rider College, 1978; CPA.

Virginia Dodge Fielder, 49
--------------------------------------------------------------------------------
Vice president/research since 1989. Served as vice president/news and circulation research 1986 to 1989. Served as director/news and circulation research 1981 to 1985; editorial research manager, Chicago Sun-Times 1979 to 1981; held various positions at Lexington Herald-Leader 1976 to 1979. Ph.D., mass communications, Indiana University, 1976; M.A., journalism, Indiana University, 1974; B.A., psychology, Transylvania University, 1970.

Douglas C. Harris, 58
--------------------------------------------------------------------------------
Vice president and secretary since 1986. Served as vice president/personnel 1977 to 1985; director/personnel 1972 to 1977. Formerly with Peat, Marwick, Mitchell and Co. as director of college and special recruiting. Advanced Management Program, Harvard Business School, 1987; Ed.D., counseling and guidance, Indiana University, 1968; M.S., student personnel, Indiana University, 1964; B.S., business administration, Murray State University, 1961.

Clark Hoyt, 55
--------------------------------------------------------------------------------
Vice president/news since 1993. Served as chief of the Knight Ridder Washington Bureau 1987 to 1993; news editor 1985 to 1987; managing editor, The Wichita Eagle 1981 to 1985; various editing positions, Detroit Free Press 1977 to 1981; various reporting positions, Detroit Free Press and Washington Bureau. B.A., English literature, Columbia College, 1964.

Robert D. Ingle, 58
--------------------------------------------------------------------------------
Vice president/new media since 1995. Served as president and executive editor of the San Jose Mercury News 1981 to 1995; managing editor, The Miami Herald 1977 to 1981; various editing positions, The Miami Herald 1962 to 1977. B.A., journalism and political science, University of Iowa, 1962.

Mindi Keirnan, 42
--------------------------------------------------------------------------------
Vice president/operations since 1996; assistant vice president/assistant to the chairman and CEO 1995 to 1996. Served as assistant to the president 1994 to 1995; managing editor/news, Saint Paul Pioneer Press 1991 to 1994; various editing positions at Gannett News Service, Crain's Chicago Business, the Detroit Free Press and the Tallahassee Democrat 1977 to 1991. B.S., political science, Florida State University, 1984.

Polk Laffoon IV, 52
--------------------------------------------------------------------------------
Vice president/corporate relations since 1994. Served as assistant to the president 1992 to 1994; assistant circulation director/distribution, The Miami Herald 1991 to 1992; executive assistant to the vice president/marketing 1989 to 1991; Living Today editor, 1987 to 1989. Served as director and vice president/investor relations, Taft Broadcasting Co. 1982 to 1987. M.B.A., marketing, Wharton School, 1970; B.A., English, Yale, 1967.

Tally C. Liu, 47
--------------------------------------------------------------------------------
Vice president/finance and administration since 1994. Served as vice president/finance and controller 1993 to 1994; vice president and controller 1990 to 1993. Served as San Jose Mercury News vice president and chief financial officer 1987 to 1990 and in various roles 1983 to 1987; held various finance positions, Boca Raton News, 1978 to 1983. M.B.A., Florida Atlantic University, 1977; B.S., business administration, National Chen-Chi University, 1973; CPA.

Larry D. Marbert, 44
--------------------------------------------------------------------------------
Vice president/technology since 1994. Served as Philadelphia Newspapers, Inc., senior vice president/operations 1991 to 1994; vice president/operations research and planning 1988 to 1991; vice president/production 1986 to 1988; Knight Ridder director of production/Newspaper Division 1981 to 1986; various production positions, The Miami Herald 1977 to 1981. M.S., management science, Auburn University, 1977; B.S., University of North Carolina, business administration, 1976.

Cristina Lagueruela Mendoza, 51
--------------------------------------------------------------------------------
Vice president/general counsel since 1993; vice president/associate general counsel 1992 to 1993; associate general counsel 1990 to 1992. Served as a partner in Murai, Wald, Biondo, Moreno & Mendoza, P.A., 1988 to 1990; associate 1984 to 1988. J.D., University of Miami Law School, 1982; M.A., political science, University of Miami, 1967; B.A., political science, Chatham College, 1966.

Alan G. Silverglat, 51
--------------------------------------------------------------------------------
Vice president/treasurer since 1995. Served as senior vice president/finance and planning for Business Information Services Division 1983 to 1995; other BIS positions 1980 to 1983. Formerly with Ernst & Young. B.S., business administration, University of Missouri, 1968; CPA.

Jerome S. Tilis, 55
--------------------------------------------------------------------------------
Vice president/marketing since 1987. Served as president of the Detroit Free Press 1985 to 1989; senior vice president of Philadelphia Newspapers, Inc., 1980 to 1985; vice president of advertising sales and marketing 1979 to 1980; advertising director 1977 to 1979. Advanced Management Program, Harvard Business School, 1984; B.S., chemistry, Hunter College, 1964.

Robert Woodworth, 50
--------------------------------------------------------------------------------
Vice president since June. Served as president and publisher of The Kansas City Star Company 1993 to 1997; president and general manager 1988 to 1993; and executive vice president and general manager of the Fort Worth Star- Telegram, 1986 to 1988. M.B.A., Darden School of Business, University of Virginia; B.A., economics, Allegheny College.

ITEM 11. EXECUTIVE COMPENSATION

1997 Proxy Statement, pages 7 and 8, "Compensation Committee Interlocks and Insider Participation"; page 8, "Executive Compensation"; pages 8 through 10, "Compensation Committee Report"; page 11, "Senior Executive Compensation"; page 12, "Stock Options Granted"; pages 12 and 13, "Stock Options Exercised"; pages 13 and 14, "Long-Term Incentive Plan"; page 14, "Pension Benefits"; page 15, "Performance of the Company's Stock"; and page 16, "Compensation of Directors"

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

1997 Proxy Statement, page 1, "Common Stock Outstanding and Principal Holders" and page 6, "Security Ownership of Management"

See Note E in Item 8.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

1997 Proxy Statement, page 16, "Certain Relationships"; page 3, "Nominees for Election as Directors for Terms Ending 2001"; pages 3 through 5, "Continuing Directors"; pages 7 and 8, "Compensation Committee Interlocks and Insider Participation"; and page 1, "Common Stock Outstanding and Principal Holders"


PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)

       1. The following consolidated financial statements of Knight-Ridder, Inc. and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 28, 1997, are included in Item 8:

            Consolidated Balance Sheet - December 28, 1997, December 29, 1996, and December 31, 1995

            Consolidated Statement of Income - Years ended December 28, 1997, December 29, 1996, and December 31, 1995

            Consolidated Statement of Cash Flows - Years ended December 28, 1997, December 29, 1996, and December 31, 1995

            Consolidated   Statement  of  Shareholders'  Equity  -  Years  ended
            December 28, 1997, December 29, 1996, and December 31, 1995

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

       3.   Exhibits

            No. 2    -   Acquisition  Agreement,  dated as of April 4, 1997,  is
                         incorporated by reference to the Company's Form 10-Q filed May 9, 1997.

                     - Acquisition and Plan of Merger, dated as of May 9, 1997, is incorporated by reference to the Company's Form 8-K filed May 22, 1997.

            No. 3(i) -   Amended  and  Restated  Articles  of  Incorporation  of
                         Knight-Ridder, Inc. (totally amended and restated as of February, 1998) are filed herein.

                (ii) -   Bylaws  of  Knight-Ridder,   Inc.  (As  Amended Through
                         January 28, 1997), are incorporated by reference to the Company's Form 10-Q filed May 9, 1997.

            No. 4    -   Indenture,  dated as of April 6, 1989, is  incorporated
                         by reference to the Company's Registration Statement on Form S-3, effective April 7, 1989. (No. 33-28010)

                     - Rights Agreement, dated as of June 21, 1996, is incorporated by reference to the Company's Form 8-A filed July 9, 1996.

                     - Indenture, dated as of October 9, 1997, is Incorporated by reference to the Company's Registration Statement on Form S-3, effective October 10, 1997 (No. 333-37603).

            No. 10   -   Knight-Ridder,  Inc.  Compensation Plan for Nonemployee
                         Directors dated July 1, 1997 is filed herein.

                     - Stock Purchase Agreement between Knight-Ridder Business Information Services, Inc. and M.A.I.D plc, dated as of October 1, 1997 is incorporated by reference to the Company's Form 10-Q filed November 12, 1997.

                     - Consulting Agreement is incorporated by reference to the Company's Form 10-Q filed on August 14, 1997.

                     -   Knight-Ridder,   Inc.   Long-Term   Incentive  Plan  is
                         incorporated by reference to the Company's Form 10-Q filed on May 9, 1997.

                     - Knight-Ridder Annual Incentive Plan is incorporated by reference to the Company's Form 10-K filed on March 24, 1995.

                     -   Amendment  to  the   Employee   Stock  Option  Plan  is
                         incorporated by reference to the Company's Form 10-K filed on March 23, 1994.

                     - Executive Officer's Retirement Agreement dated July 19, 1993 is incorporated by reference to the Company's Form 10-K filed on March 23, 1994.

                     - Executive Officer's Retirement Agreement dated December 19, 1991 is incorporated by reference to the Company's Form 10-K filed on March 23, 1994.

                     -   Executive  Officer's   Consulting/Retirement  Agreement
                         dated September 20, 1989 is incorporated by reference to the Company's Form 10-K filed on March 24, 1995.

                     -   Knight-Ridder   Local  Incentive  Plan  description  is
                         incorporated by reference to the Company's Form 10-K filed on March 20, 1996.

            No. 11   -   Statement re Computation of Per Share Earnings is filed
                         herein.

            No. 12   -   Statement re  Computation  of Earnings to Fixed Charges
                         Ratio From  Continuing  Operations  is filed  herein.

            No. 21   -   Subsidiaries of the Registrant is filed herein.

            No. 23   -   "Consent of Independent  Certified Public  Accountants"
                         is filed herein.

            No. 24   -   "Power  of   Attorney"   for  M.   Kenneth   Oshman  is
                         incorporated  by reference to the  Company's  Form 10-K
                         filed on March 10, 1997.  "Power of Attorney" for James
                         I.  Cash,  Jr.  is  incorporated  by  reference  to the
                         Company's Form 10-K filed on March 20, 1996. "Powers of
                         Attorney"  for  all  other  members  of  the  Board  of
                         Directors   are   incorporated   by  reference  to  the
                         Company's Form 10-K filed on March 24, 1995.

            No. 27   -   "Financial Data Schedule" is filed herein.

   (b) Reports on Form 8-K filed during the fourth quarter of 1997:

       Form 8-K dated and filed October 8, 1997

         Item 5.  Other   Events;   Financial   statements   restated   for  the
                  reclassification of the company's discontinued Business Information Services segment (excluding one business called Technimetrics) for the years ended December 29, 1996, December 31, 1995 and December 25, 1994. Pro forma financial statements of the company's acquisition of ABC Media, Inc., which was indirectly owned by The Walt Disney Company, restated for the reclassification of the company's discontinued Business Information Services segment for the quarter ended March 30, 1997 and the year ended December 29, 1996.

       Form 8-K dated November 14, 1997, filed November 26, 1997

         Item 2.  Disposition of Assets
         Item 7.  Financial   Statements   and  Exhibits;   pro forma  financial
                  statements filed.


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


                                   KNIGHT-RIDDER, INC.


                                   /s/ P. Anthony Ridder
Dated March 13, 1998               ---------------------------------------------
                               By      P. Anthony Ridder
                                       Chairman and
                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   /s/ P. Anthony Ridder
Dated March 13, 1998               ---------------------------------------------
                                       P. Anthony Ridder
                                       Chairman and
                                       Chief Executive Officer

                                   /s/ Ross Jones
Dated March 13, 1998               ---------------------------------------------
                                       Ross Jones
                                       Chief Financial Officer and
                                       Senior Vice President/Finance

                                   /s/ Gary R. Effren
Dated March 13, 1998               ---------------------------------------------
                                       Gary R. Effren
                                       Vice President/Controller
                                       (Chief Accounting Officer)

                                   /s/ James I. Cash, Jr.*
                                   ---------------------------------------------
                                       James I. Cash, Jr.
                                       Director

                                   /s/ Alvah H. Chapman, Jr.*
                                   ---------------------------------------------
                                       Alvah H. Chapman, Jr.
                                       Director

                                   /s/ Joan Ridder Challinor *
                                   ---------------------------------------------
                                       Joan Ridder Challinor
                                       Director

                                   /s/ John C. Fontaine*
                                   ---------------------------------------------
                                       John C. Fontaine
                                       Director

                                   /s/ Peter C. Goldmark, Jr.*
                                   ---------------------------------------------
                                       Peter C. Goldmark, Jr.
                                       Director

                                   /s/ Barbara Barnes Hauptfuhrer*
                                   ---------------------------------------------
                                       Barbara Barnes Hauptfuhrer
                                       Director

                                   /s/ Jesse Hill, Jr.*
                                   ---------------------------------------------
                                       Jesse Hill, Jr.
                                       Director

                                   /s/ C. Peter McColough*
                                   ---------------------------------------------
                                       C. Peter McColough
                                       Director

                                   /s/ M. Kenneth Oshman*
                                   ---------------------------------------------
                                       M. Kenneth Oshman
                                       Director

                                   /s/ Thomas L. Phillips*
                                   ---------------------------------------------
                                       Thomas L. Phillips
                                       Director

                                   /s/ P. Anthony Ridder*
                                   ---------------------------------------------
                                       P. Anthony Ridder
                                       Director

                                   /s/ Randall L. Tobias*
                                   ---------------------------------------------
                                       Randall L. Tobias
                                       Director

                                   /s/ Gonzalo F. Valdes-Fauli*
                                   ---------------------------------------------
                                       Gonzalo F. Valdes-Fauli
                                       Director

                                   /s/ John L. Weinberg*
                                   ---------------------------------------------
                                       John L. Weinberg
                                       Director


Dated March 13, 1998          * By /s/ Ross Jones
                                   ---------------------------------------------
                                       Ross Jones
                                       Attorney-in-fact

                           ANNUAL REPORT ON FORM 10-K

                          ITEM 14 (a) (2), (c) and (d)

                               SUPPLEMENTARY DATA

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 28, 1997

                      KNIGHT-RIDDER, INC. AND SUBSIDIARIES

                                 MIAMI, FLORIDA

                                                                                                             SCHEDULE  II

                                             VALUATION AND QUALIFYING ACCOUNTS
                                           KNIGHT-RIDDER, INC. AND SUBSIDIARIES
                                                 (IN THOUSANDS OF DOLLARS)


COLUMN  A                                        COLUMN B               COLUMN C                COLUMN D        COLUMN E
---------                                      ------------            ----------              ----------      ----------
                                                                        ADDITIONS
                                                                ---------------------------
                                                 BALANCE AT       CHARGED        CHARGED
                                                 BEGINNING        TO COSTS         TO                            BALANCE
                                                    OF              AND           OTHER                          AT END
DESCRIPTION                                       PERIOD          EXPENSES       ACCOUNTS      DEDUCTIONS       OF PERIOD
-----------                                    ------------     ------------   ------------   ------------     ----------
YEAR ENDED DECEMBER 28, 1997:

   RESERVES AND ALLOWANCES
     DEDUCTED FROM ASSET ACCOUNT:
       ACCOUNTS RECEIVABLE
             ALLOWANCES .......................  $   12,685      $  23,332    $   752 (1)     $ 21,806 (2)   $    14,963
       VALUATION ALLOWANCE FOR
             DEFERRED TAXES ...................       1,357                                                        1,357
                                                 ----------      ---------      -----         --------       -----------
                                                 $   14,042      $  23,332    $   752         $ 21,806       $    16,320

YEAR ENDED DECEMBER 29, 1996:

   RESERVES AND ALLOWANCES
     DEDUCTED FROM ASSET ACCOUNT:
       ACCOUNTS RECEIVABLE
             ALLOWANCES .......................  $  $14,348      $  19,315    $ 2,097 (1)     $ 23,075 (2)    $   12,685
       VALUATION ALLOWANCE FOR
             DEFERRED TAXES ...................       1,357                                                        1,357
                                                 ----------      ---------      -----         --------        ----------
                                                 $   15,705      $  19,315    $ 2,097         $ 23,075        $   14,042


YEAR ENDED DECEMBER 31, 1995:

   RESERVES AND ALLOWANCES
     DEDUCTED FROM ASSET ACCOUNT:
       ACCOUNTS RECEIVABLE
             ALLOWANCES .......................  $   13,728      $  17,211    $ 2,918 (1)     $ 19,509 (2)    $   14,348
       VALUATION ALLOWANCE FOR
             DEFERRED TAXES ...................       3,985                                      2,628 (3)         1,357
                                                 ----------      ---------      -----         --------        ----------
                                                 $   17,713      $  17,211    $ 2,918          $ 22,137        $   15,705


(1) Represents amounts for the former BIS division included in "Income (loss) from discontinued BIS operations" in the Consolidated Statement of Income.
(2) Represents uncollectible accounts written-off, net of recoveries, and dispositions of subsidiaries' balances.
(3) Represents net reduction in valuation allowance which was determined to be no longer required.