Form 10-Q
period 1998-03-29
KNIGHT RIDDER INC
filed 1998-05-13
CIK 205520

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:             MARCH 29, 1998
                               --------------


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.02 1/12 Par Value
- 78,465,446 shares as of May 5, 1998.

                         Table of Contents for Form 10-Q

                                                                         Page
                                                                         ----


PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements (Unaudited)
                           Consolidated Statement of Income                 3
                           Consolidated Balance Sheet                     4-5
                           Consolidated Statement of Cash Flows             6
                           Notes to Consolidated Financial Statements     7-9

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     10-13


PART II.        OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders        14

Item 6.         Exhibits and Reports on Form 8-K                           15


SIGNATURE                                                                  16


EXHIBITS                                                                   17

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED, IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                        Quarter Ended              Four Quarters Ended
                                                                    ----------------------      -------------------------
                                                                    March 29      March 30       March 29        March 30
                                                                      1998           1997          1998            1997
                                                                    --------      --------      ----------      ---------
OPERATING REVENUE
     Advertising
          Retail                                                   $ 240,545     $ 193,367      $1,055,914      $ 833,084
          General                                                     63,684        51,498         258,282        204,059
          Classified                                                 260,755       208,516         999,658        785,809
                                                                   ---------     ---------      ----------      ---------
              Total                                                  564,984       453,381       2,313,854      1,822,952
     Circulation                                                     148,597       126,855         589,499        501,827
     Other                                                            30,302        20,594         116,485         79,519
                                                                   ---------     ---------      ----------      ---------
              Total Operating Revenue                                743,883       600,830       3,019,838      2,404,298
                                                                   ---------     ---------      ----------      ---------
OPERATING COSTS
     Labor and employee benefits                                     291,917       249,328       1,174,816        972,496
     Newsprint, ink and supplements                                  130,634        93,464         503,499        439,151
     Other operating costs                                           162,368       129,708         648,130        489,393
     Depreciation and amortization                                    45,777        30,161         172,347        121,595
                                                                   ---------     ---------      ----------      ---------
              Total Operating Costs                                  630,696       502,661       2,498,792      2,022,635
                                                                   ---------     ---------      ----------      ---------
OPERATING INCOME                                                     113,187        98,169         521,046        381,663
                                                                   ---------     ---------      ----------      ---------

OTHER INCOME (EXPENSE)
     Interest expense                                                (27,961)      (14,906)       (115,717)       (68,512)
     Interest expense capitalized                                      1,150         1,793           4,733          6,995
     Interest income                                                   1,618           437           4,585          4,569
     Equity in earnings of unconsolidated
            companies and joint ventures                               4,339           868          14,271         22,981
     Minority interests in earnings of
             consolidated subsidiaries                                (2,481)       (2,659)        (11,325)       (10,378)
     Other, net                                                       81,753       219,120         145,042        235,775
                                                                   ---------     ---------      ----------      ---------
              Total                                                   58,418       204,653          41,589        191,430
                                                                   ---------     ---------      ----------      ---------

Income before income taxes                                           171,605       302,822         562,635        573,093
Income taxes                                                          70,168       127,364         240,152        235,250
                                                                   ---------     ---------      ----------      ---------
Income from continuing operations                                    101,437       175,458         322,483        337,843
Gains on sales of discontinued BIS operations,
     net of applicable income taxes of $8,365 and $69,631 for
     the four quarters ended 1998 and 1997.                                                         15,261         86,255
Income/(loss) from discontinued BIS operations, net of applicable income taxes/(benefits) of $133 and $(526) for the quarters ended 1998 and 1997 and $1,778 and $3,404 for the four
     quarters ended 1998 and 1997.                                       184          (726)          2,160         (5,011)
                                                                   ---------     ---------      ----------      ---------
              Net income                                           $ 101,621     $ 174,732      $  339,904      $ 419,087
                                                                   =========     =========      ==========      =========

EARNINGS PER SHARE

Basic:
-----
Income from continuing operations                                  $    1.27     $    1.88      $     3.79      $    3.56
Gains on sales of discontinued
     BIS operations, net                                                                              0.18           0.91
Income/(loss) from discontinued BIS operations, net                                                   0.02          (0.05)
                                                                   ---------     ---------      ----------      ---------
              Net income                                           $    1.27     $    1.88      $     3.99      $    4.42
                                                                   =========     =========      ==========      =========
Diluted:
-------
Income from continuing operations                                  $    1.02     $    1.85      $     3.15      $    3.51
Gains on sales of discontinued
     BIS operations, net                                                                              0.15           0.90
Income/(loss) from discontinued BIS operations, net                                                   0.02          (0.06)
                                                                   ---------     ---------      ----------      ---------
              Net income                                           $    1.02     $    1.85      $     3.32      $    4.35
                                                                   =========     =========      ==========      =========
DIVIDENDS DECLARED PER COMMON SHARE                                $    0.20     $    0.20      $     0.80      $     .60 (1)
                                                                   =========     =========      ==========      =========

AVERAGE SHARES OUTSTANDING (000s)
     Basic                                                            79,950        93,124          85,182         94,882
                                                                   =========     =========      ==========      =========
     Diluted                                                          99,560        94,683         102,533         96,354
                                                                   =========     =========      ==========      =========

(1) The Board of Directors declared a $.20 per share dividend on January 28, 1997. The quarterly dividend, usually paid in January, was paid on February 24, 1997, to shareholders of record as of the close of business on February 12, 1997.

See "Notes to Consolidated Financial Statements".

CONSOLIDATED BALANCE SHEET
(UNAUDITED, IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                               March 29       December 28      March 30
                                                                                 1998             1997           1997
                                                                              ----------      -----------     ----------
ASSETS

Current Assets
        Cash, including short-term cash investments of $61,688 in
            1998, $140,210 in December 1997, and $50 in March 1997            $   80,254      $  160,291      $   24,552
        Accounts receivable, net of allowances of $14,716 in 1998,
            $14,963 in December 1997, and $13,714 in March 1997                  341,352         374,746         338,760
        Inventories                                                               65,456          50,332          48,313
        Prepaid expense                                                           11,180          15,844          33,930
        Other current assets                                                      39,466          39,902          45,345
                                                                              ----------      ----------      ----------
                       Total Current Assets                                      537,708         641,115         490,900
                                                                              ----------      ----------      ----------

Investments and Other Assets
        Equity in unconsolidated companies and joint ventures                    188,620         197,585         197,926
        Net assets of discontinued BIS operations                                 25,178          24,673         344,325
        Other                                                                    217,498         172,859         356,532
                                                                              ----------      ----------      ----------
                       Total Investments and Other Assets                        431,296         395,117         898,783
                                                                              ----------      ----------      ----------

Property, Plant and Equipment
        Land and improvements                                                     93,980          89,375          77,457
        Buildings and improvements                                               441,450         444,952         387,078
        Equipment                                                              1,144,223       1,127,875       1,003,188
        Construction and equipment installations in progress                     105,276         111,883         131,503
                                                                              ----------      ----------      ----------
                                                                               1,784,929       1,774,085       1,599,226
        Less accumulated depreciation                                           (736,106)       (727,571)       (719,203)
                                                                              ----------      ----------      ----------
                       Net Property, Plant and Equipment                       1,048,823       1,046,514         880,023

Excess of Cost Over Net Assets Acquired and Other Intangibles
        Less accumulated amortization of $214,330 in 1998,
            $197,966 in December 1997 and $155,084 in March 1997               2,252,567       2,272,396         607,338
                                                                              ----------      ----------      ----------
                       Total                                                  $4,270,394      $4,355,142      $2,877,044
                                                                              ==========      ==========      ==========

CONSOLIDATED BALANCE SHEET
(UNAUDITED, IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                       March 29    December 28    March 30
                                                                         1998         1997          1997
                                                                     -----------   -----------   -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
       Accounts payable                                              $   176,344   $   172,021   $   136,407
       Accrued expenses and other liabilities                            120,027       131,491       102,516
       Accrued compensation and amounts withheld from employees           95,682       119,036        87,150
       Federal and state income taxes                                     92,621        33,920       113,649
       Deferred revenue                                                   76,232        72,491        74,632
       Short-term borrowings and current portion of long-term debt        42,434        69,697
                                                                     -----------   -----------   -----------
                   Total Current Liabilities                             603,340       598,656       514,354
                                                                     -----------   -----------   -----------

Noncurrent Liabilities
       Long-term debt                                                  1,599,230     1,599,133       706,630
       Deferred federal and state income taxes                           287,814       282,695       130,759
       Postretirement benefits other than pensions                       152,117       150,485       147,420
       Employment benefits and other noncurrent liabilities              166,697       171,225       112,792
                                                                     -----------   -----------   -----------
                   Total Noncurrent Liabilities                        2,205,858     2,203,538     1,097,601
                                                                     -----------   -----------   -----------

Minority Interests in Consolidated Subsidiaries                            2,348         1,275         1,047

Commitments and Contingencies

Shareholders' Equity
       Preferred stock, $1.00 par value;  shares authorized-
          2,000,000;  shares issued - 1,754,930 in 1998 and
          December 1997, and 0 in March 1997                               1,755         1,755
       Common stock, $.02 1/12 par value; shares authorized -
          250,000,000; shares issued - 78,540,546 in 1998,
          81,597,631 in December 1997 and 93,330,962 in March 1997         1,636         1,700         1,944
       Additional capital                                                900,647       911,572       303,753
       Retained earnings                                                 551,158       636,646       974,138
       Accumulated other comprehensive income/(loss)                       3,652                     (15,793)
                                                                     -----------   -----------   -----------
                   Total Shareholders' Equity                          1,458,848     1,551,673     1,264,042
                                                                     -----------   -----------   -----------
                   Total                                             $ 4,270,394   $ 4,355,142   $ 2,877,044
                                                                     ===========   ===========   ===========

See "Notes to Consolidated Financial Statements".

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED, IN THOUSANDS OF DOLLARS)

                                                                         Quarter Ended              Four Quarters Ended
                                                                     ----------------------       ----------------------
                                                                     March 29      March 30       March 29      March 30
                                                                       1998          1997           1998          1997
                                                                     --------      --------       --------      --------
CASH PROVIDED BY (REQUIRED FOR) OPERATING ACTIVITIES
     Net income                                                      $101,621      $174,732       $339,904      $419,087
     Noncash items deducted from (included in) income:
         Gains on sales/exchanges of investee/subsidiaries            (75,251)     (221,801)      (136,576)     (221,801)
         Net gain on sale of discontinued BIS operations                                           (15,261)      (86,255)
         Depreciation                                                  25,927        21,513         98,552        87,239
         Amortization of excess of cost over
             net assets acquired and other intangibles                 16,364         4,594         59,245        18,559
         Amortization of other assets                                   3,486         4,054         14,550        15,797
         Provision (benefit) for deferred taxes                        (1,241)          679        (16,670)       41,527
         Earnings from investees in excess of distributions            (3,497)       (2,379)       (15,776)      (19,617)
         Minority interests in earnings of consolidated subsidiaries    2,481         2,659         11,325        10,378
         Other items, net                                               3,398         6,213         35,841        (8,150)
     Change in certain assets and liabilities:
         Accounts receivable                                           31,279        17,496        (20,070)      (28,119)
         Inventories                                                  (15,705)       (5,372)       (10,659)       45,030
         Other current assets                                           5,639         1,724          4,295      (163,126)
         Accounts payable                                               2,747       (88,003)         6,781         6,723
         Federal and state income taxes                                62,569       113,649        (41,457)      114,816
         Other liabilities                                            (29,215)       (6,463)        24,972         6,910
                                                                     --------      --------       --------      --------
             Net Cash Provided by Operating Activities                130,602        23,295        338,996       238,998
                                                                     --------      --------       --------      --------

CASH PROVIDED BY (REQUIRED FOR) INVESTING ACTIVITIES

     Proceeds from sales of investee/subsidiaries, net                 58,125       130,654        108,616       130,654
     Proceeds from sale of discontinued BIS operations, net                                        416,983       271,859
     Change in net noncurrent assets of discontinued BIS operations       520         5,447         (2,931)        6,533
     Proceeds from sales of securities available for sale                            17,547        224,347        17,547
     Additions to property, plant and equipment                       (30,694)      (27,779)      (109,529)     (102,230)
     Other items, net                                                  (4,002)       (4,313)       ( 7,854)       45,690
                                                                     --------      --------       --------      --------
             Net Cash Provided by Investing Activities                 23,949       121,556        629,632       370,053
                                                                     --------      --------       --------      --------

CASH PROVIDED BY (REQUIRED FOR) FINANCING ACTIVITIES
     Proceeds from sale of commercial paper, notes payable and
         senior notes payable                                                        68,748        764,852       507,219
     Reduction of total debt                                          (27,378)     (183,562)      (820,427)     (854,872)
                                                                     --------      --------       --------      --------
         Net Change in Total Debt                                     (27,378)     (114,814)       (55,575)     (347,653)
     Payment of cash dividends                                        (19,514)      (18,613)       (79,236)      (74,897)
     Sale of common stock to employees                                 17,174        19,613         68,092        58,580
     Purchase of treasury stock                                      (199,625)      (25,733)      (817,267)     (240,434)
     Other items, net                                                  (5,245)       (3,632)       (28,940)      (19,170)
                                                                     --------      --------       --------      --------
             Net Cash Required for Financing Activities              (234,588)     (143,179)      (912,926)     (623,574)
                                                                     --------      --------       --------      --------
                  Net Increase (Decrease) in Cash                     (80,037)        1,672         55,702       (14,523)
 Cash and short-term cash investments at beginning of the period      160,291        22,880         24,552        39,075
                                                                     --------      --------       --------      --------
 Cash and short-term cash investments at end of the period           $ 80,254      $ 24,552       $ 80,254      $ 24,552
                                                                     ========      ========       ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Non cash investing activities
     Securities received as proceeds on the sale of investee         $ 37,678      $229,163       $ 37,678      $229,163
Non cash financing activities
     Issuance of preferred stock for the acquisition
         of the Disney newspapers
             Preferred Stock                                                                         1,755
             Additional Capital                                                                    658,245
     Long-term debt assumed on the acquisition of the Disney newspapers                            990,000

See "Notes to Consolidated Financial Statements".

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period and four quarters ended March 29, 1998 are not necessarily indicative of the results that may be expected for the year ending December 27, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 28, 1997.

In 1998, the company adopted FAS 130, REPORTING  COMPREHENSIVE  INCOME. See Note
3.


NOTE 2 - DISPOSITIONS

Continuing Operations

On February 2, 1998, the company completed the sale of the Post-Tribune in Gary, Indiana, to Hollinger International, Inc. On March 18, 1998, the company closed on the sale of its remaining interest in a jointly owned cable investment with Telecommunications, Inc. (TCI). The proceeds from the sale of the company's Gary Post-Tribune newspaper and the sale of the remaining cable investment were $95.8 million, consisting of $58.1 million in cash and TCI stock with an aggregate market value of $37.7 million. The pretax and after-tax gains on the sales were $75.3 million and $45.0 million, respectively.

Discontinued Operations

On April 13, 1998, the company closed on the sale of Technimetrics, Inc. to an operating unit of The Thomson Corporation. Technimetrics was a subsidiary which sold global shareholding and business contact information.


NOTE 3 - COMPREHENSIVE INCOME

In 1998, the Company adopted FAS 130, REPORTING COMPREHENSIVE INCOME. FAS 130 establishes new rules for the reporting and display of comprehensive income and its components. FAS 130 requires unrealized gains or losses on the company's available-for-sale securities, which prior to its adoption were recorded separately in shareholders' equity, to be included in "other comprehensive income".

For the quarter ended March 29, 1998 and March 30, 1997, total comprehensive income was $105.3 million and $157.3 million, respectively.

NOTE 4 - DEBT

(In Thousands of Dollars)

                                                         Effective
                                                          Interest                Balance At
                                                          Rate At    -------------------------------------
                                                         March 29     March 29    December 28    March 30
                                                           1998         1998         1997          1997
                                                         ---------   ----------   -----------  -----------
 Commercial paper, net of discount                          5.7%     $    2,494   $   29,793   $  250,002
 Senior secured bank debt (a)                               6.2         990,000      990,000
 Debentures, net of discount (b)                           10.0         198,175      198,133      198,010
 Debentures, net of discount (c)                            7.6          94,270       94,261
 Notes payable, net of discount (d)                         8.5         159,657      159,617      159,488
 Notes payable, net of discount (e)                         6.8          97,838       97,821
 Senior notes, net of discount (f)                          6.3          99,230       99,205       99,130
                                                                     ----------   ----------   ----------
                              Total Debt (g)                7.0       1,641,664    1,668,830      706,630
 Less amounts classified as current                                      42,434       69,697
                                                                     ----------   ----------   ----------
                              Total long-term debt          6.9%     $1,599,230   $1,599,133   $  706,630
                                                                     ==========   ==========   ==========

(a) Represents $990 million advance under a $1.2 billion credit agreement with a variable interest rate indexed to Libor plus 27 1/2 basis points due in 1999.
(b)  Represents $200 million of a 20-year 9 7/8% debenture due in 2009.
(c)  Represents $100 million of a 7.15% debenture due in 2027.
(d) Represents $160 million of 8 1/2% notes subject to mandatory pro rata amortization of 25% annually commencing 1998 through maturity in 2001.
(e)  Represents $100 million of a 6.625% note due in 2005.
(f)  Represents $100 million of 10 year 6.3% senior notes due in 2005.
(g) Interest payments for the quarters ended March 29, 1998 and March 30, 1997 were $33.3 million and $12.1 million, respectively.

NOTE 5 - INCOME TAX PAYMENTS

Income tax payments for the quarters ended March 29, 1998 and March 30, 1997, were $8.8 million and $741,000, respectively.


NOTE 6 - EARNINGS PER SHARE

In 1997, the company adopted FAS 128 -- Earnings Per Share. The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except share data):


                                                                 Quarter Ended
                                                          ---------------------------
                                                          March 29           March 30
                                                            1998               1997
                                                          --------           --------

Income from continuing operations                         $101,437           $175,458
                                                          ========           ========

Average shares outstanding (basic)                          79,950             93,124
                                                          --------           --------

Effect of dilutive securities:
     Convertible preferred stock                            17,549
     Stock options                                           2,061              1,559
                                                          --------           --------
Average shares outstanding (dilutive)                       99,560             94,683
                                                          --------           --------

Earnings per share from continuing operations (basic)     $   1.27           $   1.88
                                                          ========           ========

Earnings per share from continuing operations (diluted)   $   1.02           $   1.85
                                                          ========           ========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE  FIRST QUARTER

FIRST QUARTER 1998 COMPARED WITH FIRST QUARTER 1997

Diluted earnings per share from continuing operations for the first quarter of 1998, excluding one-time gains, was $.57, up $.08, or 16.3%, from the $.49 reported in 1997. The $.08 per share improvement from 1997, excluding the one-time gains, was due to: a 6.2% increase in advertising revenue (on a pro forma basis excluding sold newspapers); operating margin improvement in Detroit and Philadelphia; and non-operating gains, including an insurance settlement related to last year's flood in Grand Forks. Including the $.45 gain on the sale of the remainder of Knight Ridder's interest in the jointly owned cable investments with TeleCommunications, Inc. (TCI) and the newspaper in Gary, Indiana, diluted earnings per share from continuing operations for the first quarter of 1998 was $1.02, down $.83 from the $1.85 earned in the same period last year, including the $1.36 gain on the sale of most of our jointly owned cable investment.


The results include operations from four newspapers acquired from The Walt Disney Company in May 1997 and from two newspapers received in exchange from E.
W. Scripps Co. for the Boulder, Colorado newspaper in August 1997. They exclude results from the Boulder Daily Camera after August 1997 and for five newspapers (Boca Raton News, Gary Post-Tribune, Long Beach Press-Telegram, Newberry Observer and Milledgeville Union-Recorder) after their dates of sale in December 1997 and February 1998. Certain comparisons are provided on a pro forma basis for the former Disney and Scripps newspapers (including their results as if owned since January 1997) and exclude the sold newspapers' results from both years.

OPERATING REVENUE

Newspaper advertising revenue increased 24.6% over the first quarter last year. On a pro forma basis excluding sold newspapers (comparable), newspaper advertising revenue increased 6.2% from last year with growth in all advertising revenue categories.

Classified advertising revenue increased $52.2 million, or 25.1%, over the first quarter last year. On a comparable basis, classified advertising revenue increased 8.1%, on a 5.0% full-run ROP linage increase. The employment category showed the largest gain, posting a 13.2% revenue improvement. All other classified revenue categories also reflected improvement.

Retail advertising revenue improved by $47.2 million, or 24.4%, over last year. On a comparable basis, retail advertising revenue improved by $8.5 million, or 3.7%. Retail benefited from increased major accounts advertising in Philadelphia and by increased preprint rate and volume in Detroit and Kansas City.

General advertising revenue was up $12.2 million, or 23.7%, from last year. On a comparable basis, general advertising revenue was up $5.1 million, or 8.7%. Telecommunications advertising in several large markets helped boost performance.

Circulation revenue was up $21.7 million, or 17.1%, from 1997. On a comparable basis, circulation revenue was flat with first quarter 1997, on a 1.1% increase in the seven-day circulation, offset by a 1.3% decline in average rate.

Other newspaper revenue increased by $9.7 million, or 47.1%, from the prior year. On a comparable basis, other newspaper revenue increased by $4.5 million, or 17.3%. The increase was due to growth in event marketing, commercial print and online revenue.

OPERATING COSTS

Labor and employee benefit costs increased $42.6 million, or 17.1%. On a pro forma basis excluding sold newspapers, labor and employee benefit costs increased $10.6 million, or 3.8%, on a 2.5% increase in the average wage rate and a 2.4% increase in the workforce.

Newsprint, ink and supplement costs increased $37.2 million, or 39.8%. On a comparable basis, these costs increased $20.1 million, or 18.2%, on a 12.3% increase in the average newsprint price and a 5.6% increase in consumption. This consumption increase was driven by both advertising volume gains and circulation growth.

Other operating costs increased $32.7 million, or 25.2%, from first quarter 1997. On a comparable basis, these costs increased $8.8 million, or 5.7%, mostly from circulation promotion costs and the change from non-employee carriers to circulation agents in Detroit, which results in both greater revenue and expense.

Depreciation and amortization increased $15.6 million, or 51.8%, from first quarter 1997. On a comparable basis, depreciation and amortization increased $2.4 million, or 5.5%, from 1997, primarily due to the Miami press project and the Philadelphia renovation project.

NON-OPERATING ITEMS

Interest expense, net of interest income and interest expense capitalized, increased $12.5 million from last year due to the increase in debt related to the Disney newspaper acquisition and share repurchases. The average debt balance for the quarter increased $903.7 million from the first quarter of last year.

Equity in earnings of unconsolidated companies and joint ventures increased by $3.5 million, mostly due to our newsprint mill investments which were favorably impacted by the increase in the price of newsprint compared to the prior year.

The "Other, net" line of the non-operating section reflects a $137.4 million decrease from 1997. The first quarter 1998 includes a pre-tax gain of $75.3 million on the sale of Gary and the sale of the remaining cable investment, while 1997 includes a pre-tax gain of $221.8 million on most of our cable investment. Excluding one-time gains from both years, "other, net" improved by $9.2 million, largely due to the Grand Forks insurance proceeds.

The effective tax rate was 40.9%, compared with 42.1% in the first quarter of 1997. Excluding one-time gains, the effective tax rate was 41.4%, compared with 41.8% in the prior year.

OTHER

On April 13, 1998, the company completed the sale of Technimetrics, Inc., a global shareholding and business contact information company, to an operating unit of The Thomson Corporation.

In April 1998, the company announced the reorganization of its Miami-based corporate staff and the move of certain key people to California's Silicon Valley. Approximately 60 to 70 positions will be relocated and certain support activities will be reorganized. Estimated related one time costs will approximate $25 million. The majority of these costs will be expensed as incurred. The planned relocation and reorganization will be completed sometime in early 1999.

By the end of March 1998, the company purchased 3.7 million shares of Knight Ridder common stock. This completed the buyback program defined in mid 1997. The company has authorization to repurchase approximately 1.2 million additional shares and will carefully consider market opportunities for additional share repurchases.

LIQUIDITY

Net cash provided by operating activities increased to $130.6 million from $23.3 million in the first quarter of 1997. The increase was attributed to higher earnings, excluding non-recurring items, as well as changes in several working capital components. Net cash provided by investing activities decreased $97.6 million from the first quarter of 1997 due to the $130.7 million of cash proceeds received from the sale of the majority of our cable investment in the first quarter of 1997, offset by sale proceeds in the first quarter of 1998. The company received $95.8 million on the sale of its Gary Post-Tribune newspaper and the sale of its remaining cable investments in the first quarter of 1998, consisting of $58.1 million in cash and TCI stock with an aggregate market value of $37.7 million. The TCI securities are included on the balance sheet under investments and other assets. Cash and short term cash investments were up $55.7 million from March 30, 1997, and down $80.0 million from year end. Total debt decreased $27.2 million during the quarter, due to the use of a portion of the Gary newspaper and cable sale proceeds. Debt increased $935.0 million from March 30, 1997, due to the debt assumed as part of the Disney acquisition and share repurchases, offset by proceeds from the sales of Knight-Ridder Information, Inc., five newspapers and the remaining cable investment.

Total-debt-to-total-capital ratio was 53.0% compared to 51.8% at year end and 35.9% in March 1997. Approximately $639.8 million in aggregate unused credit lines remained at the end of the quarter. The ratio of current assets to current liabilities was 0.9:1 at March 29, 1998, 1.1:1 at December 28, 1997, and 1.0:1 at March 30, 1997.

During the second quarter, the company intends to replace its current revolving credit facility with a larger facility to meet general corporate needs.

OUTLOOK FOR THE REMAINDER OF THE YEAR

As we look ahead to the second quarter and the year, we anticipate advertising growth will be moderately above the prior year. The cost of newsprint is more encouraging than originally anticipated as the expected price increases look to be smaller and later than previously thought.

We believe that we will be able to report record earnings for the year, excluding non-recurring items.

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

PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

(a) The Company's Annual Meeting of Shareholders was held on April 28, 1998. The results of the voting with respect to matters presented at the Annual Meeting were as follows:

                                                                        Common Stock Voted
                                                           ---------------------------------------------
                                                           For               Against            Withheld
                                                           ---               -------            --------
(b)       Election of Directors
          For a three- year term ending 2001:

          Joan Ridder Challinor                        74,184,783               0                970,827
          Kathleen Foley Feldstein                     73,593,243               0              1,562,367
          Thomas P. Gerrity                            73,591,964               0              1,563,646
          Gonzalo F. Valdes-Fauli                      74,197,904               0                957,706

          Continuing Directors:

          James I. Cash, Jr.
          Alvah H. Chapman, Jr.
          Peter C. Goldmark, Jr.
          Barbara Barnes Hauptfuhrer
          Jesse Hill, Jr.
          M. Kenneth Oshman
          Thomas L. Phillips
          P. Anthony Ridder
          Randall L. Tobias
          John L. Weinberg

(c) Ratify the appointment of Ernst & Young LLP as independent auditors of the company for the year 1998.

                                 Common Stock Voted
                 ---------------------------------------------------------------
                 For          Against         Abstained       Broker Non-Votes
                 ---          -------         ---------       ----------------

                 74,848,753   191,496         115,361              None

          Vote on shareholder proposal seeking redemption of the rights issued pursuant to the company's Shareholder Rights Plan.

                                 Common Stock Voted
                 ---------------------------------------------------------------
                 For          Against         Abstained       Broker Non-Votes
                 ---          -------         ---------       ----------------

                 27,776,301   44,425,129      379,165         2,575,015

          Vote on shareholder proposal to provide for the annual election of all directors.

                                 Common Stock Voted
                 ---------------------------------------------------------------
                 For          Against         Abstained       Broker Non-Votes
                 ---          -------         ---------       ----------------

                 27,633,669   44,620,303      326,623         2,575,015

          Vote  on  shareholder   proposal  seeking  adoption  of  an  executive
          compensation policy dealing primarily with the company's newspapers' content.

                                 Common Stock Voted
                 ---------------------------------------------------------------
                 For          Against         Abstained       Broker Non-Votes
                 ---          -------         ---------       ----------------

                 1,726,546    70,218,280      478,135         2,732,649


Item 6.   Exhibits and Reports of Form 8-K

          (a)  Exhibits Filed

                 No. 11 - Statement re Computation of Per Share Earnings Refer to Part I., Note 6, incorporated herein by reference.

                 No. 27 -     Financial Data Schedule

          (b)  Reports on Form 8-K

               Form 8-K dated March 18, 1998

                 Item 2.  Disposition of Assets
                 Item 7.  Financial Statements and Exhibits.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        KNIGHT-RIDDER, INC.
                                        (Registrant)


Date:  May  13, 1998                /s/ Gary R. Effren
                                        ----------------------------------
                                        Gary R. Effren
                                        Vice President/Controller
                                        (Chief Accounting Officer and Duly
                                        Authorized Officer of Registrant)