Form 10-Q
period 1998-06-28
KNIGHT RIDDER INC
filed 1998-08-11
CIK 205520

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:             June 28, 1997
                               -------------


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.02 1/12 Par Value 78,827,487 shares as of August 3, 1998.

                         Table of Contents for Form 10-Q

                                                                         Page
                                                                         ----


PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
               Consolidated Statement of Income                            3
               Consolidated Balance Sheet                                4-5
               Consolidated Statement of Cash Flows                        6
               Notes to Consolidated Financial Statements                7-9

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        10-12


PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                              13


SIGNATURE                                                                 14

EXHIBIT                                                                   15

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED, IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                   Quarter Ended              Two Quarters Ended            Four Quarters Ended
                                             --------------------------    --------------------------    ------------------------
                                               June 28,      June 29,        June 28,       June 29,       June 28,     June 29,
                                                 1998          1997           1998            1997           1998         1997
                                             -----------    -----------    -----------    -----------    -----------  -----------
OPERATING REVENUE
  Advertising
    Retail                                   $   267,382    $   239,982    $   507,927    $   433,349    $ 1,083,314  $   872,415
    General                                       65,353         61,410        129,037        112,908        262,225      214,368
    Classified                                   263,122        245,211        523,877        453,727      1,017,569      833,333
                                             -----------    -----------    -----------    -----------    -----------  -----------
           Total                                 595,857        546,603      1,160,841        999,984      2,363,108    1,920,116
  Circulation                                    147,647        139,616        296,244        266,471        597,530      515,606
  Other                                           35,788         25,437         66,090         46,031        126,836       84,650
                                             -----------    -----------    -----------    -----------    -----------  -----------
           Total Operating Revenue               779,292        711,656      1,523,175      1,312,486      3,087,474    2,520,372

OPERATING COSTS
  Labor and employee  benefits                   302,582        279,260        594,499        528,588      1,198,138    1,010,203
  Newsprint, ink and supplements                 133,973        110,109        264,607        203,573        527,363      421,617
  Other operating costs                          168,910        146,058        331,278        275,766        670,982      516,972
  Depreciation and amortization                   46,702         39,252         92,479         69,413        179,797      131,587
                                             -----------    -----------    -----------    -----------    -----------  -----------
           Total Operating Costs                 652,167        574,679      1,282,863      1,077,340      2,576,280    2,080,379
                                             -----------    -----------    -----------    -----------    -----------  -----------

OPERATING INCOME                                 127,125        136,977        240,312        235,146        511,194      439,993
                                             -----------    -----------    -----------    -----------    -----------  -----------

OTHER INCOME (EXPENSE)
  Interest expense                               (26,875)       (23,751)       (54,836)       (38,657)      (118,841)     (73,129)
  Interest expense capitalized                     1,251          1,356          2,401          3,149          4,628        6,967
  Interest income                                  1,265            248          2,883            685          5,602        2,924
  Equity in earnings of unconsolidated
    companies and joint ventures                   8,496          2,905         12,835          3,773         19,862       17,071
  Minority interests in earnings of
    consolidated subsidiaries                     (2,549)        (2,738)        (5,030)        (5,397)       (11,136)     (10,605)
  Other, net                                       4,407         (2,565)        86,160        216,555        152,014      232,429
                                             -----------    -----------    -----------    -----------    -----------  -----------
           Total                                 (14,005)       (24,545)        44,413        180,108         52,129      175,657
                                             -----------    -----------    -----------    -----------    -----------  -----------

Income before income taxes                       113,120        112,432        284,725        415,254        563,323      615,650
Income taxes                                      46,195         51,482        116,363        178,846        234,865      258,337
                                             -----------    -----------    -----------    -----------    -----------  -----------
Income from continuing operations                 66,925         60,950        168,362        236,408        328,458      357,313
Gains on sales of discontinued
  BIS operations, net of applicable
  income taxes of $43,752 for the
  quarter and two quarters ended 1998
  and applicable income taxes of $52,117 and
  $69,631 for the four quarters
  ended 1998 and 1997.                            60,042                        60,042                        75,303       86,255
Income/(loss) from discontinued
  BIS operations, net of applicable
  income taxes/(benefits) of $295 for
  the quarter ended 1997; $133 and $(231) for
  the two quarters ended 1998 and 1997
  and $1,483 and $3,102 for the four
  quarters ended 1998 and 1997.                                     350            184           (376)         1,810       (5,533)
                                             -----------    -----------    -----------    -----------    -----------  -----------

           Net income                        $   126,967    $    61,300    $   228,588    $   236,032    $   405,571  $   438,035
                                             ===========    ===========    ===========    ===========    ===========  ===========

EARNINGS PER SHARE

BASIC:
Income from continuing operations            $      0.85    $      0.67    $      2.12    $      2.58    $      3.99  $      3.84
Gains on sale of discontinued
  BIS operations, net                               0.76                          0.76                          0.92         0.93
Income/(loss) from discontinued
  BIS operations, net                                              0.01                         (0.01)          0.02        (0.06)
                                             -----------    -----------    -----------    -----------    -----------  -----------

           Net income                        $      1.61    $      0.68    $      2.88    $      2.57    $      4.93  $      4.71
                                             ===========    ===========    ===========    ===========    ===========  ===========

DILUTED:
Income from continuing operations            $      0.68    $      0.60    $      1.70    $      2.42    $      3.22  $      3.69
Gains on sale of discontinued
  BIS operations, net                               0.61                          0.61                          0.74         0.89
Income/(loss) from discontinued
  BIS operations, net                                              0.01                         (0.01)          0.02        (0.05)
                                             -----------    -----------    -----------    -----------    -----------  -----------

           Net income                        $      1.29    $      0.61    $      2.31    $      2.41    $      3.98  $      4.53
                                             ===========    ===========    ===========    ===========    ===========  ===========

DIVIDENDS  DECLARED PER COMMON SHARE         $      0.20    $      0.20    $      0.40    $      0.40    $      0.80  $      0.60(1)
                                             ===========    ===========    ===========    ===========    ===========  ===========

AVERAGE SHARES OUTSTANDING (000s)
  Basic                                           78,600         90,316         79,275         91,720         82,253       93,076
                                             ===========    ===========    ===========    ===========    ===========  ===========

  Diluted                                         98,159        100,777         98,859         97,730        101,879       96,795
                                             ===========    ===========    ===========    ===========    ===========  ===========

(1)    The Board of Directors declared a $.20 per share dividend on Jan. 28, 1997.  The quarterly dividend usually paid in January was paid on Feb. 24, 1997, to shareholders of record as of the close of business on Feb. 12, 1997.

See "Notes to Consolidated Financial Statements".

CONSOLIDATED BALANCE SHEET
(UNAUDITED, IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                  June 28,     December 28,     June 29,
                                                                    1998           1997           1997
                                                                -----------    -----------    -----------
ASSETS

Current Assets
  Cash, including short-term cash investments of $75,237 in
    1998, $140,210 in December 1997, and $50 in June 1997       $    96,554    $   160,291    $    28,558
  Accounts receivable, net of allowances of $16,124 in 1998,
    $14,963 in December 1997, and $16,868 in June 1997              340,210        374,746        410,451
  Inventories                                                        62,725         50,332         62,080
  Prepaid expense                                                     7,829         15,844         25,497
  Other current assets                                               36,959         39,902         45,446
                                                                -----------    -----------    -----------
                    Total Current Assets                            544,277        641,115        572,032
                                                                -----------    -----------    -----------

Investments and Other Assets
  Equity in unconsolidated companies and joint ventures             195,058        197,585        189,630
  Net assets of discontinued BIS operations                                         24,673        347,403
  Other                                                             226,071        172,859        288,557
                                                                -----------    -----------    -----------
                    Total Investments and Other Assets              421,129        395,117        825,590
                                                                -----------    -----------    -----------

Property, Plant and Equipment
  Land and improvements                                              93,762         89,375         88,635
  Buildings and improvements                                        439,657        444,952        453,170
  Equipment                                                       1,153,546      1,127,875      1,200,616
  Construction and equipment installations in progress              136,534        111,883        151,891
                                                                -----------    -----------    -----------
                                                                  1,823,499      1,774,085      1,894,312
  Less accumulated depreciation                                    (756,242)      (727,571)      (869,825)
                                                                -----------    -----------    -----------
                    Net Property, Plant and Equipment             1,067,257      1,046,514      1,024,487


Excess of Cost Over Net Assets Acquired and Other Intangibles
  Less accumulated amortization of $230,487 in 1998,
    $197,966 in December 1997 and $166,976 in June 1997           2,238,822      2,272,396      2,288,861
                                                                -----------    -----------    -----------
                    Total                                       $ 4,271,485    $ 4,355,142    $ 4,710,970
                                                                ===========    ===========    ===========

CONSOLIDATED BALANCE SHEET
(UNAUDITED, IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                              June 28,     December 28,    June 29,
                                                                               1998            1997          1997
                                                                            -----------    -----------   -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                          $   194,021    $   172,021   $   156,212
  Accrued expenses and other liabilities                                        111,328        131,491       106,302
  Accrued compensation and amounts withheld from employees                       97,069        119,036       105,056
  Federal and state income taxes                                                 75,486         33,920        66,011
  Deferred revenue                                                               67,021         72,491        86,867
  Short-term borrowings and current portion of long-term debt                   289,429         69,697
                                                                            -----------    -----------   -----------
           Total Current Liabilities                                            834,354        598,656       520,448
                                                                            -----------    -----------   -----------

Noncurrent Liabilities
  Long-term debt                                                              1,247,559      1,599,133     1,829,280
  Deferred federal and state income taxes                                       291,883        282,695       319,205
  Postretirement benefits other than pensions                                   152,522        150,485       155,210
  Employment benefits and other noncurrent liabilities                          161,756        171,225       121,391
                                                                            -----------    -----------   -----------
           Total Noncurrent Liabilities                                       1,853,720      2,203,538     2,425,086
                                                                            -----------    -----------   -----------

Minority Interests in Consolidated Subsidiaries                                   2,377          1,275         1,758

Commitments and Contingencies

Shareholders' Equity
  Preferred stock, $1.00 par value; shares authorized - 2,000,000; shares
     issued - 1,754,930 in 1998, December 1997, and June 1997                     1,755          1,755         1,755
  Common stock, $.02 1/12 par value; shares authorized -
     250,000,000; shares issued - 78,843,842 in 1998,
     81,597,631 in December 1997 and 88,007,596 in June 1997                      1,643          1,700         1,833
  Additional capital                                                            911,251        911,572       942,800
  Retained earnings                                                             658,922        636,646       813,780
  Treasury stock, at cost, 48,973 shares in 1998 and 0 in 1997                   (2,748)
  Accumulated other comprehensive income                                         10,211                        3,510
                                                                            -----------    -----------   -----------
           Total Shareholders' Equity                                         1,581,034      1,551,673     1,763,678
                                                                            -----------    -----------   -----------
           Total                                                            $ 4,271,485    $ 4,355,142   $ 4,710,970
                                                                            ===========    ===========   ===========

See "Notes to Consolidated Financial Statements".

                                                          5

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED, IN THOUSANDS OF DOLLARS)

                                                                 Quarter Ended         Two Quarters Ended      Four Quarters Ended
                                                             ----------------------  -----------------------  ---------------------
                                                              June 28,    June 29,     June 28,     June 29,    June 28,   June 29,
                                                                1998        1997         1998         1997        1998       1997
                                                             ---------  -----------  -----------  ----------  ----------- ---------
CASH PROVIDED BY (REQUIRED FOR) OPERATING ACTIVITIES
  Net income                                                 $ 126,967  $    61,300  $   228,588  $  236,032  $   405,571 $ 438,035
  Noncash items deducted from (included  in) income:
    Gains on sales/exchanges of investee/subsidiaries                                    (75,251)   (221,801)    (136,576) (221,801)
    Net gain on sale of discontinued BIS operations            (60,042)                  (60,042)                 (75,303)  (86,255)
    Depreciation                                                27,114       23,437       53,041      44,951      102,228    89,537
    Amortization of excess of cost over
      net assets acquired and other intangibles                 16,157       11,891       32,521      16,485       63,512    25,892
    Amortization of other assets                                 3,431        3,924        6,917       7,977       14,057    16,158
    Provision (benefit) for deferred  taxes                     (1,538)        (265)      (2,779)        414      (17,943)   43,960
    Earnings from investees in excess of distributions          (9,047)      (1,770)     (12,544)     (4,149)     (23,053)  (12,000)
    Minority interests in earnings of
      consolidated subsidiaries                                  2,549        2,738        5,030       5,397       11,136    10,605
    Other items, net                                             3,849        5,212        7,247      11,425       34,479    (7,227)
  Change in certain assets and liabilities:
    Accounts receivable                                         (5,689)     (20,921)      25,590      (3,425)      (4,838)  (41,601)
    Inventories                                                  2,731       (4,335)     (12,974)     (9,707)      (3,593)   23,869
    Other current assets                                         4,362        9,101       10,001      10,825         (444) (128,407)
    Accounts payable                                            10,588       (4,560)      13,335     (92,563)      21,929   (12,837)
    Federal and state income taxes                             (57,002)     (47,638)       5,567      66,011      (50,821)   67,178
    Other liabilities                                           (6,271)       5,205      (35,486)     (1,258)      13,495    (4,931)
                                                             ---------  -----------  -----------  ----------  ----------- ---------

          Net Cash Provided by Operating Activities             58,159       43,319      188,761      66,614      353,836   200,175
                                                             ---------  -----------  -----------  ----------  ----------- ---------

CASH PROVIDED BY (REQUIRED FOR) INVESTING ACTIVITIES

  Proceeds from sales of investee/subsidiaries, net                                       58,125     130,654      108,616   130,654
  Proceeds from sale of discontinued BIS operations, net       125,000                   125,000                  541,983   271,859
  Change in net noncurrent assets of
    discontinued BIS operations                                                 422          520       5,869       (3,353)    8,273
  Proceeds from sales of securities available for sale           2,511      113,432        2,511     130,979      113,426   130,979
  Additions to property, plant and equipment                   (46,839)     (32,882)     (77,533)    (60,661)    (123,486) (103,876)
  Other items, net                                                 789        1,446       (3,213)     (2,867)      (8,511)   13,540
                                                             ---------  -----------  -----------  ----------  ----------- ---------

          Net Cash Provided by Investing Activities             81,461       82,418      105,410     203,974      628,675   451,429
                                                             ---------  -----------  -----------  ----------  ----------- ---------

CASH PROVIDED BY (REQUIRED FOR) FINANCING ACTIVITIES
  Proceeds from sale of commercial paper, notes payable
    and senior notes payable                                   885,060      257,968      885,060     326,716    1,391,944   594,103
  Reduction of total debt                                     (989,947)    (125,427)  (1,017,325)   (308,989)  (1,684,947) (809,097)
                                                             ---------  -----------  -----------  ----------  ----------- ---------
          Net Change in Total Debt                            (104,887)     132,541     (132,265)     17,727     (293,003) (214,994)
  Payment of cash dividends                                    (19,204)     (18,363)     (38,718)    (36,976)     (80,077)  (75,105)
  Sale of common stock to employees                             12,467       15,390       29,641      35,003       65,169    59,935
  Purchase of treasury stock                                    (7,904)    (237,993)    (207,529)   (263,726)    (587,178) (411,118)
  Other items, net                                              (3,792)     (13,306)      (9,037)    (16,938)     (19,426)  (12,994)
                                                             ---------  -----------  -----------  ----------  ----------- ---------

                Net Cash Required for Financing Activities    (123,320)    (121,731)    (357,908)   (264,910)    (914,515) (654,276)
                                                             ---------  -----------  -----------  ----------  ----------- ---------
                     Net Increase (Decrease) in Cash            16,300        4,006      (63,737)      5,678       67,996    (2,672)
 Cash and short-term cash
  investments at beginning of the period                        80,254       24,552      160,291      22,880       28,558    31,230
                                                             ---------  -----------  -----------  ----------  ----------- ---------

 Cash and short-term cash
  investments at end of the period                           $  96,554  $    28,558  $    96,554  $   28,558  $    96,554 $  28,558
                                                             =========  ===========  ===========  ==========  =========== =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Non cash investing activities
  Securities received as proceeds on the sale of investee                            $    37,678  $  229,163  $    37,678 $ 229,163
Non cash financing activities
  Issuance of preferred stock for the acquisition
      of the Disney newspapers
         Preferred Stock                                                $     1,755                    1,755                  1,755
         Additional Capital                                                 658,245                  658,245                658,245

  Long-term debt assumed on the acquisition of the Disney
         newspapers                                                         990,000                  990,000                990,000

See "Notes to Consolidated Financial Statements".

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter, two quarters and four quarters ended June 28, 1998 are not necessarily indicative of the results that may be expected for the year ending December 27, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 28, 1997.

In 1998, the company adopted FAS 130, REPORTING  COMPREHENSIVE  INCOME. See Note
3.

Certain amounts in 1997 have been reclassified to conform to the 1998 presentation.

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

Discontinued Operations

On April 13, 1998, the company closed on the sale of Technimetrics, Inc. to an operating unit of The Thomson Corporation. Technimetrics was a subsidiary which sold global shareholding and business contact information. The proceeds from the sale were $125.0 million and resulted in a pre-tax and after-tax gain of $103.8 million and $60.0 million, respectively.

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

For the quarter and two quarters ended June 28, 1998, total comprehensive income was $133.5 million and $238.8 million, respectively, and $80.6 million and $237.9 million, respectively, for the comparable periods in 1997.

NOTE 4 - DEBT

(In Thousands of Dollars)
                                                 Effective                           Balance At
                                                  Interest         -----------------------------------------------
                                                  Rate At
                                                  June 28,           June 28,       December 28,        June 29,
                                                    1998              1998              1997              1997
                                                 ---------         -----------      ------------     -------------

Commercial paper, net of discount                    5.9%          $   887,667      $     29,793     $     382,543
Senior secured bank debt (a)                                                             990,000           990,000
Debentures, net of discount (b)                     10.0               198,216           198,133           198,051
Debentures, net of discount (c)                      7.6                94,288            94,261
Notes payable, net of discount (d)                   8.5               159,697           159,617           159,531
Notes payable, net of discount (e)                   6.8                97,865            97,821
Senior notes, net of discount (f)                    6.3                99,255            99,205            99,155
                                                                   -----------      ------------     -------------
                    Total Debt (g)                   6.9             1,536,988         1,668,830         1,829,280
Less amounts classified as current                                     289,429            69,697
                                                                   -----------      ------------     -------------

                    Total long-term debt             7.0%          $ 1,247,559      $  1,599,133     $   1,829,280
                                                                   ===========      ============     =============

(a) Represents $990 million advance under a $1.2 billion credit agreement with a variable interest rate indexed to Libor plus 27 1/2 basis points. Bank debt was paid off on June 26, 1998 with proceeds from the sale of commercial paper.
(b) Represents $200 million of a 20-year 9 7/8% debenture due in 2009.
(c) Represents $100 million of a 7.15% debenture due in 2027.
(d) Represents $160 million of 8 1/2% notes subject to mandatory pro rata amortization of 25% annually commencing in 1998 through maturity in 2001.
(e) Represents $100 million of a 6.625% note due in 2007.
(f) Represents $100 million of 10 year 6.3%  senior notes due in 2005.
(g) At June 28, 1998, and June 29, 1997, interest payments of $69.0 million and $30.1 million had been made for the year-to-date, respectively.

NOTE 5 - INCOME TAX PAYMENTS

Income tax payments for the two quarters ended June 28, 1998 and June 29, 1997, were $112.6 million and $107.1 million, respectively.

NOTE 6 - EARNINGS PER SHARE

In 1997, the company adopted FAS 128 -- EARNINGS PER SHARE. The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except share data):

                                                             Quarter Ended      Two Quarters Ended
                                                          -------------------   -------------------
                                                          June 28,   June 29,   June 28,   June 29,
                                                            1998       1997      1998        1997
                                                          --------   --------   --------   --------

Income from continuing operations                         $ 66,925   $ 60,950   $168,362   $236,408
                                                          ========   ========   ========   ========

Average shares outstanding (basic)                          78,600     90,316     79,275     91,720
                                                          --------   --------   --------   --------

Effect of dilutive securities:
     Convertible preferred stock                            17,549      8,775     17,549      4,387
     Stock options                                           2,010      1,686      2,035      1,623
                                                          --------   --------   --------   --------
Average shares outstanding (diluted)                        98,159    100,777     98,859     97,730
                                                          --------   --------   --------   --------

Earnings per share from continuing operations (basic)     $   0.85   $   0.67   $   2.12   $   2.58
                                                          ========   ========   ========   ========

Earnings per share from continuing operations (diluted)   $   0.68   $   0.60   $   1.70   $   2.42
                                                          ========   ========   ========   ========

                                                 9

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE SECOND QUARTER

SECOND QUARTER 1998 COMPARED WITH SECOND QUARTER 1997

Diluted earnings per share was $1.29, up $.68, from the $.61 reported for the second quarter of 1997. This includes a $.61 per share gain on the sale of Technimetrics, the last piece of the discontinued Business Information Services Division, which was sold on April 13, 1998.

Diluted earnings per share from continuing operations for the second quarter of 1998, excluding corporate relocation costs and other non-recurring items, was $.73, up $.13 per share, or 21.7%, from the $.60 reported in 1997. Including the corporate relocation costs and other non-recurring items, Knight Ridder earned $.68 per diluted share from continuing operations, up $.08, or 13.3%, from the $.60 earned in the same quarter of 1997. Net income from continuing operations in the second quarter, excluding corporate relocation costs and other non-recurring items, was $72.0 million, up 18.0%, from the $61.0 million realized last year. On this same basis, total operating income was $138.7 million, up $1.8 million, or 1.3%, from the same period a year ago, reflecting a 13% increase in the price of newsprint.

The results include operations from four newspapers acquired from The Walt Disney Company in May 1997 and from two newspapers received in exchange from E.
W. Scripps Co. for the Boulder, Colorado newspaper in August 1997. They exclude results from the Boulder Daily Camera after August 1997 and for five newspapers (Boca Raton News, Gary Post-Tribune, Long Beach Press-Telegram, Newberry Observer and Milledgeville Union Recorder) after their dates of sale in December 1997 and February 1998. Certain comparisons are provided on a pro forma basis for the former Disney and Scripps newspapers (including their results as if owned since January 1997 and excluding the sold newspapers from both years).

OPERATING REVENUE

Advertising revenue increased 9.0% over the second quarter last year. On a pro forma basis excluding sold newspapers (comparable), newspaper advertising revenue increased 3.9% from last year with growth in all advertising revenue categories.

Retail advertising revenue improved by $27.4 million, or 11.4%, over last year. On a pro forma basis excluding sold newspapers, retail advertising revenue improved by $13.4 million, or 5.3%. Retail benefited from Detroit, up 12.9% for the quarter, due to increased major accounts advertising, along with the strongest part-run ROP showing since the strike began, and a major upsurge in preprints.

Classified advertising revenue increased $17.9 million, or 7.3%, over the second quarter last year. On a comparable basis, classified advertising revenue increased 2.9%, with the employment category showing the largest gain, reflecting a 5.4% revenue improvement.

General advertising revenue was up $3.9 million, or 6.4%, from last year. On a comparable basis, general advertising revenue was up $1.7 million, or 2.7%. Telecommunications and airlines advertising in several large markets helped boost performance.

Circulation revenue was up $8.0 million, or 5.8%, from 1997. On a comparable basis, circulation revenue was flat with second quarter 1997, on a 0.6% increase in the average seven-day circulation, offset in part by a 0.3% decline in average rate.

Other revenue increased by $10.4 million, or 40.7%, from the prior year. On a comparable basis, other newspaper revenue increased by $7.4 million, or 25.9%. The increase was due to growth in commercial print, alternate distribution, database marketing, event marketing and online revenue.

OPERATING COSTS

Labor and employee benefit costs increased $23.3 million, or 8.4%. On a pro forma basis excluding sold newspapers and corporate relocation and severance costs, labor and employee benefit costs increased $4.5 million, or 1.5%, on a 1.0% increase in the average wage rate and a 1.0% increase in the workforce offset in part by a decline in employee benefits.

Newsprint, ink and supplement costs increased $23.9 million, or 21.7%. On a comparable basis, these costs increased $17.3 million, or 14.8%, on a 13% increase in the average newsprint price and a 2.0% increase in consumption. This consumption increase was driven by circulation and advertising volume gains.

Other operating costs increased $22.9 million, or 15.6%, from second quarter 1997. On a comparable basis, these costs increased $13.1 million, or 8.4%, mostly from circulation promotion costs and the change from non-employee carriers to circulation agents in Detroit, which results in both greater revenue and expense.

Depreciation and amortization increased $7.5 million, or 19.0%, from second quarter 1997. On a comparable basis, depreciation and amortization increased $2.3 million, or 5.2%, from 1997, primarily due to the Miami press project and the Philadelphia renovation project.

NON-OPERATING ITEMS

Interest expense, net of interest income and interest expense capitalized, increased $2.2 million from last year due to the increase in debt related to the Disney newspaper acquisition and share repurchases. The average debt balance for the quarter increased $195.4 million from the second quarter of last year.

Equity in earnings of unconsolidated companies and joint ventures increased by $5.6 million, mostly due to our newsprint mill investments which were favorably impacted by the increase in the price of newsprint compared to the prior year.

The "Other, net" line of the non-operating section reflects a $7.0 million increase from 1997 due to the previously mentioned non-recurring items, primarily final settlements on asset sales.

The effective tax rate was 40.8% in the quarter ended June 28, 1998 compared to 45.8% for the comparable quarter in 1997. The Disney newspapers acquisition was completed in the quarter ended June 29, 1997. Certain effects of the related preliminary purchase price allocation contributed to the increase in the effective tax rate for that quarter as compared to the same quarter in 1998. The final purchase price allocation was completed as of December 28, 1997.

OTHER

On April 13, 1998, the company completed the sale of Technimetrics, Inc., a global shareholding and business contact information company, to an operating unit of The Thomson Corporation for $125.0 million. The pre-tax and after-tax gains on the sale of Technimetrics were $103.8 million and $60.0 million, respectively.

On April 28, 1998, the company announced the reorganization and move of its corporate headquarters to the Silicon Valley area of California from Miami, Florida in early 1999. Costs related to the move are estimated to be around $25 million, of which $11.6 million was recognized in the second quarter. The majority of the remaining costs will be recognized in the third quarter.

LIQUIDITY

Net cash provided by operating activities increased to $58.2 million from $43.3 million in the second quarter of 1997. The increase was attributed to higher earnings, excluding non-recurring items, as well as changes in several working capital components. Cash and short term cash investments were up $68.0 million from June 29, 1997, but down $63.7 million from year end. Total debt decreased $104.7 million during the quarter, due to the use of Technimetrics sale proceeds. Debt decreased $292.3 million from June 29, 1997, due to the use of proceeds from the remaining cable investment sale, the sale of Knight Ridder Information, Inc. and five newspapers in December 1997 and February 1998, offset in part by the share repurchase program.

Total-debt-to-total-capital ratio was 49.3% compared to 51.8% at year end and 50.9% in June 1997. Approximately $212.3 million in aggregate unused credit lines remained at the end of the quarter. During the second quarter, existing bank debt was refinanced with commercial paper supported by a $1.1 billion line of credit. The ratio of current assets to current liabilities was 0.7:1 at June 28, 1998, 1.1:1 at December 28, 1997 and June 29, 1997.

OUTLOOK FOR THE REMAINDER OF THE YEAR

As we look ahead to the third quarter and the year, we anticipate advertising growth will be moderately above the prior year. The outlook for newsprint continues to be encouraging. The third quarter gives us our best comparisons of the year, and the fourth quarter should align closely with it, provided the Abitibi strike (a newspaper vendor) is settled soon.

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

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports of Form 8-K

         (a)  Exhibits Filed

                  No. 27 - Financial Data Schedule

         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed during the quarter ended June 28, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        KNIGHT-RIDDER, INC.
                                        (Registrant)


Date:  August 11, 1998
                                        /s/ Gary R. Effren
                                        ---------------------------------
                                            Gary R. Effren
                                            Vice President/Controller
                                            (Chief Accounting Officer and Duly
                                            Authorized Officer of Registrant)