Form 10-Q
period 1998-09-27
KNIGHT RIDDER INC
filed 1998-11-10
CIK 205520

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED:             September 27, 1998
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


              50 W. SAN FERNANDO ST. SUITE 1200, SAN JOSE, CA 95113
   ---------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (408) 938-7700
   ---------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                     ONE HERALD PLAZA, MIAMI, FLORIDA 33132
  ----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.02 1/12 Par Value 78,232,597 shares as of November 5, 1998.

                         Table of Contents for Form 10-Q

                                                                           Page
                                                                           ----

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)
             Consolidated Statement of Income                                 3
             Consolidated Balance Sheet                                     4-5
             Consolidated Statement of Cash Flows                             6
             Notes to Consolidated Financial Statements                     7-9

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            10-15


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                  16


SIGNATURE                                                                    17

EXHIBIT                                                                      18

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED, IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                   Quarter Ended             Three Quarters Ended         Four Quarters Ended
                                            ---------------------------   --------------------------- ----------------------------
                                            September 27, September 28,   September 27, September 28, September 27,  September 28,
                                                1998          1997           1998           1997          1998            1997
                                            ------------- -------------   ------------- ------------- -------------  -------------
OPERATING  REVENUE
  Advertising
    Retail                                   $   254,873   $   253,238    $   762,800   $   686,587    $ 1,084,949    $   937,119
    General                                       59,728        59,142        188,765       172,050        262,811        226,590
    Classified                                   257,013       258,236        780,890       711,963      1,016,346        894,352
                                             -----------   -----------    -----------   -----------    -----------    -----------
      Total                                      571,614       570,616      1,732,455     1,570,600      2,364,106      2,058,061
    Circulation                                  145,093       149,989        441,337       416,460        592,634        541,873
    Other                                         36,071        28,099        102,161        74,130        134,808         92,255
                                             -----------   -----------    -----------   -----------    -----------    -----------
      Total Operating Revenue                    752,778       748,704      2,275,953     2,061,190      3,091,548      2,692,189

OPERATING  COSTS
    Labor and employee benefits                  301,027       300,346        895,526       828,934      1,198,819      1,071,372
    Newsprint, ink and supplements               128,064       126,632        392,671       330,205        528,795        433,763
    Other operating costs                        165,741       165,311        497,019       441,077        671,412        562,600
    Depreciation and amortization                 46,317        48,479        138,796       117,892        177,635        150,473
                                             -----------   -----------    -----------   -----------    -----------    -----------

      Total Operating Costs                      641,149       640,768      1,924,012     1,718,108      2,576,661      2,218,208
                                             -----------   -----------    -----------   -----------    -----------    -----------

OPERATING INCOME                                 111,629       107,936        351,941       343,082        514,887        473,981
                                             -----------   -----------    -----------   -----------    -----------    -----------

OTHER INCOME (EXPENSE)
    Interest expense                             (26,030)      (33,763)       (80,866)      (72,420)      (111,108)       (89,257)
    Interest expense capitalized                     776         1,040          3,177         4,189          4,364          6,188
    Interest income                                  225           559          3,108         1,244          5,268          2,873
    Equity in earnings of unconsolidated
      companies and joint ventures                 3,896         4,542         16,731         8,315         19,216         15,992
    Minority interests in earnings of
      consolidated subsidiaries                   (2,507)       (2,785)        (7,537)       (8,182)       (10,858)       (11,502)
    Other, net                                     2,959        47,365         89,119       263,920        107,608        279,567
                                             -----------   -----------    -----------   -----------    -----------    -----------
      Total                                      (20,681)       16,958         23,732       197,066         14,490        203,861
                                             -----------   -----------    -----------   -----------    -----------    -----------

Income before income taxes                        90,948       124,894        375,673       540,148        529,377        677,842
Income taxes                                      33,965        51,427        150,328       230,273        217,403        286,402
                                             -----------   -----------    -----------   -----------    -----------    -----------
Income from continuing operations                 56,983        73,467        225,345       309,875        311,974        391,440
Gain/(adjustment) on sale of discontinued
  BIS operations, net of applicable income
  taxes (benefits) of $ 43,752
  for the three quarters ended 1998;
  $52,117 and $(354) for the four quarters
  ended 1998 and 1997.                                                         60,042                       75,303         (4,646)
Income/(loss) from discontinued
  BIS operations, net of applicable
  income taxes of $362 for the
  quarter ended 1997; $133 and $131 for the
  three quarters ended 1998 and 1997;
  $1,121 and $1,635 for the four
  quarters ended 1998 and 1997.                                    545            184           169          1,265         (1,004)
                                             -----------   -----------    -----------   -----------    -----------    -----------
      Net income                             $    56,983   $    74,012    $   285,571   $   310,044        388,542        385,790
                                             ===========   ===========    ===========   ===========    ===========    ===========

EARNINGS PER SHARE

BASIC:
Income from continuing operations            $      0.72   $      0.85    $      2.85   $      3.44    $      3.89    $      4.30
Gain/(adjustment) on sale
    of discontinued BIS operations, net                                          0.76                         0.94          (0.05)
Income/(loss) from
    discontinued BIS operations, net                                                                          0.02          (0.01)
                                             -----------   -----------    -----------   -----------    -----------    -----------
      Net income                             $      0.72   $      0.85    $      3.61   $      3.44    $      4.85    $      4.24
                                             ===========   ===========    ===========   ===========    ===========    ===========

DILUTED:
Income from continuing operations            $      0.58   $      0.69    $      2.29   $      3.08    $      3.13    $      3.94
Gain/(adjustment) on sale
    of discontinued BIS operations, net                                          0.61                         0.76          (0.05)
Income/(loss) from discontinued BIS
    operations, net                                                                                           0.01          (0.01)
                                             -----------   -----------    -----------   -----------    -----------    -----------
      Net income                             $      0.58   $      0.69    $      2.90   $      3.08    $      3.90    $      3.88
                                             ===========   ===========    ===========   ===========    ===========    ===========

DIVIDENDS DECLARED PER COMMON SHARE          $      0.20   $      0.20    $      0.60   $      0.60    $      0.80    $      0.60(1)
                                             ===========   ===========    ===========   ===========    ===========    ===========

AVERAGE SHARES OUTSTANDING (000s)
    Basic                                         78,670        86,920         79,074        90,120         80,190         91,015
                                             ===========   ===========    ===========   ===========    ===========    ===========

    Diluted                                       97,746       106,660         98,488       100,707         99,650         99,364
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

See "Notes to Consolidated Financial Statements".

CONSOLIDATED BALANCE SHEET
(UNAUDITED, IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                 SEPTEMBER 27,  DECEMBER 28,  SEPTEMBER 28,
                                                                     1998           1997          1997
                                                                 -------------  ------------  -------------
ASSETS

Current Assets
  Cash, including short-term cash investments of $120 in
    1998, $140,210 in December 1997, and $50 in September 1997   $    20,353    $   160,291    $    35,849
  Accounts receivable, net of allowances of $16,146 in 1998,
    $14,963 in December 1997, and $16,744 in September 1997          355,174        374,746        414,323
  Inventories                                                         55,951         50,332         59,029
  Prepaid expense                                                     12,864         15,844         29,906
  Other current assets                                                40,228         39,902         46,268
                                                                 -----------    -----------    -----------
      Total Current Assets                                           484,570        641,115        585,375
                                                                 -----------    -----------    -----------

Investments and Other Assets
  Equity in unconsolidated companies and joint ventures              195,741        197,585        194,516
  Net assets of discontinued BIS operations                                          24,673        346,590
  Other                                                              220,511        172,859        174,341
                                                                 -----------    -----------    -----------
      Total Investments and Other Assets                             416,252        395,117        715,447
                                                                 -----------    -----------    -----------

Property, Plant and Equipment
  Land and improvements                                               94,048         89,375         96,621
  Buildings and improvements                                         456,899        444,952        426,085
  Equipment                                                        1,164,947      1,127,875      1,104,242
  Construction and equipment installations in progress               133,267        111,883        161,553
                                                                 -----------    -----------    -----------
                                                                   1,849,161      1,774,085      1,788,501
  Less accumulated depreciation                                     (777,710)      (727,571)      (751,029)
                                                                 -----------    -----------    -----------
      Net Property, Plant and Equipment                            1,071,451      1,046,514      1,037,472

Excess of Cost Over Net Assets Acquired and Other Intangibles
  Less accumulated amortization of $246,961 in 1998,
    $197,966 in December 1997 and $182,203 in September 1997       2,231,674      2,272,396      2,302,986
                                                                 -----------    -----------    -----------
      Total                                                      $ 4,203,947    $ 4,355,142    $ 4,641,280
                                                                 ===========    ===========    ===========

CONSOLIDATED BALANCE SHEET
(UNAUDITED, IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                          SEPTEMBER 27,   DECEMBER 28,  SEPTEMBER 28,
                                                                              1998           1997           1997
                                                                          -------------   ------------  -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                         $   115,933    $   172,021   $   167,768
  Accrued expenses and other liabilities                                       129,454        131,491       142,107
  Accrued compensation and amounts withheld from employees                     105,959        119,036       118,255
  Federal and state income taxes                                                22,420         33,920        46,085
  Deferred revenue                                                              67,284         72,491        91,161
  Short-term borrowings and current portion of long-term debt                  199,101         69,697        39,893
                                                                           -----------    -----------   -----------
      Total Current Liabilities                                                640,151        598,656       605,269
                                                                           -----------    -----------   -----------

Noncurrent Liabilities
  Long-term debt                                                             1,365,795      1,599,133     1,726,610
  Deferred federal and state income taxes                                      285,217        282,695       333,022
  Postretirement benefits other than pensions                                  152,199        150,485       155,341
  Employment benefits and other noncurrent liabilities                         160,473        171,225       125,716
                                                                           -----------    -----------   -----------
      Total Noncurrent Liabilities                                           1,963,684      2,203,538     2,340,689
                                                                           -----------    -----------   -----------

Minority Interests in Consolidated Subsidiaries                                  2,682          1,275         2,002

Commitments and Contingencies

Shareholders' Equity
  Preferred stock,  $1.00 par value;  shares  authorized- 2,000,000;
    shares issued - 1,754,930 in 1998, December 1997, and September 1997         1,755          1,755         1,755
  Common stock, $.02 1/12 par value; shares authorized -
    250,000,000; shares issued -78,461,946 in 1998,
    81,597,631 December 1997 and 85,863,984 in September 1997                    1,635          1,700         1,789
  Additional capital                                                           910,087        911,572       927,638
  Retained earnings                                                            678,232        636,646       762,138
  Treasury stock, at cost, 47,928 shares in 1998, and 0 in 1997                 (2,675)
  Accumulated other comprehensive income                                         8,396
                                                                           -----------    -----------   -----------
      Total Shareholders' Equity                                             1,597,430      1,551,673     1,693,320
                                                                           -----------    -----------   -----------
      Total                                                                $ 4,203,947    $ 4,355,142   $ 4,641,280
                                                                           ===========    ===========   ===========


See "Notes to Consolidated Financial Statements".

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED, IN THOUSANDS OF DOLLARS)

                                                   Quarter Ended              Three Quarters Ended          Four Quarters Ended
                                             --------------------------   ----------------------------  ----------------------------
                                             September 27, September 28,  September 27,   September 28, September 27,  September 28,
                                                 1998           1997           1998           1997          1998           1997
                                             ------------  ------------   ------------    ------------- ------------- --------------
CASH PROVIDED BY (REQUIRED FOR)
 OPERATING ACTIVITIES
  Net income                                 $    56,983   $     74,012    $   285,571    $   310,044    $   388,542    $   385,790
  Noncash items deducted
   from (included in) income:
   Gains on sales/exchanges
     of investee/subsidiaries                                   (43,205)       (75,251)      (265,006)       (93,371)      (265,006)
   Net gain/(adjustment) on sale
     of discontinued BIS operations                                            (60,042)                      (75,303)         4,646
   Depreciation                                   26,532         29,265         79,573         74,216         99,495         97,693
   Amortization of excess of cost over
    net assets acquired and other intangibles     16,474         15,227         48,995         31,712         64,758         36,535
   Amortization  of  other assets                  3,311          3,987         10,228         11,964         13,382         16,245
   Provision (benefit) for deferred  taxes        (8,959)        23,148        (11,738)        23,562        (50,050)        60,598
   Earnings from investees in
      excess of distributions                     (3,260)        (5,425)       (15,804)        (9,574)       (20,888)       (18,576)
   Minority interests in earnings
     of consolidated subsidiaries                  2,507          2,785          7,537          8,182         10,858         11,502
   Other items, net                                4,814          4,344         12,061         15,769         34,948        (10,230)
Change in certain assets and liabilities:
   Accounts receivable                           (13,538)        (3,643)        12,052         (7,068)       (14,733)       (24,819)
   Inventories                                     6,734          3,236         (6,240)        (6,471)           (95)         3,194
   Other current assets                           (5,117)        (5,709)         4,884          5,116            148       (150,840)
   Accounts payable                              (81,162)         8,971        (67,827)       (83,592)       (68,204)       (17,989)
   Federal and state income taxes                (52,523)       (19,926)       (46,956)        46,085        (83,418)        53,240
   Other liabilities                              25,409         48,025        (10,077)        46,767         (9,120)        32,607
                                             -----------    -----------    -----------    -----------    -----------    -----------
    Net Cash Provided by (Required
      for) Operating Activities                  (21,795)       135,092        166,966        201,706        196,949        214,590
                                             -----------    -----------    -----------    -----------    -----------    -----------
CASH PROVIDED BY (REQUIRED FOR)
  INVESTING ACTIVITIES
  Proceeds from sales of
     investee/subsidiaries, net                                  58,125        130,654        108,616        130,654
  Proceeds from sale of discontinued
     BIS operations, net                                                       125,000                       541,983
  Change in net noncurrent assets of
     discontinued BIS operations                                 (7,201)           520         (1,332)         3,848          4,472
  Proceeds from sales of securities
     available for sale                            1,808        110,915          4,319        241,894          4,319        241,894
  Additions to property, plant and equipment     (28,779)       (22,750)      (106,312)       (83,411)      (129,515)      (102,055)
  Other  items,  net                              (5,825)          (892)        (9,038)        (3,759)       (13,444)        20,882
                                             -----------    -----------    -----------    -----------    -----------    -----------
    Net Cash Provided by (Required
     for) Investing Activities                   (32,796)        80,072         72,614        284,046        515,807        295,847
                                             -----------    -----------    -----------    -----------    -----------    -----------

CASH PROVIDED BY (REQUIRED FOR)
 FINANCING ACTIVITIES
  Proceeds from sale of commercial paper,
    notes payable and senior notes payable        67,696        254,937        952,756        581,653      1,204,703        745,684
  Reduction of total debt                        (40,000)      (317,823)    (1,057,325)      (626,812)    (1,407,124)      (779,460)
                                             -----------    -----------    -----------    -----------    -----------    -----------
    Net Change in Total Debt                      27,696        (62,886)      (104,569)       (45,159)      (202,421)       (33,776)
  Payment of cash dividends                      (19,276)       (21,014)       (57,994)       (57,990)       (78,339)       (76,803)
  Sale of common stock to employees                5,438         26,270         35,079         61,273         44,337         78,562
  Purchase of treasury stock                     (30,498)      (146,118)      (238,027)      (409,844)      (471,558)      (457,131)
  Other items, net                                (4,970)        (4,125)       (14,007)       (21,063)       (20,271)        (7,600)
                                             -----------    -----------    -----------    -----------    -----------    -----------
    Net Cash Required for
     Financing Activities                        (21,610)      (207,873)      (379,518)      (472,783)      (728,252)      (496,748)
                                             -----------    -----------    -----------    -----------    -----------    -----------
    Net Increase (Decrease) in Cash              (76,201)         7,291       (139,938)        12,969        (15,496)        13,689
Cash and short-term cash
  investments at beginning of the period          96,554         28,558        160,291         22,880         35,849         22,160
                                             -----------    -----------    -----------    -----------    -----------    -----------
Cash and short-term cash
  investments at end of the period           $    20,353    $    35,849    $    20,353    $    35,849    $    20,353    $    35,849
                                             ===========    ===========    ===========    ===========    ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Non cash investing activities
  Securities received as proceeds
  on the sale of investee                                                  $    37,678    $   229,163    $    37,678    $   229,163
Non cash financing activities
  Issuance of preferred stock for the
  acquisition of the Disney newspapers
      Preferred Stock                                                                           1,755                         1,755
      Additional Capital                                                                      658,245                       658,245

  Long-term debt assumed on the acquisition
    of the Disney newspapers                                                                  990,000                       990,000

See "Notes to Consolidated Financial Statements".

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter, three quarters and four quarters ended September 27, 1998 are not necessarily indicative of the results that may be expected for the year ending December 27, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 28, 1997.

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


Discontinued Operations

On April 13, 1998, the company closed on the sale of Technimetrics, Inc. to an operating unit of The Thomson Corporation. Technimetrics was a subsidiary which sold global shareholding and business contact information. The proceeds from the sale were $125.0 million and resulted in pre-tax and after-tax gains of $103.8 million and $60.0 million, respectively.


NOTE 3 - COMPREHENSIVE INCOME

In 1998, the Company adopted FAS 130, REPORTING COMPREHENSIVE INCOME. FAS 130 establishes new rules for the reporting and display of comprehensive income and its components. FAS 130 requires that unrealized gains or losses on the company's available-for-sale securities be included in "other comprehensive income". Prior to its adoption, unrealized gains or losses on available-for-sale securities were recorded separately in shareholders' equity.

For the quarter and three quarters ended September 27, 1998, total comprehensive income was $55.2 million and $294.0 million, respectively, and $70.5 million and $308.4 million, respectively, for the comparable periods in 1997.

NOTE 4  -  DEBT

(In Thousands of Dollars)

                                            Effective
                                             Interest                      Balance At
                                             Rate At      ----------------------------------------------
                                           September 27,  September 27,   December 28,     September 28,
                                               1998           1998           1997              1997
                                           -------------  -------------   ------------     -------------
Commercial paper, net of discount               5.7%       $   955,363     $   29,793       $   319,658
Senior secured bank debt (a)                                                  990,000           990,000
Debentures, net of discount (b)                10.0            198,257        198,133           198,092
Debentures, net of discount (c)                 7.6             94,337         94,261
Notes payable, net of discount (d)              8.5            119,737        159,617           159,573
Notes payable, net of discount (e)              6.8             97,922         97,821
Senior notes, net of discount (f)               6.3             99,280         99,205            99,180
                                                            ----------     ----------       -----------
    Total Debt (g)                              6.7          1,564,896      1,668,830         1,766,503
Less amounts classified as current                             199,101         69,697            39,893
                                                            ----------     ----------       -----------

    Total Long-term Debt                        6.8%        $1,365,795     $1,599,133       $ 1,726,610
                                                            ==========     ==========       ===========


(a) Represents $990 million advance under a $1.2 billion credit agreement with a variable interest rate indexed to Libor plus 27 1/2 basis points. Bank debt was paid off on June 26, 1998 with proceeds from the sale of commercial paper.
(b) Represents $200 million of a 20-year 9 7/8% debenture due in 2009.
(c) Represents $100 million of a  7.15% debenture due in 2027.
(d) Represents $160 million of 8 1/2% notes subject to mandatory pro rata amortization of 25% annually commencing in 1998 through maturity in 2001.
(e) Represents  $100 million of a 6.625% note due in 2007.
(f) Represents  $100 million of 10 year 6.3% senior notes due in 2005.
(g) At September 27, 1998 and September 28, 1997, interest payments of $82.9 million and $41.1 million had been made for the year to date, respectively.


NOTE 5 - INCOME TAX PAYMENTS


Income tax payments for the three quarters ended September 27, 1998 and September 28, 1997, were $209.2 million and $ 155.7 million, respectively.

NOTE 6 - EARNINGS PER SHARE


In 1997, the company adopted FAS 128 -- EARNINGS PER SHARE. The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except share data):


                                            Quarter Ended               Three Quarters Ended            Four Quarters Ended
                                      ----------------------------   ----------------------------   ----------------------------
                                      September 27,  September 28,   September 27,  September 28,   September 27,  September 28,
                                          1998           1997            1998           1997            1998           1997
                                      -------------  -------------   -------------  -------------   -------------  -------------
Income from continuing operations       $ 56,983       $ 73,467        $225,345       $309,875        $311,974       $391,440
                                        ========       ========        ========       ========        ========       ========

Average shares outstanding (basic)        78,670         86,920          79,074         90,120          80,190         91,015
                                        --------       --------        --------       --------        --------       --------

Effect of dilutive securities:
  Convertible preferred stock             17,549         17,549          17,549          8,775          17,549          6,581
  Stock options                            1,527          2,191           1,865          1,812           1,911          1,768
                                        --------       --------        --------       --------        --------       --------
Average shares outstanding (diluted)      97,746        106,660          98,488        100,707          99,650         99,364
                                        --------       --------        --------       --------        --------       --------
Earnings per share from
  continuing operations (basic)         $   0.72       $   0.85        $   2.85       $   3.44        $   3.89       $   4.30
                                        ========       ========        ========       ========        ========       ========
Earnings per share from continuing
  operations (diluted)                  $   0.58       $   0.69        $   2.29       $   3.08        $   3.13       $   3.94
                                        ========       ========        ========       ========        ========       ========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE THIRD QUARTER

THIRD QUARTER 1998 COMPARED WITH THIRD QUARTER 1997 AND THE YEAR-TO-DATE RESULTS ENDED SEPTEMBER 27, 1998 COMPARED WITH THE YEAR-TO-DATE RESULTS ENDED SEPTEMBER 28, 1997

Diluted earnings per share from continuing operations was $.58, up $.12, or 26.1%, from the $.46 reported last year, excluding the $.23 gain on the Boulder newspaper exchange for two newspapers received from the E.W. Scripps Co. Excluding corporate relocation costs, Knight Ridder reported diluted earnings of $.63 per share, up $.17, or 37%, from 1997.

Diluted earnings per share from continuing operations for the first three quarters of 1998 was $1.93, excluding the $.46 per share gain on the sale of the balance of the company's cable investment and the Gary newspaper, and other non-recurring items of $.10 per share. This represents an increase of $.36 per share, or 22.9%, from the $1.57 reported in 1997, excluding the $1.27 gain on the sale of most of the company's cable investment and the $.24 gain on the Boulder newspaper exchange.

These results include operations from four newspapers acquired from The Walt Disney Company in May 1997, two newspapers received in exchange from E. W. Scripps Co. in August 1997 and The Daily Sun in Warner Robins, Ga., acquired in December 1997. They exclude results from the Boulder Daily Camera after August 1997 and for five newspapers (Boca Raton News, Gary Post-Tribune, Long Beach Press-Telegram, Newberry Observer and Milledgeville Union Recorder) sold in December 1997 and February 1998.

Net income from continuing operations in the third quarter, excluding corporate relocation costs, was $61.4 million, up $12.4 million, or 25.4%, from the same period last year, excluding the 1997 gain on the Boulder exchange. For the year to date, net income from continuing operations, exclusive of one-time gains and corporate relocation costs, was $189.7 million, up $32.7 million, or 20.8%, from 1997, on an operating revenue increase of 10.4%.

On a pro forma basis excluding non-recurring items, total operating income in the third quarter was $118.6 million, up $13.0 million, or 12.3%, from the same period a year ago, reflecting a 3.3% increase in total operating revenue and tight cost controls. Total operating income, excluding non-recurring items, rose $4.4 million, or 1.2%, to $370.6 million for the three quarters ended September 27, 1998.

Certain comparisons are provided on a pro forma basis for the former Disney and Scripps newspapers (including their results as if owned since January 1997) and excluding the sold newspapers from both years.

OPERATING REVENUE

Advertising revenue increased 0.2% from the third quarter last year and $161.9 million, or 10.3%, for the year to date. On a pro forma basis excluding sold newspapers (comparable), advertising revenue for the quarter increased 3.1% from last year and 4.4% for the year to date. This reflected improvement in all advertising revenue categories for both the quarter and year to date.

Retail advertising revenue improved by $1.6 million, or 0.6%, from third quarter 1997 and $76.2 million, or 11.1%, from year-to-date 1997. On a comparable basis, retail advertising revenue improved by $10.3 million, or 4.2% for the quarter. Retail revenue benefited from Detroit and Philadelphia, up 12.6% and 8.0%, respectively. In these markets, revenues from large department store advertising were especially strong. Year-to-date retail revenue was up $32.2 million, or 4.4%, from 1997.

Classified advertising revenue decreased $1.2 million, or 0.5%, from the third quarter last year, but increased $68.9 million, or 9.7%, from year-to-date 1997. On a comparable basis, classified advertising revenue for the quarter increased by $5.2 million, or 2.1%. All classified revenue categories were above the prior year, with real estate showing the largest improvement, up 4.3% from 1997.
Year-to-date classified advertising revenue increased $32.1 million, or 4.3%, from 1997, primarily due to the employment category, up $23.3 million, or 6.7%.

General advertising revenue was up $586,000, or 1.0%, from the third quarter last year and $16.7 million, or 9.7%, above year-to-date 1997. On a comparable basis, general advertising revenue for the quarter was up $1.8 million, or 3.2%. General revenue results were mixed across markets, with St. Paul up 56.9% due to airline strike advertising, and Ft. Worth down 25.0% due to non-recurring account campaigns and lower airline spending. Year-to-date general advertising revenue was up $8.6 million, or 4.8%, from the prior year.

Circulation revenue for the quarter was down $4.9 million, or 3.3%, from 1997, but increased $24.9 million, or 6.0%, for the year to date. On a comparable basis, circulation revenue for the quarter was down $1.0 million, or 0.7%, on a 0.9% decrease in the average seven-day circulation, offset in part by a 0.2% increase in average rate. On this same basis, circulation revenue was down $902,000, or 0.2%, for the year to date, on a 0.4% decline in the average rate, offset by a 0.2% increase in the average seven-day circulation.

Other revenue increased by $8.0 million, or 28.4%, from the prior year quarter and $28.0 million, or 37.8%, from year-to-date 1997. On a pro forma basis excluding sold newspapers, other revenue increased by $7.8 million, or 27.6%, for the third quarter, and $19.6 million, or 23.8%, for the year to date. The improvement for the third quarter and year to date was due to greater event marketing, alternate distribution, commercial print and online revenue. The increase in event marketing and commercial print revenue for the third quarter and year to date was primarily due to acquisitions and new business in Philadelphia.

OPERATING COSTS

Labor and employee benefit costs increased $681,000, or 0.2% from the third quarter 1997 and $66.6 million, or 8.0%, for the year to date. On a pro forma basis excluding sold newspapers and corporate relocation and severance costs, labor and employee benefit costs increased $6.2 million, or 2.1% from third quarter 1997. The increase was due to a 2.6% increase in the average wage rate and a 0.2% increase in the workforce, offset in part by a decline in employee benefits costs. On this same basis, year-to-date labor and employee benefit costs were $21.3 million, or 2.5%, higher than 1997, on a 2.6% increase in the average wage rate and a 1.2% increase in the workforce, offset by a decline in employee benefit costs.

Newsprint, ink and supplement costs increased $1.4 million, or 1.1% from third quarter 1997 and $62.5 million, or 18.9%, from year-to-date 1997. On a comparable basis, these costs increased $4.1 million, or 3.3%, on a 1.6% increase in the average newsprint price and an increase in ink and supplements, offset in part by a 0.1% decline in newsprint consumption. On this same basis, the year-to-date costs were up $41.5 million, or 11.8%, on an 8.8% increase in the average newsprint price and 2.5% increase in newsprint consumption.

Other operating costs increased $430,000, or 0.3%, from third quarter 1997 and $55.9 million, or 12.7%, from year-to-date 1997. On a pro forma basis, excluding sold newspapers and corporate relocation costs, these costs for the quarter increased $2.6 million, or 1.6%, mostly as a result of higher circulation promotion costs and the change from non-employee carriers to circulation agents in Detroit, which results in both greater revenue and expense. Other operating costs rose $24.0 million, or 5.1%, from the prior year-to-date, also due to higher circulation promotion and advertising expenses and the changeover to circulation agents in Detroit.

Depreciation and amortization decreased $2.2 million, or 4.5%, from third quarter 1997, but increased $20.9 million, or 17.7%, from year-to-date 1997. On a pro forma basis excluding sold newspapers, these costs decreased $1.8 million, or 3.7% for the quarter, primarily due to the accelerated writedown of equipment in the same period last year in Miami related to the installation of new presses. On this same basis, the year-to-date results increased $2.9 million, or $2.2%, from 1997.

NON-OPERATING ITEMS

Interest expense, net of interest income and interest expense capitalized, decreased $7.1 million from third quarter 1997, but increased $7.6 million for the year to date. The quarter's decrease was due to decreased debt levels and lower interest rates resulting from the second quarter 1998 debt refinancing. The average debt balance for the quarter decreased $258.4 million from the third quarter of last year. The year-to-date increase was due to higher debt levels from the Disney acquisition and share repurchases.

Equity in earnings of unconsolidated companies and joint ventures dropped slightly in the third quarter, due primarily to lower earnings from The Seattle Times and the company's newsprint mill investments, which were affected by lower newsprint prices in the quarter. The year-to-date results were up $8.4 million from the prior year due primarily to the company's newsprint mill investments, which were favorably affected by the increase in the price of newsprint compared to the prior year and the absence of the company's investment in cable, which reported a loss in 1997.

The "Other, net" line of the non-operating section was down $44.4 million from third quarter 1997 and $174.8 million below year-to-date 1997. The quarter decline was due principally to the gain recorded in the prior year on the exchange of the company's Boulder newspaper. The year-to-date decline was primarily due to the January 1997 sale of most of the company's cable investment and the August 1997 Boulder gain, offset by the 1998 sales of the balance of the company's cable investment and the Gary newspaper.

The effective tax rate on continuing operations was 37.3% in the quarter ended September 27, 1998 compared to 41.2% for the comparable quarter in 1997. Excluding one-time gains from the third quarter 1997, the effective tax rate was 40.1%. The effective tax rate on continuing operations for the year to date was 40.0% in 1998 compared to 42.6% in 1997. Excluding non-recurring items from both years, the effective tax rate on continuing operations was 39.9% in 1998 and 42.9% in 1997. The decline from 1997 for the quarter and the year to date was due to favorable audit settlements.

OTHER

On April 28, 1998, the company announced that it would move its corporate headquarters to the Silicon Valley area of California from Miami, Florida. By late September 1998, the move was substantially complete. Costs related to the move will be around $20 million to $25 million, of which $18.6 million was recognized through September 27, 1998. Most of the remaining costs will be recognized in the fourth quarter of 1998.

LIQUIDITY

Net cash provided by operating activities decreased by $156.9 million from $135.1 million in the third quarter of 1997. The decrease was attributed to changes in several working capital components, caused in part by the timing of payments to vendors, decreases in federal and state income taxes and the decrease in the provision for deferred taxes, offset in part by increased earnings, exclusive of one-time gains. Cash and short term cash investments were down $15.5 million from September 28, 1997, and down $139.9 million from year end. Total debt decreased $103.9 million from December 28, 1997 and declined $201.6 million from September 28, 1997. The decline from year end was due to the application of the proceeds from the balance of the company's cable investment, the sale of the Gary newspaper and the sale of Technimetrics, Inc. The decrease from September 28, 1997 was due to the application of the proceeds from the sale of Knight Ridder Information, Inc., Technimetrics, the five newspapers in December 1997 and February 1998, and proceeds from the balance of the company's cable investment, offset in part by the share repurchase program.

Total-debt-to-total-capital ratio was 49.5% compared to 51.8% at year end and 51.1% in September 1997. Approximately $139.6 million in aggregate unused credit lines remained at the end of the quarter. The ratio of current assets to current liabilities was 0.8:1 at September 27, 1998, 1.1:1 at December 28, 1997, and 1.0:1 at September 28, 1997.

During the third quarter, the company purchased approximately 627,000 shares, reflecting the company's belief that the stock price was undervalued due to the weakness in the overall stock market and the company's standing compared to peer companies. In October 1998, the Board of Directors authorized the company to repurchase up to an additional 3,000,000 shares of its stock. The company will carefully consider market opportunities for future share repurchases.

OUTLOOK FOR THE REMAINDER OF THE YEAR

As the company looks ahead to the fourth quarter, we continue to anticipate an overall earnings increase on continuing operations, excluding non-recurring items, of around 20% for the year. Although revenue is not as strong as we had forecast, the cost of newsprint is lower than anticipated due to delays in price increases.

IMPACT OF YEAR 2000

The Year 2000 (Y2K) issue results from computer programs using two digits rather than four to define the applicable year. Company computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure, disruption of operations, and/or a temporary inability to conduct normal business activities.

In the spring of 1997, the company initiated a comprehensive project to address Y2K issues. The Y2K project has been divided into five phases: Scope Definition, Impact Assessment, Conversion, Testing and Implementation.

To implement this project, the company established a Y2K Project Management Office (PMO) to act as a central point of coordination for Y2K activity, chaired by the Vice President and Chief Information Officer who reports directly to the Chief Executive Officer. The PMO team includes executive management and employees with expertise from various disciplines, as well as an outside consultant. At each business unit, a Y2K coordinator has been appointed to direct all local Y2K activities. The Y2K coordinator works closely with the PMO team and local executive management and employees.

The Scope Definition Phase, completed in June 1997, determined that the Y2K project would encompass both Information Technology (IT) and non-IT assets (embedded chip), including: software, microprocessor-based hardware (including embedded chips found in facilities and production environments) and significant suppliers, customers and other relevant third parties.

The Impact Assessment Phase included a comprehensive inventory of both internally developed software and vendor products, as well as microprocessor-based hardware. These inventoried systems were evaluated to determine Y2K issues, if any, and a preliminary assessment regarding replacement or remediation was developed to make these systems Y2K compliant, as necessary. Additionally, a central database repository was developed, which contains each Y2K project prioritized based on the perceived business risk. This phase was completed in November 1997.

Conversion, testing and implementation phases have been ongoing simultaneously since mid-1997. A majority of the company's software is vendor packaged. Depending on the package and Y2K remediation completed by the vendor, a business unit will (1) complete Y2K testing prior to implementation of the package, or
(2) install the software version deemed by the vendor to be Y2K compliant and complete Y2K testing. In either case, when possible, previously created test cases will be run and results will be compared to the baseline results.

For in-house developed systems, regression and other Y2K date testing is done as appropriate after Y2K remediation is complete. Results of regression testing are documented and compared to previous baseline results. Upon successful completion of the test phase, the systems will be implemented in the live production environment (implementation phase). In all material respects, the company expects that the conversion, testing and implementation phases will be completed by June 30, 1999.

Formal communications with all significant suppliers, customers and other relevant third parties has been initiated to determine the extent to which related interfaces with company systems are vulnerable if these third parties fail to remediate their own Y2K issues. There can be no assurance that these third-party systems will be converted on a timely basis. If any of the critical third party systems fail, such failure could have a material adverse impact on operations. However, the company is monitoring vendor compliance and will consider alternatives if vendors cannot meet the company's compliance requirements in a timely manner.

At the present time, the total cost of the Y2K project is estimated to range from $70 million to $80 million, and will be funded through operating cash flows. Approximately 65% of the total will relate to purchased hardware and software, which will be capitalized. The remainder will be expensed as incurred. Expenditures through September 27, 1998 total $19.3 million, of which 70% has been capitalized. In certain cases, an expedited system replacement schedule will also bring enhanced functionality and should serve to reduce future capital requirements. The company believes that the acceleration of certain projects has not resulted in the deferral of other IT projects which would have a material impact on the financial condition and results of operation.

As part of normal business practices, the company maintains site-specific emergency publication plans to be followed during emergency circumstances. Emergency publication plans are being reviewed and updated with Y2K contingency considerations in mind. This effort, plus additional contingency planning activities, will be completed by mid 1999.

Based on a recent assessment of its internal operations, those over which the company has direct control, the company believes that with modifications to existing software and conversions to new software, the Y2K issue will not pose significant operational problems. The remediation or replacement of these systems is well under way. Furthermore, the contingency plan will outline alternatives in the event that any Y2K related situations may occur. However, if such modifications and conversions are not made, or are not completed timely, the Y2K issue could have a material adverse impact on the operations of the company.

FORWARD LOOKING STATEMENTS

Certain statements, including "Outlook For the Remainder of the Year" and "Impact of Year 2000", contained herein are forward looking statements. These are based on management's current knowledge of factors affecting Knight Ridder's business. Actual results could differ materially from those currently anticipated. Investors are cautioned that such forward looking statements involve risk and uncertainty, including, but not limited to, the effects of national and local economies on revenue, negotiations and relations with labor unions, unforeseen changes to newsprint prices and interest rates, the effects of acquisitions and dispositions, and the evolution of the Internet.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports of Form 8-K

         (a)  Exhibits Filed

              No. 27 -     Financial Data Schedule

         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed during the quarter ended September 27, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              KNIGHT-RIDDER, INC.
                                              (Registrant)


Date:  November 10, 1998                   /s/ GARY R. EFFREN
                                              ----------------------------------
                                              Gary R. Effren
                                              Vice President/Controller
                                              (Chief Accounting Officer and Duly
                                              Authorized Officer of Registrant)