Form 10-Q/A
period 1998-09-27
KNIGHT RIDDER INC
filed 1998-11-20
CIK 205520

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                FORM 10-Q/A No. 1
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
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


              50 W. SAN FERNANDO ST. SUITE 1200, SAN JOSE, CA 95113
    -------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  (408)938-7700
   ---------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                     Table of Contents for Form 10-Q/A No. 1

                                                                           Page
                                                                           ----

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited), as amended November 20, 1998, to revise the Consolidated Statement of Cash Flows
             Consolidated Statement of Income                                 3
             Consolidated Balance Sheet                                     4-5
             Consolidated Statement of Cash Flows                             6
             Notes to Consolidated Financial Statements                     7-9

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations (as amended
             November 20, 1998, only to indicate Year 2000
             Readiness Disclosure)                                        10-15


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                  16


SIGNATURE                                                                    17

EXHIBIT                                                                      18

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED, IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
                                                   Quarter Ended             Three Quarters Ended         Four Quarters Ended
                                            ---------------------------   --------------------------- ----------------------------
                                            September 27, September 28,   September 27, September 28, September 27,  September 28,
                                                1998          1997           1998           1997          1998            1997
                                            ------------- -------------   ------------- ------------- -------------  -------------
OPERATING  REVENUE
  Advertising
    Retail                                   $   254,873   $   253,238    $   762,800   $   686,587    $ 1,084,949    $   937,119
    General                                       59,728        59,142        188,765       172,050        262,811        226,590
    Classified                                   257,013       258,236        780,890       711,963      1,016,346        894,352
                                             -----------   -----------    -----------   -----------    -----------    -----------
      Total                                      571,614       570,616      1,732,455     1,570,600      2,364,106      2,058,061
    Circulation                                  145,093       149,989        441,337       416,460        592,634        541,873
    Other                                         36,071        28,099        102,161        74,130        134,808         92,255
                                             -----------   -----------    -----------   -----------    -----------    -----------
      Total Operating Revenue                    752,778       748,704      2,275,953     2,061,190      3,091,548      2,692,189

OPERATING  COSTS
    Labor and employee benefits                  301,027       300,346        895,526       828,934      1,198,819      1,071,372
    Newsprint, ink and supplements               128,064       126,632        392,671       330,205        528,795        433,763
    Other operating costs                        165,741       165,311        497,019       441,077        671,412        562,600
    Depreciation and amortization                 46,317        48,479        138,796       117,892        177,635        150,473
                                             -----------   -----------    -----------   -----------    -----------    -----------

      Total Operating Costs                      641,149       640,768      1,924,012     1,718,108      2,576,661      2,218,208
                                             -----------   -----------    -----------   -----------    -----------    -----------

OPERATING INCOME                                 111,629       107,936        351,941       343,082        514,887        473,981
                                             -----------   -----------    -----------   -----------    -----------    -----------

OTHER INCOME (EXPENSE)
    Interest expense                             (26,030)      (33,763)       (80,866)      (72,420)      (111,108)       (89,257)
    Interest expense capitalized                     776         1,040          3,177         4,189          4,364          6,188
    Interest income                                  225           559          3,108         1,244          5,268          2,873
    Equity in earnings of unconsolidated
      companies and joint ventures                 3,896         4,542         16,731         8,315         19,216         15,992
    Minority interests in earnings of
      consolidated subsidiaries                   (2,507)       (2,785)        (7,537)       (8,182)       (10,858)       (11,502)
    Other, net                                     2,959        47,365         89,119       263,920        107,608        279,567
                                             -----------   -----------    -----------   -----------    -----------    -----------
      Total                                      (20,681)       16,958         23,732       197,066         14,490        203,861
                                             -----------   -----------    -----------   -----------    -----------    -----------

Income before income taxes                        90,948       124,894        375,673       540,148        529,377        677,842
Income taxes                                      33,965        51,427        150,328       230,273        217,403        286,402
                                             -----------   -----------    -----------   -----------    -----------    -----------
Income from continuing operations                 56,983        73,467        225,345       309,875        311,974        391,440
Gain/(adjustment) on sale of discontinued
  BIS operations, net of applicable income
  taxes (benefits) of $ 43,752
  for the three quarters ended 1998;
  $52,117 and $(354) for the four quarters
  ended 1998 and 1997.                                                         60,042                       75,303         (4,646)
Income/(loss) from discontinued
  BIS operations, net of applicable
  income taxes of $362 for the
  quarter ended 1997; $133 and $131 for the
  three quarters ended 1998 and 1997;
  $1,121 and $1,635 for the four
  quarters ended 1998 and 1997.                                    545            184           169          1,265         (1,004)
                                             -----------   -----------    -----------   -----------    -----------    -----------
      Net income                             $    56,983   $    74,012    $   285,571   $   310,044        388,542        385,790
                                             ===========   ===========    ===========   ===========    ===========    ===========
EARNINGS PER SHARE
BASIC:
Income from continuing operations            $      0.72   $      0.85    $      2.85   $      3.44    $      3.89    $      4.30
Gain/(adjustment) on sale
    of discontinued BIS operations, net                                          0.76                         0.94          (0.05)
Income/(loss) from
    discontinued BIS operations, net                                                                          0.02          (0.01)
                                             -----------   -----------    -----------   -----------    -----------    -----------
      Net income                             $      0.72   $      0.85    $      3.61   $      3.44    $      4.85    $      4.24
                                             ===========   ===========    ===========   ===========    ===========    ===========
DILUTED:
Income from continuing operations            $      0.58   $      0.69    $      2.29   $      3.08    $      3.13    $      3.94
Gain/(adjustment) on sale
    of discontinued BIS operations, net                                          0.61                         0.76          (0.05)
Income/(loss) from discontinued BIS
    operations, net                                                                                           0.01          (0.01)
                                             -----------   -----------    -----------   -----------    -----------    -----------
      Net income                             $      0.58   $      0.69    $      2.90   $      3.08    $      3.90    $      3.88
                                             ===========   ===========    ===========   ===========    ===========    ===========

DIVIDENDS DECLARED PER COMMON SHARE          $      0.20   $      0.20    $      0.60   $      0.60    $      0.80    $      0.60(1)
                                             ===========   ===========    ===========   ===========    ===========    ===========
AVERAGE SHARES OUTSTANDING (000s)
    Basic                                         78,670        86,920         79,074        90,120         80,190         91,015
                                             ===========   ===========    ===========   ===========    ===========    ===========

    Diluted                                       97,746       106,660         98,488       100,707         99,650         99,364
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

See "Notes to Consolidated Financial Statements".

CONSOLIDATED BALANCE SHEET
(UNAUDITED, IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                 SEPTEMBER 27,  DECEMBER 28,  SEPTEMBER 28,
                                                                     1998           1997          1997
                                                                 -------------  ------------  -------------
ASSETS
Current Assets
  Cash, including short-term cash investments of $120 in
    1998, $140,210 in December 1997, and $50 in September 1997   $    20,353    $   160,291    $    35,849
  Accounts receivable, net of allowances of $16,146 in 1998,
    $14,963 in December 1997, and $16,744 in September 1997          355,174        374,746        414,323
  Inventories                                                         55,951         50,332         59,029
  Prepaid expense                                                     12,864         15,844         29,906
  Other current assets                                                40,228         39,902         46,268
                                                                 -----------    -----------    -----------
      Total Current Assets                                           484,570        641,115        585,375
                                                                 -----------    -----------    -----------
Investments and Other Assets
  Equity in unconsolidated companies and joint ventures              195,741        197,585        194,516
  Net assets of discontinued BIS operations                                          24,673        346,590
  Other                                                              220,511        172,859        174,341
                                                                 -----------    -----------    -----------
      Total Investments and Other Assets                             416,252        395,117        715,447
                                                                 -----------    -----------    -----------
Property, Plant and Equipment
  Land and improvements                                               94,048         89,375         96,621
  Buildings and improvements                                         456,899        444,952        426,085
  Equipment                                                        1,164,947      1,127,875      1,104,242
  Construction and equipment installations in progress               133,267        111,883        161,553
                                                                 -----------    -----------    -----------
                                                                   1,849,161      1,774,085      1,788,501
  Less accumulated depreciation                                     (777,710)      (727,571)      (751,029)
                                                                 -----------    -----------    -----------
      Net Property, Plant and Equipment                            1,071,451      1,046,514      1,037,472

Excess of Cost Over Net Assets Acquired and Other Intangibles
  Less accumulated amortization of $246,961 in 1998,
    $197,966 in December 1997 and $182,203 in September 1997       2,231,674      2,272,396      2,302,986
                                                                 -----------    -----------    -----------
      Total                                                      $ 4,203,947    $ 4,355,142    $ 4,641,280
                                                                 ===========    ===========    ===========
                                                     4

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

NOTE 5 - INCOME TAX PAYMENTS

Income tax payments for the three quarters ended September 27, 1998 and September 28, 1997, were $209.2 million and $155.7 million, respectively.

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

YEAR 2000 READINESS DISCLOSURE


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

FORWARD LOOKING STATEMENTS


Certain statements, including "Outlook For the Remainder of the Year" and "Year 2000 Readiness Disclosure", contained herein are forward looking statements. These are based on management's current knowledge of factors affecting Knight Ridder's business. Actual results could differ materially from those currently anticipated. Investors are cautioned that such forward looking statements involve risk and uncertainty, including, but not limited to, the effects of national and local economies on revenue, negotiations and relations with labor unions, unforeseen changes to newsprint prices and interest rates, the effects of acquisitions and dispositions, and the evolution of the Internet.

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

                                              KNIGHT-RIDDER, INC.
                                              (Registrant)



Date:  November 20, 1998                   /s/ GARY R. EFFREN
                                              ----------------------------------
                                              Gary R. Effren
                                              Vice President/Controller
                                              (Chief Accounting Officer and Duly
                                              Authorized Officer of Registrant)