Form 10-K
period 1998-12-27
KNIGHT RIDDER INC
filed 1999-03-19
CIK 205520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended DECEMBER 27, 1998    Commission file number 1-7553

                               KNIGHT-RIDDER, INC.
             (Exact name of registrant as specified in its charter)

              Florida                                 38-0723657
   (State or other jurisdiction)        (I.R.S. Employer Identification No.)

                   50 W. SAN FERNANDO ST., SAN JOSE, CA 95113
                    (Address of principal executive offices)

                                 (408) 938-7700
              (Registrant's telephone number, including area code)

                     ONE HERALD PLAZA, MIAMI, FLORIDA 33132
              (Former name, former address and former fiscal year,
                          if changed since last report)

           Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
Common Stock, $.02 1/12 Par Value               New York Stock Exchange
                                                Frankfurt Stock Exchange
                                                Philadelphia Stock Exchange
                                                Chicago Stock Exchange
                                                Boston Stock Exchange
                                                Pacific Exchange
                                                Cincinnati Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      none

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value is computed by reference to the closing price on the NYSE as of March 5, 1999: $3,966,337,367.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: March 5, 1999 - 78,541,334 one class Common Stock, $.02 1/12 Par Value

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of definitive Proxy Statement dated March 29, 1999, in connection with the Annual Meeting of Shareholders to be held on May 12, 1999 are incorporated into Part III.

                      Table of Contents for 1998 Form 10-K
                                                                            Page
                                                                            ----
PART I

 Item 1.    Business                                                          2

 Item 2.    Properties                                                        8

 Item 3.    Legal Proceedings                                                 8

 Item 4.    Submission of Matters to a Vote of Security Holders               9

PART II

 Item 5.    Market for Registrant's Common Equity and
            Related Stockholder Matters                                       9

 Item 6.    Selected Financial Data                                          11

 Item 7.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    15

 Item 7A.   Quantitative and Qualitative Disclosures About Market Risk       29

 Item 8.    Financial Statements and Supplementary Data                      30

 Item 9.    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                           55

PART III

 Item 10.   Directors and Executive Officers of the Registrant               55

 Item 11.   Executive Compensation                                           58

 Item 12.   Security Ownership of Certain Beneficial
            Owners and Management                                            58

 Item 13.   Certain Relationships and Related Transactions                   58

PART IV

 Item 14.   Exhibits, Financial Statement Schedules
            and Reports on Form 8-K                                          59

SIGNATURES                                                                   62

SCHEDULES                                                                    65

EXHIBITS                                                                     65

PART I

Item 1.  BUSINESS

                                   THE COMPANY

Knight-Ridder, Inc., ("Knight Ridder" or the "company") was formed in 1974 by a merger between Knight Newspapers, Inc., and Ridder Publications, Inc.

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

Knight Ridder is a communications company engaged in newspaper publishing, news and information services, electronic retrieval services and graphics and photo services. The company publishes 31 daily newspapers and 21 nondaily newspapers in 28 U.S. markets, reaching 9.2 million readers daily and 13.1 million on Sunday. It maintains 45 associated Web sites under the name Knight Ridder Real Cities.

Knight-Ridder, Inc., incorporated in Florida in 1976, is headquartered in San Jose, California, and employs about 22,000 people.

Recent Developments

In 1998, Knight Ridder moved its headquarters to San Jose, California. Also, in 1998, Knight Ridder sold its remaining Business Information Services subsidiary, Technimetrics, Inc., its global diversified information subsidiary.

                                   NEWSPAPERS

Knight Ridder had 31 daily newspapers and 21 nondaily newspapers at the end of 1998. See Part II, Item 8, "Financial Statements and Supplementary Data", Note A to the consolidated financial statements for segment reporting related information including principal markets and methods of distribution.

Newspaper operating revenue is derived primarily from the sale of newspaper advertising. Due to seasonal factors such as heavier retail selling during the winter and spring holiday seasons, advertising income fluctuates significantly throughout the year. Consecutive quarterly results are not uniform or comparable and are not indicative of the results over an entire year.

Each of Knight Ridder's newspapers is operated on a substantially autonomous basis by local management appointed by corporate headquarters in San Jose. Each newspaper is free to manage its own news coverage, set its own editorial policies and establish most business practices. Basic business policies, however, are set by the corporate staff in San Jose. Editorial services and quality control also are provided by the corporate staff.

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

All of the company's newspapers compete for advertising and readers' time and attention with broadcast, satellite and cable television, the Internet and other computer services, radio, magazines, nondaily suburban newspapers, free shoppers, billboards and direct mail. In some cases, the newspapers also compete with other newspapers published in nearby cities and towns - particularly in Miami, St. Paul and Fort Worth. In Detroit and Fort Wayne, Knight Ridder has joint operating agreements with a second newspaper. The rest of Knight Ridder's newspapers are the only daily and Sunday papers of general circulation published in their communities.

The newspapers rely on local sales operations for local retail and classified advertising. The larger papers are assisted by Newspapers First and by the Newspaper National Network, a sales force created by a group of some 50 major newspapers, in obtaining national or general advertising.

                   Sources of Knight Ridder Operating Revenue

The table below presents the relative percentage contributions by individual papers to the company's overall operating revenue in 1998, 1997 and 1996. The percentage contributions of each paper to operating revenue are not necessarily indicative of contributions to operating profit.

                                            1998         1997         1996
                                            -----        -----        -----
 The Philadelphia Inquirer and
   Philadelphia Daily News                   18.8%        19.0%        21.3%
 The Miami Herald                            10.6         11.4         13.3
 San Jose Mercury News                        9.3         10.4         12.0
 The Kansas City Star(1)                      8.7          6.1          N/A
 Fort Worth Star-Telegram(1)                  7.1          4.9          N/A
 Detroit Free Press(2)                        7.3          7.0          7.7
 The Charlotte Observer                       6.0          6.2          6.9
 Saint Paul Pioneer Press                     4.0          4.1          4.7
 Contra Costa Newspapers                      3.9          3.9          4.4
 Akron Beacon Journal                         3.3          3.6          4.0
 All other                                   21.0         23.4         25.7
                                            -----        -----        -----
                                            100.0%       100.0%       100.0%
                                            -----        -----        -----

(1) The Kansas City Star and Fort Worth Star-Telegram were acquired on May 9, 1997. This table presents their part-year contribution percentage in 1997.
(2) Knight Ridder portion of Detroit Newspapers

                                    Newsprint

Knight Ridder consumed approximately 794,000 metric tons of newsprint in 1998. Approximately 17.3% of the company's total operating expenses during the year was for newsprint. Knight Ridder purchases approximately 60% of its annual consumption from 15 United States mills, with 34% purchased from 18 mills in Canada, and 6% from other offshore sources. Foreign financial markets continue to restrict North American newsprint exports. This, combined with the settlement of the Fletcher Challenge labor strike and the occurrence and subsequent settlement of an Abitibi Consolidated labor strike during 1998, leads management to believe that sources are more than adequate to meet current demands.

Approximately 93% of the newsprint consumed by the company contained some recycled content; the average content of these rolls was 39% recycled fiber. This translates into an overall recycled newsprint average of 36%.

Knight Ridder is a one-third partner with Cox Enterprises and Media General, Inc., in Southeast Paper Manufacturing Co., a newsprint mill in Dublin, Ga. The mill produced 455,000 metric tons in 1998, using more than 591,000 tons of recycled newsprint as the principal raw material and coal as the primary energy source. Knight Ridder also owns a 13.5% equity share of Ponderay Newsprint Company in Usk, Wash., which produced more than 242,000 metric tons in 1998. Knight Ridder's purchases from these two mills were 14% of its annual consumption for 1998, providing an important hedge against volatility.

                                   Technology

Year 2000 Readiness Disclosure: For information regarding the company's preparation of its technology infrastructure for the Year 2000, see Part II,
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", Year 2000 Readiness Disclosure.

Other: We completed the transition of all of our companies to our Shared Services Center to support financial systems and purchasing. Ten newspapers are now serviced by our circulation customer service centers in Miami, Fla. and Columbia, S.C.

The Charlotte Observer and Akron Beacon Journal completed a full conversion to flexographic printing.

Major press replacement projects are under way at The Miami Herald and the Fort Worth Star-Telegram. Additionally, significant renovations to the business and editorial offices in Philadelphia were completed in 1998.

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

Newspaper National Network (NNN), Knight Ridder's second general sales agent, was established in 1994 to focus national selling on behalf of the newspaper industry. It represents all the Knight Ridder newspapers, plus more than 500 others. Like Newspapers First, it makes the purchase of newspaper advertising a "one-stop shopping," "one-order, one-bill" prospect.

Sawyer,   Ferguson   and  Walker,   Inc.,  a  private   company,   sells  sales-
representative services for a number of Knight Ridder's medium to small markets and helps with regional retail advertising sales.

              The Philadelphia Inquirer and Philadelphia Daily News

1998 Revenue was $579.8 million. Philadelphia Newspapers, Inc. (PNI), is publisher of The Philadelphia Inquirer and the Philadelphia Daily News in the eight-county Philadelphia metropolitan market.

Philadelphia Online (www.philly.com), an online service, continued to show growth, moving from 7.8 million page views per month in 1997 to more than 12.6 million per month in 1998.

The Philadelphia Primary Metropolitan Statistical Area (PMSA) population is expected to grow 0.3% between 1998 and 2003, compared with 4.3% for the United States.

In 1998, the PMSA had income per capita 15.1% above the U.S. average; by 2003 it is projected to be 15.8% above.

                        The Miami Herald/El Nuevo Herald

1998 Revenue was $327.2 million. The Miami Herald, winner of 15 Pulitzer Prizes and Florida's largest Sunday newspaper, is sold primarily in Miami-Dade, Broward and Monroe counties. It is also distributed in 29 countries in Latin America and the Caribbean, primarily through its International Satellite edition.

El Nuevo Herald, the Spanish-language newspaper, has, since May 1998, been sold separately from The Miami Herald and is Audit Bureau of Circulation
(ABC)-audited. According to the ABC Publisher's Statement for the last six months of 1998, circulation was 79,205 daily and 91,439 Sunday. Last year, penetration of the two newspapers combined jumped nearly two percentage points both daily and Sunday in Miami-Dade County.

The Herald's Broward County edition was rezoned and revamped. Twice-weekly community sections were increased from three zones to six. The Herald is the largest newspaper in fast-growing southern Broward County.

Online page-views doubled in both English and Spanish. With eight sites up and running, The Herald launched miami.com, a community portal, in partnership with other media and community organizations. Also launched: cars.com, cometothesun.com and newhomenetwork.com.

Three Newsliner offset presses became operational. The final two presses will be installed during 1999.

The Miami-Fort Lauderdale Designated Market Area (DMA) population is expected to grow 6.6% between 1998 and 2003, compared with 4.3% for the United States.

In 1998, the DMA had income per capita 3.7% below the U.S. average; by 2003 it is projected to be 9.4% below.

                              San Jose Mercury News

1998 Revenue was $287.7 million. The Mercury News serves Silicon Valley, which encompasses San Jose - California's third-largest city - and surrounding communities. The region is the world leader in high technology and a leader in exports, ranking second nationally.

Significant weakness in key high-tech business sectors, exacerbated by a sharp drop in exports to Asia, slowed and then reversed the growth of recruitment advertising. Anticipating this decline, the Mercury News has developed new revenue sources over the past few years. 1998 saw the publication of two books (a guide to retirement communities and a new edition of The Guide to Silicon Valley Careers) and the continued growth of several other print and online products. In response to advertiser demand, delivery of advertising to nonsubscribers was switched to direct mail.

Nuevo Mundo, serving the nation's fourth-largest Hispanic market, is 2 years old and growing. The Spanish-language free weekly ended the year with average circulation of 57,870 copies. A second weekly publication, Viet Mercury, was launched in January 1999. Published entirely in Vietnamese, Viet Mercury will serve another major segment of the local population and advertisers wanting to reach it.

Mercury Center (www.mercurycenter.com) continued to grow in content and viewership. Founded in 1993, the Web site averaged more than 1.2 million users per month in 1998. Usage received a boost in May when Mercury Center became a free site. New attractions for advertisers included a database of registered users; major upgrades of recruitment, real estate and automotive areas; and expanded sponsorship opportunities. A technology-focused site, www.siliconvalley.com, was launched in February 1999.

The population of the San Jose Primary Metropolitan Statistical Area (PMSA), which includes only Santa Clara County, is expected to grow 6.9% between 1998 and 2003; the U.S. average is 4.3%.

In 1998, the PMSA had income per capita 48.3% above the U.S. average; by 2003 it is projected to be 51.2% above.

                              The Kansas City Star

1998 Revenue was $270.5 million. The Kansas City Star serves the Kansas City metropolitan area. The Star's primary market area consists of 11 counties in both Kansas and Missouri.

The Star launched a new circulation objective to obtain 300,000 average daily subscribers by the year 2000. The goal is being supported by promotional campaigns, a redesign of the newspaper, expansion of neighborhood news coverage and development of various business ventures.

The Star's award-winning online community site, kansascity.com, and online product, kcstar.com, continue to grow and improve. kcstar.com is a recent recipient of the Newspaper Association of America's Best Online Newspaper award.

The Kansas City Metropolitan Statistical Area (MSA) population is expected to grow 4.2% between 1998 and 2003, compared with 4.3% for the United States.

In 1998, the MSA had income per capita 7.1% above the U.S. average; by 2003 it is projected to be 8.6% above.

                            Fort Worth Star-Telegram

1998  Revenue  was  $220.8  million.  Ad  revenue  was  up  2.8%  in  1998.  The
Star-Telegram is well positioned for growth in the western portion of the Dallas/Fort Worth market, the nation's ninth-largest metropolitan area.

The Star-Telegram continues its zoned approach to local news, advertising and customer service. In eastern Tarrant County, the Star-Telegram launched six different editions of Hometown Star, a weekly micro-zoned tabloid. This was one of many changes that allowed the Arlington Star-Telegram to again grow circulation versus the prior year in the face of aggressive competition. The Star-Telegram continues to meet reader demand for news from around the corner and around the world, as nine out of 10 newspaper readers in Tarrant County read the Star-Telegram each week. In the online area, the Star- Telegram continues to operate its own Internet Service Provider business with approximately 3,500 paid subscribers. Traffic to star-telegram.com grew by more than 40% during 1998.

The Fort Worth/Arlington Primary Metropolitan Statistical Area (PMSA) population has grown 60% since 1980, and is expected to grow 7.1% between 1998 and 2003, compared with 4.3% for the United States.

In 1998, the PMSA had income per capita 5.6% above the U.S. average; by 2003 it is projected to be 6.9% above.

                               Detroit Free Press

1998 Revenue (Knight Ridder's share) was $224.7 million. The Detroit Free Press is the largest newspaper in Michigan. The combined Sunday edition, The Detroit News and Free Press, ranks seventh in circulation in the nation.

The two newspapers are published by Detroit Newspaper Agency (DNA), an agency combining the business operations of the two newspapers. This joint operating agency was formed in 1989. The profits (or losses) are split equally between the two partners, Knight Ridder and Gannett Co. The Free Press is an a.m. paper, the News is p.m. On weekends, they publish combined editions.

Detroit is the nation's sixth-largest market in terms of population and generates approximately $450 million in revenue from its two newspapers.

A union strike, which began in July 1995, was officially ended when the unions surrendered in February 1997. The three companies agreed to place former striking employees on a preferential hiring list. The number of former strikers on that list is currently about 565. The unions continue to pursue unfair labor practice charges through the National Labor Relations Board. See Item 3, Legal Proceedings.

The population of the Detroit Primary Metropolitan Statistical Area (PMSA) is expected to grow nearly 1% between 1998 and 2003, compared with 4.3% for the United States.

In 1998 the PMSA had income per capita 16.2% above the U.S. average; in 2003 it is projected to be 20.7% above.

                             The Charlotte Observer

1998 Revenue was $187.0 million. The Charlotte Observer, the largest-circulation daily in North and South Carolina, is sold primarily in a 15-county region across the two states.

Population in the Charlotte Metropolitan Statistical Area (MSA) is projected to grow 8.3% between 1998 and 2003, compared with the U.S. average of 4.3%.

In 1998, the MSA had per capita income 8.8% above the U.S. average; in 2003 it is projected to be 13.4% above.

Item 2.  PROPERTIES

The company has daily newspaper facilities in 28 markets situated in 17 states. These facilities vary in size from 4,900 square feet at The Monterey County Herald operation in Monterey, Calif., to 2.9 million square feet in Philadelphia. In total, they occupy about 9.6 million square feet. Approximately
2.0 million of the total square footage is leased from others. Virtually all the owned property is owned in fee. The company owns substantially all of its production equipment, although certain office equipment is leased. The company also owns land for future expansion in Columbus and Macon, Ga., and Detroit.

Knight Ridder properties are maintained in good operating condition and are suitable for present and foreseeable operations. During the three years ended Dec. 27, 1998, the company spent approximately $351.5 million for capital additions and improvements to its existing properties.

Item 3.  LEGAL PROCEEDINGS

On July 13, 1995, six unions struck the Detroit Free Press, The Detroit News and the Detroit Newspaper Agency, which operates both newspapers. Subsequently, the unions filed numerous unfair labor practice charges against the newspapers and the Agency. In June 1997, after a lengthy trial, a National Labor Relations Board (NLRB) administrative law judge ruled that the strike was caused by the unfair labor practices of the Agency and The Detroit News and ordered that the Agency and the newspapers reinstate all strikers, displacing permanent replacements if necessary. The Agency and the newspapers appealed the decision to the NLRB.

On August 27, 1998, the NLRB affirmed certain unfair labor practice findings against The Detroit News and the Agency and reversed certain findings of unfair labor practices against the Agency. The Agency and the newspapers filed a motion to reconsider with the NLRB, that was denied on March 4, 1999. The unions filed an appeal to the U.S. Court of Appeals for District of Columbia Circuit. The Agency and the newspapers filed a motion to dismiss the appeal which is scheduled for hearing on March 23, 1999.

Various libel actions and environmental and other legal proceedings that have arisen in the ordinary course of business are pending against the company and its subsidiaries. In the opinion of management, the ultimate liability to the company and its subsidiaries as a result of all legal proceedings, including Detroit, will not be material to its financial position or results of operations, on a consolidated basis.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders of Knight-Ridder, Inc., during the quarter ended December 27, 1998.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

                                    KRI Stock

Knight Ridder common stock is listed on the New York Stock Exchange and the Frankfurt Stock Exchange under the symbol KRI.

The stock is also traded in exchanges in Philadelphia, Chicago, Boston, San Francisco, Los Angeles and Cincinnati and through the Intermarket Trading System. Options are traded on the Philadelphia Exchange.

Knight Ridder stock split two-for-one in 1996. The company's 78.4 million shares outstanding at December 27, 1998, were held in all 50 states by 11,373 shareholders of record.

                          Market Price of Common Stock

The last closing price of the company's common stock prior to the preparation of this report was $50 on Feb. 8, 1999.

The average stock trading volume per day for the years 1998, 1997 and 1996 was 242,129, 271,016 and 181,305, respectively. The following table presents the company's common stock market data:

                                 1998                                1997                            1996
                        ----------------------              --------------------             --------------------
Quarter                 High               Low              High             Low             High             Low
-------                 ----               ---              ----             ---             ----             ---
1st                    57 3/8            50 7/16           42 3/8           37 3/8          36 1/16         29 7/8
2nd                    59 5/8            53 1/8            49               35 3/4          38 7/16         32 11/16
3rd                    57 3/4            44                55 13/16         48 3/4          38              32 7/16
4th                    54 15/16          40 1/2            57 1/8           49 1/8          42              35 3/8

                            Treasury Stock Purchases

The table below is a summary of treasury stock purchases since 1988:

                             Shares              Cost
                           Purchased            (000s)
                           ---------            ------
1998                       4,725,000         $ 255,533
1997                      13,824,300           643,375
1996                       6,219,100           221,768
1995                      11,508,600           319,363
1994                       5,044,600           136,977
1993                       1,500,000            40,693
1992
1991
1990                       5,325,400           129,909
1989                       5,522,200           131,885
1988                       9,099,200           198,279

                                    Dividends

Common stock dividend history and policy appears in Item 6, "11 Year Financial Highlights"; Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations" Quarterly Operations; and Item 8, "Financial Statements and Supplementary Data", Note E to the consolidated financial statements.

Item 6. SELECTED FINANCIAL DATA

11-YEAR FINANCIAL HIGHLIGHTS

The following data were compiled from the consolidated financial statements of Knight Ridder and its subsidiaries. The consolidated financial statements and related notes and discussions for the year ended Dec. 27, 1998 (Items 7 and 8), should be read in order to obtain a better understanding of this data.

                                                       Compound
                                                      Growth Rate
(In thousands, except per                           ----------------          Dec. 27            Dec. 28           Dec. 29
share data and ratios)                              5-Year   10-Year            1998              1997               1996
                                                    ------   -------        -----------        -----------       -----------
SUMMARY OF OPERATIONS
Operating Revenue
  Advertising                                          9.8%      4.5%        $ 2,362,859        $ 2,202,251       $ 1,793,424
  Circulation                                          4.4       4.7             587,529            567,757           501,826
  Other                                               20.0      16.9             141,531            106,777            78,974
                                                                             -----------        -----------       -----------
    Total Operating Revenue                            9.0       4.9           3,091,919          2,876,785         2,374,224
                                                                             -----------        -----------       -----------
Operating Costs
  Labor, newsprint and other operating costs           7.7       4.3           2,399,249          2,214,026         1,920,444
  Depreciation and amortization                       14.3       8.3             188,052            156,731           120,647
                                                                             -----------        -----------       -----------
    Total Operating Costs                              8.1       4.6           2,587,301          2,370,757         2,041,091
                                                                             -----------        -----------       -----------
Operating Income                                      14.1       6.6             504,618            506,028           333,133
  Interest expense                                    19.0       5.4            (105,936)          (102,662)          (73,137)
  Other, net(1)                                      105.4      15.1             109,234            290,486            50,213
  Income taxes, net                                   19.4       8.9            (202,285)          (297,348)         (124,829)
                                                                             -----------        -----------       -----------
Income from continuing operations(1)                  17.4       7.7             305,631            396,504           185,380
Discontinued BIS operations(2)                                                    60,226             16,511            82,493
Discontinued broadcast operations(2)
Cumulative effect of changes in accounting
  principles(3)
                                                                             -----------        -----------       -----------
Net Income(1)                                         19.8       8.9         $   365,857        $   413,015       $   267,873
                                                                             ===========        ===========       ===========
Operating income percentage (profit margin)                                         16.3%              17.6%             14.0%
------------------------------------------------------------------------------------------------------------------------------------
SHARE DATA(4)
Basic weighted-average number of shares                                           78,882             88,475            96,021
Diluted weighted-average number of shares                                         98,176            101,314            97,420
Earnings per share
   Basic:      Continuing operations(1)               25.4      11.5         $      3.87        $      4.48       $      1.93
               Discontinued BIS operations(2)                                       0.77               0.19              0.86
               Discontinued broadcast operations(2)
               Cumulative effect of changes in
                accounting principles(3)
               Net income(1)                          28.0      12.7                4.64               4.67              2.79
   Diluted:    Continuing operations(1)               20.2       9.3         $      3.11        $      3.91       $      1.90
               Discontinued BIS operations(2)                                       0.62               0.17              0.85
               Discontinued broadcast operations(2)
               Cumulative effect of changes
                in accounting principles(3)
               Net income(1)                          22.7      10.5                3.73               4.08              2.75
Dividends declared per common share(5)                 2.7       3.4                0.80               0.80              0.58 1/2
Common stock price:   High                                                            59 5/8             57 1/8            42
                      Low                                                             40 1/2             35 3/4            29 7/8
                      Close                                                           50 13/16           50 3/16           39 1/4
Shareholders' equity per common share                  8.9       8.4         $     17.33        $     15.65       $     12.12
Price/earnings ratio(6)                                                           13.6:1             12.3:1            14.3:1
Adjusted price/earnings ratio(7)                                                  19.3:1             21.8:1            21.6:1
------------------------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
Common stock acquired                                                        $   255,533        $   643,375       $   221,768
Payment of cash dividends                                                         77,152             78,335            74,262
Ratio of earnings to fixed charges(8)                                              5.3:1              7.1:1             4.0:1
At year end
  Total assets                                                               $ 4,257,097        $ 4,355,142       $ 2,860,907
  Long-term debt (excluding current maturities)                                1,329,001          1,599,133           771,335
  Total debt                                                                   1,527,278          1,668,830           821,335
  Shareholders' equity                                                         1,662,731          1,551,673         1,131,508
  Return on average shareholders' equity(9)                                         22.8%              30.8%             23.9%
  Current ratio                                                                    0.8:1              1.1:1             1.0:1
  Total debt/total capital ratio                                                    47.9%              51.8%             42.1%


(In thousands, except per                                Dec. 31          Dec. 25          Dec. 26           Dec. 27
share data and ratios)                                     1995             1994             1993              1992
                                                       -----------      -----------      -----------       -----------
SUMMARY OF OPERATIONS
Operating Revenue
  Advertising                                          $ 1,672,970      $ 1,583,373      $ 1,481,631       $ 1,444,144
  Circulation                                              495,315          484,581          474,420           460,014
  Other                                                     81,897           66,968           56,772            39,932
                                                       -----------      -----------      -----------       -----------
    Total Operating Revenue                              2,250,182        2,134,922        2,012,823         1,944,090
                                                       -----------      -----------      -----------       -----------
Operating Costs
  Labor, newsprint and other operating costs             1,923,179        1,730,158        1,655,138         1,597,983
  Depreciation and amortization                             98,741           96,613           96,233            89,665
                                                       -----------      -----------      -----------       -----------
    Total Operating Costs                                2,021,920        1,826,771        1,751,371         1,687,648
                                                       -----------      -----------      -----------       -----------

Operating Income                                           228,262          308,151          261,452           256,442
  Interest expense                                         (59,512)         (44,216)         (44,403)          (52,358)
  Other, net(1)                                             14,067            1,802            2,987            13,868
  Income taxes, net                                        (72,861)        (106,493)         (83,281)          (82,496)
                                                       -----------      -----------      -----------       -----------
Income from continuing operations(1)                       109,956          159,244          136,755           135,456
Discontinued BIS operations(2)                              57,426           11,656           11,334            10,630
Discontinued broadcast operations(2)
Cumulative effect of changes in accounting
  principles(3)                                             (7,320)                                           (105,200)
                                                       -----------      -----------      -----------       -----------
Net Income(1)                                          $   160,062      $   170,900      $   148,089       $    40,886
                                                       ===========      ===========      ===========       ===========
Operating income percentage (profit margin)                   10.1%            14.4%            13.0%             13.2%
----------------------------------------------------------------------------------------------------------------------------
SHARE DATA(4)
Basic weighted-average number of shares                     99,451          107,888          109,702           108,948
Diluted weighted-average number of shares                  100,196          108,551          110,663           110,356
Earnings per share
   Basic:      Continuing operations(1)                $      1.11      $      1.48      $      1.25       $      1.24
               Discontinued BIS operations(2)                 0.57             0.10             0.10              0.11
               Discontinued broadcast operations(2)
               Cumulative effect of changes in
                 accounting principles(3)                    (0.07)                                              (0.97)
               Net income(1)                                  1.61             1.58             1.35              0.38
   Diluted:    Continuing operations(1)                $      1.10      $      1.47      $      1.24       $      1.22
               Discontinued BIS operations(2)                 0.57             0.10             0.10              0.10
               Discontinued broadcast operations(2)
               Cumulative effect of changes
                 in accounting principles(3)                 (0.07)                                              (0.95)
               Net income(1)                                  1.60             1.57             1.34              0.37
Dividends declared per common share(5)                        0.74             0.73             0.70              0.70
Common stock price:   High                                      33 5/16          30 1/2           32 1/2            32 1/16
                      Low                                       25 1/8           23 1/4           25 5/16           25 3/8
                      Close                                     31 1/4           25 7/16          29 11/16          29 1/16
Shareholders' equity per common share                  $     11.43      $     11.58      $     11.33       $     10.75
Price/earnings ratio(6)                                     19.5:1           16.2:1           22.2:1            78.5:1
Adjusted price/earnings ratio(7)                            28.4:1           17.3:1           23.9:1            23.8:1
------------------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
Common stock acquired                                  $   319,363      $   136,977      $    40,693       $
Payment of cash dividends                                   74,377           77,942           76,787            75,992
Ratio of earnings to fixed charges(8)                        3.2:1            5.2:1            4.4:1             3.8:1
At year end
  Total assets                                         $ 2,966,321      $ 2,409,239      $ 2,399,067       $ 2,431,307
  Long-term debt (excluding current maturities)          1,000,721          411,504          410,388           495,941
  Total debt                                             1,013,850          411,504          451,075           560,245
  Shareholders' equity                                   1,110,970        1,224,654        1,243,169         1,181,812
  Return on average shareholders' equity(9)                   14.3%            13.9%            12.2%             12.0%
  Current ratio                                              1.1:1            1.0:1            1.0:1             1.1:1
  Total debt/total capital ratio                              47.7%            25.2%            26.6%             32.2%

(In thousands, except per                                Dec. 29         Dec. 30           Dec. 31          Dec. 31
share data and ratios)                                    1991             1990              1989             1988
                                                       -----------     -----------       -----------      -----------
SUMMARY OF OPERATIONS
Operating Revenue
  Advertising                                          $ 1,429,661     $ 1,556,932       $ 1,577,449      $ 1,523,030
  Circulation                                              439,029         403,188           385,214          370,898
  Other                                                     35,127          31,981            32,212           29,743
                                                       -----------     -----------       -----------      -----------
    Total Operating Revenue                              1,903,817       1,992,101         1,994,875        1,923,671
                                                       -----------     -----------       -----------      -----------
Operating Costs
  Labor, newsprint and other operating costs             1,593,847       1,617,138         1,593,186        1,571,525
  Depreciation and amortization                             86,896          91,553            91,780           84,657
                                                       -----------     -----------       -----------      -----------
    Total Operating Costs                                1,680,743       1,708,691         1,684,966        1,656,182
                                                       -----------     -----------       -----------      -----------

Operating Income                                           223,074         283,410           309,909          267,489
  Interest expense                                         (68,806)        (71,784)          (84,492)         (62,456)
  Other, net(1)                                             35,832          17,019            57,505           26,732
  Income taxes, net                                        (67,965)        (88,076)         (108,883)         (86,484)
                                                       -----------     -----------       -----------      -----------
Income from continuing operations(1)                       122,135         140,569           174,039          145,281
Discontinued BIS operations(2)                               9,933           8,476             5,797            1,494
Discontinued broadcast operations(2)                                                          67,366            9,608
Cumulative effect of changes in accounting
  principles(3)
                                                       -----------     -----------       -----------      -----------
Net Income(1)                                          $   132,068     $   149,045       $   247,202      $   156,383
                                                       ===========     ===========       ===========      ===========
Operating income percentage (profit margin)                  11.7%           14.2%             15.5%            13.9%
------------------------------------------------------------------------------------------------------------------------------------
SHARE DATA(4)
Basic weighted-average number of shares                    102,586         100,098           103,110          111,842
Diluted weighted-average number of shares                  103,594         101,366           104,878          113,406
Earnings per share
   Basic:      Continuing operations(1)                $      1.19     $      1.40       $      1.69      $      1.30
               Discontinued BIS operations(2)                 0.10            0.09              0.06             0.01
               Discontinued broadcast operations(2)                                             0.65             0.09
               Cumulative effect of changes in
                 accounting principles(3)
               Net income(1)                                  1.29            1.49              2.40             1.40
   Diluted:    Continuing operations(1)                $      1.18     $      1.39       $      1.66      $      1.28
               Discontinued BIS operations(2)                 0.09            0.08              0.06             0.01
               Discontinued broadcast operations(2)                                             0.64             0.09
               Cumulative effect of changes
                 in accounting principles(3)
               Net income(1)                                  1.27            1.47              2.36             1.38
Dividends declared per common share(5)                        0.70            0.67              0.62 1/4         0.57 1/4
Common stock price:   High                                      28 3/4          29                29 3/16          23 7/8
                      Low                                       21 7/8          18 1/2            21 7/16          17 7/8
                      Close                                     25 3/8          22 15/16          29 3/16          22 11/16
Shareholders' equity per common share                  $     10.72     $      9.05       $      8.92      $      7.74
Price/earnings ratio(6)                                     20.0:1          15.6:1            12.4:1           16.4:1
Adjusted price/earnings ratio(7)                            21.5:1          16.5:1            21.2:1           17.7:1
------------------------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
Common stock acquired                                  $              $    129,909       $   131,885      $   198,279
Payment of cash dividends                                   71,087          66,422            63,260           62,990
Ratio of earnings to fixed charges(8)                        2.8:1           3.3:1             3.6:1            3.8:1
At year end
  Total assets                                         $ 2,305,731    $  2,244,919       $ 2,112,184      $ 2,340,576
  Long-term debt (excluding current maturities)            556,797         803,914           660,900          727,043
  Total debt                                               606,840         823,958           712,940        1,037,075
  Shareholders' equity                                   1,148,620         894,913           917,145          821,625
  Return on average shareholders' equity(9)                   12.9%           16.5%             28.4%            18.2%
  Current ratio                                              1.1:1           1.2:1             1.2:1            1.1:1
  Total debt/total capital ratio                              34.6%           47.9%             43.7%            55.8%

(1) Other, net, Income from continuing operations and Net Income include: the gains from the sales of the balance of TKR Cable Company, the newspaper in Gary, Ind., and final sales settlements in 1998; the gains from the sales of the majority of TKR Cable Company and our newspapers in Long Beach, Calif., Boca Raton, Fla., Milledgeville, Ga., and Newberry, S.C., as well as the gain on the Boulder, Colo., exchange in 1997; the gain on Netscape in 1996; and the gain from the sale of the Pasadena Star-News in 1989. Net Income also includes the gains on the sales of Technimetrics in 1998, KRII in 1997, KRF in 1996, and the JoC in 1995.
(2) All years have been  restated to present the Business  Information  Services
    (BIS) Division as discontinued operations. Results of operations of the company's BIS Division (discontinued in 1997) and Broadcast Division (discontinued in 1989) and the gains on the sales of BIS and broadcast assets are presented as "discontinued BIS operations" and "discontinued broadcast operations," respectively.
(3) For 1995, the cumulative effect of change in accounting principle represents an adjustment from the implementation of FAS 116-Accounting for Contributions Received and Contributions Made. For 1992, the cumulative effect of change in accounting principle represents adjustments from the implementation of FAS 109-Accounting for Income Taxes and FAS 106-Accounting for Postretirement Benefits Other than Pensions.
(4) All share data prior to 1996 is restated for the 1996 stock split.
(5) The Board of Directors declared a $.20 per share dividend on Jan. 28, 1997. The quarterly dividend previously paid in January was paid in February.
(6) Price/earnings ratio is computed by dividing closing market price by diluted earnings per share.
(7) Adjusted price/earnings ratio is computed by dividing closing market price by diluted earnings per share from continuing operations. For comparability purposes, diluted earnings per share from continuing operations was adjusted to exclude gains on one-time sales as follows: the gain from the sale of the balance of TKR Cable Company, our newspaper in Gary, Ind., and final sales settlements in 1998; the gains from the sales of the majority of TKR Cable Company, our four newspapers in Long Beach, Calif., Boca Raton, Fla., Milledgeville, Ga., and Newberry, S.C., as well as the gain on the Boulder, Colo., exchange in 1997; the gain on Netscape in 1996; and the gain from the sale of the Pasadena Star-News in 1989.
(8) The ratio of earnings to fixed charges is computed by dividing earnings (as adjusted for fixed charges and undistributed equity income from unconsolidated subsidiaries) by fixed charges for the period. Fixed charges include the interest on debt (before capitalized interest), the interest component of rental expense, and the proportionate share of interest expense on guaranteed debt of certain equity-method investees and on debt of 50%-owned companies.
(9) Return on average shareholders' equity is computed by dividing net income before the cumulative effect of changes in accounting principles in 1995 and 1992, including the results of discontinued operations in 1988 through 1998, by average shareholders' equity. Average shareholders' equity is the average of shareholders' equity on the first day and the last day of the fiscal year.

Item 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CLASSIFIED. Small, locally placed ads listed together and organized by category, such as real estate sales, employment opportunities or automobile sales, and display-type advertisements in these same categories.

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

Knight Ridder is the nation's second largest newspaper publisher in terms of circulation and revenue, with products in print and online. The company publishes 31 daily and 21 nondaily newspapers in 28 U.S. markets, reaching 9.2 million readers daily and 13.1 million on Sunday. It maintains 45 associated Web sites under the name Knight Ridder Real Cities.

In 1998, the gross revenue from these businesses was about $3.1 billion. The company is also involved in other newspaper businesses and newsprint manufacturing through business arrangements, including joint ventures and partnerships.

Newspaper revenue is derived principally from advertising and newspaper copy sales. Advertising revenue currently accounts for about 76% of consolidated revenue. This revenue comes from the three basic categories of advertising - retail, general and classified.

Newspaper advertising volume is categorized as either run-of-press (ROP) or preprint. Volume for ROP advertising is measured in terms of either full-run or part-run advertising linage. By using part-run advertising, advertisers can target their messages to selected market segments.

Circulation revenue results from the sale of newspapers. Circulation of daily and Sunday newspapers currently accounts for 19% of consolidated revenue. It is reported at the net wholesale price for newspapers delivered or sold by independent contractors and at the retail price for newspapers delivered or sold by employees and delivery agents who are paid a fee for delivery of the newspapers.

Other revenue comes from commercial job printing, alternate delivery services, niche and book publications, online services, event marketing, newsprint waste sales, audiotext and other miscellaneous sources.

In 1997, the company announced its intention to sell the remaining Business Information Services (BIS) subsidiaries. This decision resulted in the reclassification of the former BIS segment as discontinued operations. The company fully divested the BIS segment with the sale of Technimetrics, Inc., its global diversified information subsidiary, on April 13, 1998.

                              Results of Operations

SUMMARY OF OPERATIONS. A summary of the company's operations, certain share data and other financial data for the past 11 years is provided in Item 6. Compound growth rates for the past five- and 10-year periods are also included, if applicable. A review of this summary and of the information in Part I, Item 1. "Business" will provide a better understanding of the following discussion and analysis of operating results and of the financial statements as a whole. Item 1 contains financial data for the company's largest newspapers and information regarding the company's properties, technology and the raw materials used in operations.

RESULTS OF OPERATIONS: 1998 VS. 1997

Knight Ridder earned a record $2.78 per diluted share from continuing operations in 1998, up 20.9% from the $2.30 earned in 1997, excluding one-time gains from both years and excluding corporate relocation and newspaper severance costs incurred in 1998. Including these items, diluted earnings per share from continuing operations was $3.11, down $.80, or 20.5%, from the $3.91 reported in 1997.

The $3.11 earned in 1998 includes a $.48 one-time gain from the sales of the balance of the company's jointly owned cable systems, a newspaper in Gary, Ind., and net settlement adjustments on the newspapers sold in 1997. The $3.11 also includes a one-time charge of $.15 for the costs associated with the relocation of the corporate headquarters from Miami to San Jose and other newspaper severance costs recorded in the fourth quarter.

The $3.91 earned in 1997 includes one-time gains of $1.27 on the sale of most of TKR Cable Company, $.24 on the exchange of the Daily Camera in Boulder, Colo., and $.10 on the sale of four newspapers.

Excluding one-time gains from both years and corporate relocation and newspaper severance costs incurred in 1998, net income from continuing operations was $273.3 million, up $40.0 million, or 17.1% from $233.3 million in 1997. Including these items in both years, net income from continuing operations was $305.6 million in 1998, down 22.9%, from $396.5 million in 1997. Net income, including the discontinued BIS operations in both years, was $365.9 million in 1998, down 11.4% from $413.0 million last year.

Operating income in 1998 was $504.6 million, down $1.4 million, or 0.3%, from 1997. Excluding corporate relocation and newspaper severance costs from 1998, operating income was up $22.5 million, or 4.4%, from 1997 on a 7.5% increase in total operating revenue. On a pro forma basis for the former Disney and Scripps newspapers (that is, including full-year results in 1997) but excluding the sold newspapers from 1997 (comparable basis), and corporate relocation and newspaper severance costs from 1998, operating income was about equal to the prior year.

OPERATING REVENUE. Total company revenue of $3.1 billion was up 7.5% from 1997. On a comparable basis, total operating revenue was up 3.7%.

Advertising revenue increased by $160.6 million, or 7.3%, in 1998 to $2.4 billion. On a comparable basis, total advertising revenue improved by 3.8% from 1997 on a full-run ROP linage increase of 1.8%. The following table summarizes the percentage change in revenue and full-run ROP linage from 1997 as reported in our financial statements, as well as results on a comparable basis:

                                                         Pro Forma, Excluding
                                                         Divested Newspapers*
                                                      --------------------------
                                         % Change                    % Change
                           % Change    in Full-Run     % Change     in Full-Run
Advertising Category      in Revenue    ROP Linage    in Revenue     ROP Linage
--------------------      ----------    ----------    ----------     ----------
Retail                        8.0            .9           4.3            .4
General                       6.4           2.5           3.5           3.6
Classified                    6.8           1.1           3.3           3.0
  Total                       7.3           1.1           3.8           1.8

* Including full-year results in 1997 for the former Disney and Scripps newspapers but excluding the sold newspapers

Retail advertising revenue improved by $80.5 million, or 8.0%, from 1997 on a 0.9% increase in full-run ROP linage. On a comparable basis, retail advertising revenue increased 4.3% from 1997. Retail growth was relatively even throughout the year.

General advertising revenue was up $15.7 million, or 6.4%, from 1997 on a 2.5% increase in full-run ROP linage. On a comparable basis, general advertising revenue was up 3.5%.

Classified advertising revenue was up $64.3 million, or 6.8%, from 1997 on a 1.1% increase in full-run ROP linage. On a comparable basis, classified advertising revenue was up 3.3%. The increase was due primarily to help wanted advertising.

Circulation  revenue improved by $19.8 million,  or 3.5%. On a comparable basis,
circulation   revenue  was  essentially   flat,  on  about  flat  average  daily
circulation copy and an average Sunday circulation copy decline of 1.1%.

Other revenue increased $34.8 million, or 32.5%. On a comparable basis, other revenue increased 23.9%, due to increases in event marketing, alternate distribution, online and commercial print revenue. The purchase of two job fair companies in 1998 in Philadelphia added to the growth in event marketing revenue.

OPERATING COSTS. Labor and employee benefits costs were up $68.8 million, or 6.1%. On a comparable basis and excluding corporate relocation and newspaper severance costs from 1998, labor and employee benefits costs were up $27.1 million, or 2.3%, on a 1.0% increase in the work force and an average wage rate increase of 3.0%, offset by a decline in employee benefits costs.

Newsprint, ink and supplements costs increased by $62.8 million, or 13.5%, due to about a 7.0% increase in the average cost per ton of newsprint, and a 5.6% increase in newsprint consumption. On a comparable basis, newsprint consumption increased 1.5%.

Other operating costs increased by $53.6 million, or 8.7%. On a comparable basis and excluding corporate relocation costs in 1998, other operating costs were up $25.1 million, or 3.9%. The increase was due primarily to promotion costs and the changeover to circulation agents in Detroit, which was offset by additional circulation revenue recorded at the retail price for newspapers delivered. Previously, circulation revenue in Detroit was recorded at the net wholesale price.

Depreciation and amortization increased $31.3 million, or 20.0%, due primarily to amortization expense associated with the acquisition of the former Disney and Scripps newspapers and depreciation expense associated with certain major press projects.

NON-OPERATING ITEMS. Net interest expense increased $4.1 million, or 4.4%, from 1997, due to higher debt levels associated with the Disney acquisition and higher interest rates in the earlier part of 1998. The average debt balance for the year increased $153.7 million from 1997.

Equity in earnings of unconsolidated companies and joint ventures increased by $12.5 million, more than double the earnings in 1997, due to improved results from our newsprint mill investments and InfiNet Company, an Internet access provider.

The "Other, net" line of the non-operating section decreased $193.7 million from 1997, due to the gains in 1997 from the sale of the majority of TKR Cable Company, the Boulder exchange and the sale of four newspapers. Results in 1998 included the gains on the sales of the balance of the company's cable systems, the Gary, Ind. newspaper, and final settlements on the 1997 newspaper sales.

INCOME TAXES. The effective income tax rate on continuing operations for 1998 was 39.8%, down from 42.9% in 1997. The effective tax rate was higher than usual in 1997 because of the sale of cable assets, which generated income in states with higher tax rates. Additionally, in 1998 certain tax matters were settled for amounts that were less than those originally recorded.

OTHER.   Net  income  in  1998  includes  an  after-tax  gain  on  the  sale  of
Technimetrics, Inc., of $60.0 million, or $.61 per share (diluted), and income from discontinued BIS operations, net of applicable taxes, of $184,000.

RESULTS OF OPERATIONS: 1997 VS. 1996

Diluted earnings per share from continuing operations was $3.91, up $2.01 from the $1.90 reported in 1996. The $3.91 includes three one-time gains on sales: a $1.27 gain on the sale of the majority of TKR Cable Company, a $.24 gain on the exchange of the Daily Camera in Boulder, Colo., and a $.10 gain on the sale of four newspapers. The $1.90 includes an $.08 gain on the sale of our Netscape Communications Corporation (Netscape) investment, net of adjustments in the carrying value of certain investments. Excluding the one-time gains from 1997 and 1996, earnings per share for 1997 was $2.30, which was up $.48, or 26.4%, from the $1.82 earned in 1996.

Operating income in 1997 was $506.0 million, up $172.9 million, or 51.9%, from 1996. The results include operations from four newspapers acquired from The Walt Disney Company in May 1997 and from two newspapers received in exchange from E.W. Scripps Company for the Boulder, Colo., newspaper in August 1997. They exclude results from the (Boulder) Daily Camera after August 1997 and from the (Long Beach, Calif.) Press-Telegram, Boca Raton (Fla.) News, The (Milledgeville, Ga.) Union-Recorder and suburban Newberry (S.C.) Observer after their dates of sale in December 1997. On a pro forma basis for the former Disney and Scripps newspapers (that is, including full-year results in 1997 and 1996) but excluding the sold newspapers from both 1997 and 1996 (comparable basis), operating income was up $122.9 million, or 30.2%, from 1996. The increase was due to an 8.0% increase in total advertising revenue, offset in part by a 2.7% increase in operating costs.

OPERATING REVENUE. Total company revenue of $2.9 billion was up 21.2% from 1996. On a comparable basis, total operating revenue was up 6.7%.

Newspaper advertising revenue increased by $408.8 million, or 22.8%, in 1997 on a full-run ROP linage increase of 18.0%. On a comparable basis, total advertising revenue improved by 8.0% from 1996 on a full-run ROP linage increase of 6.7%. The following table summarizes the percentage change in revenue and full-run ROP from 1996 as reported in our financial statements, as well as results on a comparable basis:

                                                         Pro Forma, Excluding
                                                         Divested Newspapers*
                                                      -------------------------
                                         % Change                    % Change
                           % Change    in Full-Run     % Change     in Full-Run
Advertising Category      in Revenue    ROP Linage    in Revenue     ROP Linage
--------------------      ----------    ----------    ----------     ----------
Retail                       22.8          19.0           5.7           5.6
General                      23.8          16.7          11.8           8.4
Classified                   22.6          17.3           9.6           7.6
  Total                      22.8          18.0           8.0           6.7

* Including full-year results in 1997 and 1996 for the former Disney and Scripps newspapers but excluding the sold newspapers from both 1997 and 1996

Retail advertising revenue improved by $187.0 million, or 22.8%, from 1996 on a 19.0% increase in full-run ROP linage. On a comparable basis, retail advertising revenue increased 5.7% from 1996, with increases at almost all of our newspapers.

General advertising revenue was up $47.3 million, or 23.8%, from 1996 on a 16.7% increase in full-run ROP linage. On a comparable basis, general advertising revenue was up 11.8%.

Classified advertising revenue was up $174.6 million, or 22.6%, from 1996 on a 17.3% increase in full-run ROP linage. On a comparable basis, classified advertising revenue was up 9.6%. The increase was due primarily to help wanted advertising.

Circulation revenue improved by $65.9 million, or 13.1%. On a comparable basis, circulation revenue increased 0.5% on an average daily circulation copy increase of 1.3%, and an average Sunday circulation copy decrease of 0.9%.

Other revenue increased $27.8 million, or 35.2%, due to increases in commercial print, special publications, alternate distribution and database marketing revenue.

OPERATING COSTS. Labor and employee benefits costs were up $165.2 million, or 17.1%. On a comparable basis, labor and employee benefits costs were up $67.7 million, or 6.2%, on a 2.9% increase in the work force and an average wage rate increase of 4.2%.

Newsprint, ink and supplements costs decreased by $5.9 million, or 1.2%, due to a 20.7% decrease in the average cost per ton of newsprint, mostly offset by a 20.8% increase in newsprint consumption, due to acquisitions, greater ad volume and some increased news linage. On a comparable basis, newsprint consumption was up 6.1%.

Depreciation and amortization increased $36.1 million, or 29.9%, due to amortization expense associated with the acquisition of the former Disney and Scripps newspapers.

Other operating costs increased by $134.3 million, or 27.9%. On a comparable basis, other operating costs were up $71.6 million, or 12.6%. Expenditures for circulation promotion accounted for a large part of the increase.

NON-OPERATING ITEMS. Net interest expense increased $33.6 million, or 55.8%, from 1996, due to higher debt levels associated with the Disney acquisition. The average debt balance for the year increased $437.3 million from 1996, due to the debt assumed with the former Disney newspapers acquisition.

Equity in earnings of unconsolidated companies and joint ventures decreased by $19.1 million, or 63.8%, due to the absence of earnings from our jointly owned cable systems (majority sold in January 1997) and lower income from our newsprint mill investments.

The "Other, net" line of the non-operating section increased $265.7 million over 1996, due to gains on the sale of the majority of TKR Cable Company, the Boulder exchange and the sale of four newspapers in December 1997. The 1996 results included the gain on the sale of the Netscape investment, net of the reduction in the carrying value of certain other investments.

INCOME TAXES. The effective income tax rate on continuing operations for 1997 was 42.9%, up from 40.2% in 1996. The rate increase was largely due to the sale of cable assets, which generated income in states with high tax rates, and additional nondeductible goodwill amortization from the Disney acquisition.

OTHER. Net income in 1997 includes an after-tax gain on the sale of Knight-Ridder Information, Inc., of $15.3 million, or $.15 per share (diluted), and income from discontinued BIS operations, net of applicable taxes, of $1.3 million, or $.02 per share (diluted).

                                  A Look Ahead

Looking ahead, the company expects another year of earnings growth in 1999. Advertising revenue will likely increase between 3% and 4%, with retail strongest and classified advertising revenue weakest. As in 1998, the company believes some markets will do considerably better than this, while others may lag. The company does not expect to pay more for newsprint in 1999 than in 1998.

                         Year 2000 Readiness Disclosures

All Year 2000 statements in this annual report on Form 10-K are Year 2000 Readiness Disclosures under the Year 2000 Information and Readiness Disclosure Act. The Year 2000 (Y2K) issue results from computer programs using two digits rather than four to define the applicable year. Company computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure, disruption of operations, and/or a temporary inability to conduct normal business activities.

In the spring of 1997, the company initiated a comprehensive project to address Y2K issues. The Y2K project was divided into five phases: Scope Definition, Impact Assessment, Conversion, Testing and Implementation.

To implement this project, the company established a Y2K Project Management Office (PMO) to act as a central point of coordination for Y2K activity, chaired by the vice president and chief information officer who reports directly to the chief executive officer. The PMO team includes executive management and employees with expertise from various disciplines. At each business unit, a Y2K coordinator was appointed to direct all local Y2K activities. The Y2K coordinator works closely with the PMO team and local executive management and employees.

The Scope Definition Phase, completed in June 1997, determined that the Y2K project would encompass both Information Technology (IT) and non-IT assets (embedded chips), including: software, microprocessor-based hardware (including embedded chips found in facilities and production environments) and significant suppliers, customers and other relevant third parties.

The Impact Assessment Phase included a comprehensive inventory of both internally developed software and vendor products, as well as microprocessor-based hardware. These inventoried systems were evaluated to determine Y2K issues, if any, and a preliminary assessment regarding replacement or remediation was developed to make these systems Y2K capable, as necessary. Additionally, a central database repository that contains each Y2K project prioritized based on the perceived business risk was developed. This phase was completed in November 1997.

A majority of the company's software is vendor-packaged. Conversion, Testing and Implementation Phases have been ongoing since mid 1997. Business units will complete Y2K testing prior to implementation for all critical systems. When possible, previously created test cases are run and results are compared to the baseline results.

For systems developed in-house, regression and other Y2K date testing is done as appropriate after Y2K remediation is complete. Results of regression testing are documented and compared to previous baseline results. Upon successful completion of the Testing Phase, the systems will be implemented in the live production environment (Implementation Phase). In all material respects, the company expects that the Conversion, Testing and Implementation Phases will be completed by June 30, 1999.

Formal communications were initiated with all significant suppliers, customers and other relevant third parties to determine the extent to which related interfaces with company systems are vulnerable if these third parties fail to remediate their own Y2K issues. There can be no assurance that these third-party systems will be converted on a timely basis. If any of the critical third-party systems fail, such failure could have a material adverse impact on operations. However, the company is monitoring vendor compliance and will consider alternatives if vendors cannot meet the company's compliance requirements by June 30, 1999.

At the present time, the total cost of the Y2K project is estimated to range from $60 million to $70 million and is being funded with operating cash flows. Approximately 65% of the total will relate to purchased hardware and software, which will be capitalized. The remainder is expensed as incurred. Expenditures through Dec. 27, 1998, totaled $30.3 million, of which 70.4% was capitalized. In certain cases, an expedited system-replacement schedule will also bring enhanced functionality and should serve to reduce future capital requirements. The company believes that the acceleration of certain projects has not resulted in the deferral of other IT projects that would have a material adverse impact on the financial condition and results of operation.

As part of normal business practices, the company maintains site-specific emergency publication plans to be followed during emergency circumstances. Emergency publication plans are being reviewed and updated with Y2K contingency considerations in mind. This effort, plus additional contingency planning activities, will be completed by mid 1999.

Based on a recent assessment of its internal operations, those over which the company has direct control, the company believes that with modifications to existing software and conversions to new software, the Y2K issue will not pose significant operational problems. The remediation or replacement of these systems is well under way. Furthermore, the contingency plan will outline alternative solutions in the event that they are required. However, if such modifications and conversions are not made or are not completed in a timely manner, the Y2K issue could have a material adverse impact on the operations of the company.

                           Forward-Looking Statements

Certain statements in this annual report on Form 10-K and the company's annual report to shareholders, are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, that could cause actual results and events to differ materially from those anticipated.

Potential risks and uncertainties that could adversely affect the company's ability to obtain these results include, without limitations, the following factors: (a) increased consolidation among major retailers or other events that may adversely affect business operations of major customers and depress the level of local and national advertising; (b) an economic downturn in some or all of the company's principal newspaper markets that may lead to decreased circulation or decreased local or national advertising; (c) a decline in general newspaper readership patterns as a result of competitive alternative media or other factors; (d) an increase in newsprint costs over the levels anticipated;
(e) labor  disputes which may cause revenue  declines or increased  labor costs;
(f) acquisitions of new businesses or dispositions of existing businesses; (g) increases in interest or financing costs; and (h) rapid technological changes and frequent new product introductions prevalent in electronic publishing, including the evolution of the Internet.

                    Significant Acquisitions And Divestitures

On April 13, 1998, the company closed on the sale of Technimetrics, Inc., to an operating unit of the Thomson Corporation. Technimetrics was a subsidiary that sold global shareholding and business contact information. This sale fully divested the company of the discontinued Business Information Services segment. The proceeds from the sale were $125.0 million and resulted in pretax and after-tax gains of $103.8 million and $60.0 million, respectively.

On March 18, 1998, the company, through its wholly owned subsidiary Knight-Ridder Cablevision, Inc., completed the sale to Tele-Communications, Inc., of its remaining jointly owned cable television systems. On Feb. 2, 1998, the company completed the sale of the Post-Tribune in Gary, Ind., to Hollinger International, Inc. The proceeds from these sales were $95.8 million, consisting of $58.1 million in cash and TCI stock with an aggregate market value of $37.7 million. The pretax and after-tax gains on the sales were $75.3 million and $45.0 million, respectively.

In December 1997, the company closed on the sale of four newspapers, the (Long Beach) Press-Telegram, the Boca Raton News, The (Milledgeville) Union- Recorder and the suburban Newberry (S.C.) Observer. The sale of these four newspapers resulted in an after-tax gain of $10.3 million. The sale also included the transfer to the company of The Daily Sun and The Buyer's Guide, a shopper, in Warner Robins, Ga., and The Byron (Ga.) Gazette, a weekly newspaper, all of which are located in fast-growing suburbs in our Macon newspaper's market.

On Nov. 14, 1997, the company completed the sale of Knight-Ridder Information, Inc., (KRII) to M.A.I.D plc for $420 million. The after-tax gain on the sale of KRII was $15.3 million.

On Aug. 24, 1997, the company exchanged its newspaper in Boulder, Colo., the Daily Camera, for two newspapers in California owned by the E.W. Scripps Company.

On May 9, 1997, the company completed the acquisition of four newspapers indirectly owned by The Walt Disney Company for $1.65 billion: The Kansas City Star, the Fort Worth Star-Telegram, the Belleville (Ill.) News-Democrat and The Times Leader in Wilkes-Barre, Pa.

On Jan. 10, 1997, the company and Tele-Communications, Inc., closed on the sale of the company's interest in nearly all of their jointly owned cable systems. The remaining systems accounted for a small portion of the original investment and were subsequently sold in March 1998 (discussed above). The after-tax gain on the sale of TKR Cable Company was $128.3 million. The sale yielded net after-tax proceeds of $270 million.

On July 26, 1996, the company sold Knight-Ridder Financial (KRF) to Global Financial Information Corporation for $275 million. The after-tax gain on the sale of KRF was $86.3 million.

                            Capital Spending Program

The company's capital spending program includes normal replacements, productivity improvements, capacity increases, building construction and expansion, and printing press equipment. Over the past three years, capital expenditures, excluding the discontinued BIS operations, have totaled $351.5 million for additions and improvements to properties.

Additions to property, plant and equipment increased $25.4 million from 1997 to $132 million, due to major projects and significant Y2K expenditures in 1998. Expenditures in 1998 included $36.3 million for the Miami and Fort Worth press projects. Both the $108.0 million Miami press expansion and the $37.8 million Fort Worth press expansion are expected to be completed in 2000. Additionally, The Charlotte Observer and the Akron Beacon Journal completed a full conversion to flexographic printing. The total project costs were $35 million and $27.2 million, respectively, with combined expenditures of $4.4 million in 1998. All of the aforementioned press projects (except Fort Worth) were replacement projects that significantly improved waste, reliability, speed, print quality, page and color capacity. The Fort Worth project was primarily designed to address page and color capacity issues for existing presses.

Significant renovations to the business and editorial offices in Philadelphia totaling $34.5 million, of which $4.8 million was spent in 1998, were also completed. These renovations significantly improved the working environment for a large number of employees and addressed various infrastructure issues.

Also included in capital expenditures was $7.7 million to replace the Grand Forks production plant and building that were destroyed by a flood and subsequent fire in April 1997. The new facility was completed in 1998, at a total cost of $11.5 million (before insurance recoveries).

Spending is estimated to be lower in 1999, partly due to the acceleration of certain system replacements for Y2K capability in previous years and the completion of several major projects.

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

The following table summarizes the company's quarterly results of operations (in thousands, except per share data):

                                                                                     QUARTER
                                                    ------------------------------------------------------------------------
Description                                             First               Second             Third              Fourth(1)
                                                    ------------        -------------       -----------         ------------
1998 Operating revenue                              $   743,883         $   779,292         $   752,778         $   815,966
     Operating income                                   113,187             127,125             111,629             152,677
     Income from continuing operations                  101,437(a)           66,925(b)           56,983(d)           80,286(e)
     Net gain on sale of BIS operations                                      60,042(c)
     Income from BIS operations, net                        184
     Net income                                         101,621             126,967              56,983              80,286
     Earnings per share(2)
       Basic:   Income from continuing operations          1.27(a)             0.85(b)             0.72(d)             1.03(e)
                Net gain on sale of BIS operations                             0.76(c)
                Income from BIS operations, net
                Net income                                 1.27                1.61                0.72                1.03
       Diluted: Income from continuing operations          1.02(a)             0.68(b)             0.58(d)             0.83(e)
                Net gain on sale of BIS operations                             0.61(c)
                Income from BIS operations, net
                Net income                                 1.02                1.29                0.58                0.83
     Dividends declared per common share                   0.20                0.20                0.20                0.20


1997 Operating revenue (3)                          $   600,830         $   711,656         $   748,704         $   815,595
     Operating income                                    98,169             136,977             107,936             162,946
     Income from continuing operations                  175,458(f)           60,950              73,467(g)           86,629(h)
     Net gain on sale of BIS operations                                                                              15,261(i)
     Income (loss) from BIS operations, net                (726)                350                 545               1,081
     Net income                                         174,732              61,300              74,012             102,971
     Earnings per share(2)
       Basic:   Income from continuing operations          1.88(f)             0.67                0.85(g)             1.04(h)
                Net gain on sale of BIS operations                                                                     0.18(i)
                Income from BIS operations, net                                0.01                                    0.01
                Net income                                 1.88                0.68                0.85                1.23
       Diluted: Income from continuing operations          1.85(f)             0.60                0.69(g)             0.84(h)
                Net gain on sale of BIS operations                                                                     0.15(i)
                Income from BIS operations, net                                0.01                                    0.01
                Net income                                 1.85                0.61                0.69                1.00
     Dividends declared per common share                   0.20                0.20                0.20                0.20


1996 Operating revenue                              $   570,756         $   595,582         $   576,887         $   630,999
     Operating income                                    49,639              78,647              73,948             130,899
     Income from continuing operations                   22,994              41,481              39,340              81,565(k)
     Net gain (adjustment) on sale of BIS operations                                             90,901(j)           (4,646)(j)
     Income (loss) from BIS operations, net                 523                 872              (3,984)             (1,173)
     Net income                                          23,517              42,353             126,257              75,746
     Earnings per share(2)
       Basic:   Income from continuing operations          0.23                0.42                0.41                0.87(k)
                Net gain (adjustment) on sale of
                 BIS operations                                                                    0.96(j)            (0.05)(j)
                Income (loss) from BIS operations,
                  net                                      0.01                0.01               (0.04)              (0.01)
                Net income                                 0.24                0.43                1.33                0.81
       Diluted: Income from continuing operations          0.23                0.42                0.41                0.86(k)
                Net gain (adjustment) on sale of
                 BIS operations                                                                    0.94(j)            (0.05)(j)
                Income (loss) from BIS operations,
                  net                                      0.01                0.01               (0.04)              (0.02)
                Net income                                 0.24                0.43                1.31                0.79
     Dividends declared per common share                   0.18 1/2            0.20                0.20                     (l)

(1) In the fourth quarter of 1998, the company changed the method of accounting used to determine the market-related value of plan assets, effective Dec. 29, 1997. The effect of this change on 1998 results of operations, including the cumulative effect of prior years, was not material. See Item 8, Note F to the consolidated financial statements.
(2) Amounts do not total to the annual earnings per share because each quarter and the year are calculated separately based on average outstanding shares (basic) and average outstanding and equivalent shares (diluted) during the periods.
(3) Certain amounts in 1997 have been reclassified to conform to the 1998 presentation.
(a) Includes the after-tax gain of $45.0 million on the sales of the balance of our jointly owned cable systems with Tele-Communications, Inc., and our newspaper in Gary, Ind. ($.56 per share, basic; $.45 per share, diluted).
(b) Includes after-tax corporate relocation costs, net of settlement adjustments on 1997 newspaper sales totaling $5.1 million, or $(.07) per share, basic; $(.05) per share, diluted. Excluding these items, EPS from continuing operations was $.92 per share basic and $.73 per share diluted.
(c) Gain on the sale of Technimetrics, Inc.
(d) Includes after-tax corporate relocation costs of $4.4 million, or $(.06) per share, basic; $(.05) per share, diluted. Excluding these costs, EPS from continuing operations was $.78 per share basic and $.63 per share diluted.
(e) Includes after-tax corporate relocation costs and other severance costs of $3.2 million, or $(.04) per share, basic; $(.03) per share, diluted. Excluding these costs, EPS from continuing operations was $1.07 per share basic and $.86 per share diluted.
(f) Includes the after-tax gain of $128.3 million on the sale of the majority of TKR Cable Company ($1.38 per share, basic; $1.36 per share, diluted).
(g) Includes the after-tax gain of $24.5 million on the Boulder, Colo., exchange ($.28 per share, basic; $.23 per share, diluted).
(h) Includes the after-tax gain of $10.3 million on the sale of four newspapers ($.12 per share, basic; $.10 per share, diluted).
(i) Gain on the sale of KRII.
(j) Gain (adjustment) on the sale of KRF.
(k) Includes the after-tax gain of $8.1 million on the sale of Netscape, net of adjustments in the carrying value of certain investments ($.09 per share, basic and diluted).
(l) The Board of Directors declared a $.20 per share dividend on Jan. 28, 1997. The quarterly dividend previously paid in January was paid on Feb. 24, 1997, to shareholders of record as of the close of business on Feb. 12, 1997.

                        Financial Position And Liquidity

1998 VS. 1997. The principal change in the company's financial position during 1998 was the application of cash flow from operating activities, net sales proceeds and excess cash towards the repurchase of 4.7 million shares for $255.5 million and the reduction of debt. The sales of Technimetrics, the company's newspaper in Gary, Ind., and the balance of the company's cable systems in the first half of 1998 provided after-tax sales proceeds of $111.9 million.

On June 26, 1998, the $990 million of senior secured bank debt due on Sept. 15, 1999, was paid off with the proceeds from the sale of commercial paper. At year end, the total-debt-to-total-capital ratio was 47.9%, down from 51.8% in 1997. Standard & Poor's, Moody's and Duff & Phelps continue to rate the company's commercial paper A1, P2 and D1, and long-term bonds A, A3 and A, respectively.

Cash and short-term cash investments were $26.8 million at the end of 1998, a $133.5 million decrease from 1997. The cash was used for stock repurchases and to pay down debt. The ratio of current assets to current liabilities was 0.8:1 at year end vs. 1.1:1 at the end of 1997. Average outstanding commercial paper during the year was $457.4 million, with an average effective interest rate of 5.5%. During 1998, the company's revolving credit and term loan agreement, which back up the commercial paper program, increased from $642.3 million to $1.1 billion. At year-end 1998, commercial paper outstanding was $927.2 million and aggregate unused credit lines were $172.8 million. The 364-day revolving credit and term loan portion of the facility matures in June 1999. The company has the option and intention to renew this facility for an additional term through June 2000.

During 1998, net cash provided by operating activities increased $55.0 million to $297.2 million. The increase was attributed to higher net income, exclusive of gains on sales/exchanges of investee/subsidiaries and the net gain on sale of discontinued BIS operations from both years, offset by a reduction in working capital.

The company's operations have historically generated strong positive cash flow, which, along with the company's commercial paper program, revolving credit lines and ability to issue public debt, has provided adequate liquidity to meet the company's short-term and long-term cash requirements, including requirements for working capital and capital expenditures.

1997 VS. 1996. The principal change in the company's financial position during 1997 was the acquisition of four newspapers formerly owned by The Walt Disney Company for $1.65 billion. The transaction was financed through the issuance of $660 million in convertible preferred stock and assumption of $990 million of pre-existing debt.

During 1997, the company authorized a common stock buyback program to repurchase in the open market up to 15 million shares. In 1997, 13.8 million shares were repurchased.

The company utilized proceeds from the sales of the majority of its cable systems in January 1997, its subsidiary Knight-Ridder Information, Inc., in November 1997 and four of its newspapers in December 1997 to fund stock repurchases and reduce debt. In November 1997, the company issued $100 million of notes maturing in 2007 and $100 million of debentures maturing in 2027. The proceeds of the new debt were used to reduce commercial paper borrowings. At year end, the total-debt-to-total-capital ratio increased to 51.8%, up from 42.1% in 1996. Standard & Poor's and Moody's downgraded the company's commercial paper and long-term bonds during 1997. The downgrades resulted from the increased leverage associated with the Disney newspaper acquisition combined with the company's common stock repurchase program. Standard & Poor's and
Moody's commercial paper ratings went from A1+ and P1 to A1 and P2, respectively. Standard & Poor's and Moody's long-term bond ratings went from AA-and A to A and A3, respectively.

During 1997, Duff & Phelps Credit Rating Co. began rating the company's commercial paper and long-term bonds. The commercial paper and long-term bonds were rated D1 and A, respectively.

Average commercial paper outstanding during the year was $286.7 million, with an average effective interest rate of 5.6%. At year-end 1997, commercial paper outstanding was $30.0 million and aggregate unused credit lines were $612.3 million.

During 1997, net cash provided by operating activities increased $7.3 million to $242.2 million. The increase was attributed to higher earnings, operating profits from the former Disney newspapers and other changes in working capital.

Cash and short-term investments were $160.3 million at the end of 1997, a $137.4 million increase from 1996. The increased cash level was to be used for stock repurchases in the first quarter of 1998. The ratio of current assets to current liabilities was 1.1:1 at year end vs. 1.0:1 at the end of 1996.


                               Online Activities

In 1998, the company incurred $22 million of net expense from online activities, excluding investments in minority internet-related companies. These activities are becoming more integrated with traditional advertising sales and we anticipate continued growth in this area.


                            Effect Of Changing Prices

The Consumer Price Index, a widely used measure of the impact of changing prices, has increased only moderately in recent years, up between 2% and 3% each year since 1991. Historically, when inflation was at higher levels, the impact on the company's operations was not significant.

The principal effect of inflation on the company's operating results is to increase costs. Subject to normal competitive conditions, the company generally has demonstrated the ability to raise sales prices to offset these cost increases.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

BORROWINGS. By balancing the mix of variable- versus fixed-rate borrowings, the company manages the interest rate risk of its debt portfolio. Item 8, "Financial Statements and Supplementary Data", Note C to the consolidated financial statements includes information relating to the contractual interest rates and fair value of the individual borrowings within the portfolio. A hypothetical 10% change in interest rates would increase interest expense associated with both fixed- and variable-rate borrowings by $5.0 million. This hypothetical interest rate change would also increase the fair value of the fixed debt by $14.2 million.

NEWSPRINT. The company consumed approximately 794,000 metric tons of newsprint in 1998. It represents 17.3% of the company's 1998 total operating expenses. In
Part I, Item 1, "Business", under the caption "Newsprint", the company has included information outlining its suppliers, and natural hedges the company has in place through its investment in newsprint mills. In Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", under the caption "A Look Ahead", the expected average price of this commodity during 1999 is discussed.

COLLECTIVE BARGAINING AGREEMENTS. Approximately 36% of the Company's 22,000 employees are represented by some 70 local unions and work under multiyear collective bargaining agreements. These agreements are renegotiated in the years in which they expire. During 1999, there will be negotiations to extend collective bargaining agreements with seven unions in some of our major markets. Individual newspapers that are unionized to a greater or lesser degree include those in Akron, Detroit, Duluth, Fort Wayne, Grand Forks, Kansas City,
Lexington,  Monterey,  Philadelphia,  St.  Paul,  State  College,  San  Jose and
Wichita.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Quarterly Operations in Item 7 and Schedule II, Valuation and Qualifying Accounts

CONSOLIDATED BALANCE SHEET

 (In thousands of dollars,                        Dec. 27,        Dec. 28,      Dec. 29,
  except share data)                                1998           1997           1996
                                                 -----------    -----------    ----------
ASSETS
CURRENT ASSETS
  Cash, including short-term cash investments
    of $4,159 in 1998, $140,210 in 1997 and
    $50 in 1996                                  $    26,836    $   160,291    $    22,880
  Accounts receivable, net of allowances of
    $15,738 in 1998, $14,963 in 1997 and
    $12,685 in 1996                                  386,455        374,746        356,079
  Inventories                                         59,109         50,332         42,941
  Prepaid expense                                     14,078         15,844         90,314
  Other current assets                                39,213         39,902         53,513
                                                 -----------    -----------    -----------
      Total Current Assets                           525,691        641,115        565,727
                                                 -----------    -----------    -----------
INVESTMENTS AND OTHER ASSETS
  Equity in unconsolidated companies
     and joint ventures                              201,120        197,585        330,267
  Net assets of discontinued BIS operations                          24,673        352,102
  Other                                              243,586        172,859        132,425
                                                 -----------    -----------    -----------
      Total Investments and Other Assets             444,706        395,117        814,794
                                                 -----------    -----------    -----------
PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                               93,781         89,375         77,526
  Buildings and improvements                         484,367        444,952        387,509
  Equipment                                        1,175,044      1,127,875        994,455
  Construction and equipment installations
    in progress                                       84,559        111,883        110,590
                                                 -----------    -----------    -----------
                                                   1,837,751      1,774,085      1,570,080
  Less accumulated depreciation                     (764,750)      (727,571)      (701,232)
                                                 -----------    -----------    -----------
      Net Property, Plant and Equipment            1,073,001      1,046,514        868,848
                                                 -----------    -----------    -----------
EXCESS OF COST OVER NET ASSETS ACQUIRED AND
 OTHER INTANGIBLES
    Less accumulated amortization of $264,001
    in 1998, $197,966 in 1997 and
    $150,491 in 1996                               2,213,699      2,272,396        611,538
                                                 -----------    -----------    -----------
      Total                                      $ 4,257,097    $ 4,355,142    $ 2,860,907
                                                 ===========    ===========    ===========

See "Notes to Consolidated Financial Statements."

 (In thousands of dollars,                            Dec. 27,       Dec. 28,     Dec. 29,
  except share data)                                    1998           1997         1996
                                                    -----------    -----------   -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                  $   164,558    $   172,021   $   223,962
  Accrued expenses and other liabilities                111,088        131,491       103,730
  Accrued compensation and amounts withheld
    from employees                                      112,827        119,036        96,426
  Federal and state income taxes                                        33,920
  Deferred revenue                                       67,006         72,491        70,452
  Short-term borrowings and
    current portion of long-term debt                   198,277         69,697        50,000
                                                    -----------    -----------   -----------
      Total Current Liabilities                         653,756        598,656       544,570
                                                    -----------    -----------   -----------
NONCURRENT LIABILITIES
  Long-term debt                                      1,329,001      1,599,133       771,335
  Deferred federal and state income taxes               293,015        282,695       142,727
  Postretirement benefits other than pensions           147,118        150,485       158,811
  Employment benefits and  other noncurrent
    liabilities                                         168,974        171,225       109,909
                                                    -----------    -----------   -----------
      Total Noncurrent Liabilities                    1,938,108      2,203,538     1,182,782
                                                    -----------    -----------   -----------
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES           2,502          1,275         2,047
                                                    -----------    -----------   -----------
COMMITMENTS AND CONTINGENCIES (NOTE I)

SHAREHOLDERS' EQUITY
  Preferred stock, $1.00 par value; shares
    authorized - 2,000,000; shares issued -
    1,754,930 in 1998 and 1997, and 0 in 1996             1,755          1,755
  Common stock, $.02 1/12  par value; shares
    authorized - 250,000,000; shares
    issued - 78,374,195 in 1998,
    81,597,631 in 1997 and 93,340,652 in 1996             1,633          1,700         1,945
  Additional capital                                    908,078        911,572       308,320
  Retained earnings                                     735,132        636,646       819,572
  Accumulated other comprehensive income                 18,738                        1,671
  Treasury stock, at cost; 46,667 shares in 1998,
    0 in 1997 and 1996                                   (2,605)
                                                    -----------    -----------   -----------
      Total Shareholders' Equity                      1,662,731      1,551,673     1,131,508
                                                    -----------    -----------   -----------
      Total                                         $ 4,257,097    $ 4,355,142   $ 2,860,907
                                                    ===========    ===========   ===========

CONSOLIDATED STATEMENT OF INCOME

                                                                                        Year Ended
                                                                        -----------------------------------------
                                                                         Dec. 27,        Dec. 28,       Dec. 29,
 (In thousands of dollars, except share data)                              1998           1997           1996
                                                                        -----------    -----------    -----------
OPERATING REVENUE
  Advertising
    Retail                                                              $ 1,089,273    $ 1,008,736    $   821,768
    General                                                                 261,831        246,096        198,797
    Classified                                                            1,011,755        947,419        772,859
                                                                        -----------    -----------    -----------
      Total                                                               2,362,859      2,202,251      1,793,424
  Circulation                                                               587,529        567,757        501,826
  Other                                                                     141,531        106,777         78,974
                                                                        -----------    -----------    -----------
      Total Operating Revenue                                             3,091,919      2,876,785      2,374,224
                                                                        -----------    -----------    -----------
OPERATING COSTS
  Labor and employee benefits                                             1,200,981      1,132,227        967,069
  Newsprint, ink and supplements                                            529,154        466,329        472,207
  Other operating costs                                                     669,114        615,470        481,168
  Depreciation and amortization                                             188,052        156,731        120,647
                                                                        -----------    -----------    -----------
      Total Operating Costs                                               2,587,301      2,370,757      2,041,091
                                                                        -----------    -----------    -----------
OPERATING INCOME                                                            504,618        506,028        333,133
                                                                        -----------    -----------    -----------
OTHER INCOME (EXPENSE)
  Interest expense                                                         (105,936)      (102,662)       (73,137)
  Interest expense capitalized                                                4,516          5,376          6,397
  Interest income                                                             3,416          3,404          6,488
  Equity in earnings of unconsolidated companies and joint ventures          23,309         10,800         29,868
  Minority interests in earnings of consolidated subsidiaries               (10,749)       (11,503)        (9,293)
  Other, net (Note G)                                                        88,742        282,409         16,753
                                                                        -----------    -----------    -----------
      Total                                                                   3,298        187,824        (22,924)
                                                                        -----------    -----------    -----------
Income before income taxes                                                  507,916        693,852        310,209
Income taxes                                                                202,285        297,348        124,829
                                                                        -----------    -----------    -----------
INCOME FROM CONTINUING OPERATIONS                                           305,631        396,504        185,380
Net gain on sale of discontinued  BIS operations,
  net of applicable  income taxes of $43,752 in 1998,
  $8,365 in 1997 and $69,631 in 1996 (Notes B and G)                         60,042         15,261         86,255
Income/(loss) from discontinued BIS operations,
  net of applicable income taxes of $133 in 1998,
  $1,119 in 1997 and $4,305 in 1996 (Notes B and G)                             184          1,250         (3,762)
                                                                        -----------    -----------    -----------
      Net Income                                                        $   365,857    $   413,015    $   267,873
                                                                        ===========    ===========    ===========
EARNINGS PER SHARE
  Basic:
    Income from continuing operations                                   $      3.87    $      4.48    $      1.93
    Net gain on sale of discontinued BIS operations (Note G)                    .76            .17            .90
    Income/(loss) from discontinued BIS operations, net (Note G)                .01            .02           (.04)
                                                                        -----------    -----------    -----------
      Net Income                                                        $      4.64    $      4.67    $      2.79
                                                                        ===========    ===========    ===========
  Diluted:
    Income from continuing operations                                   $      3.11    $      3.91    $      1.90
    Net gain on sale of discontinued BIS operations (Note G)                    .61            .15            .89
    Income/(loss) from discontinued BIS operations, net (Note G)                .01            .02           (.04)
                                                                        -----------    -----------    -----------
      Net Income                                                        $      3.73    $      4.08    $      2.75
                                                                        ===========    ===========    ===========
AVERAGE SHARES OUTSTANDING (000S)
  Basic                                                                      78,882         88,475         96,021
  Diluted                                                                    98,176        101,314         97,420

See "Notes to Consolidated Financial Statements."

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                       Year Ended
                                                                       -----------------------------------------
                                                                         Dec. 27,       Dec. 28,       Dec. 29,
 (In thousands of dollars)                                                1998            1997          1996
                                                                       -----------    -----------    -----------
CASH PROVIDED BY (REQUIRED FOR) OPERATING ACTIVITIES
  Net income                                                           $   365,857    $   413,015    $   267,873
    Noncash items deducted from (included in) income:
      Gains on sales/exchanges of investee/
        subsidiaries (Note G)                                              (75,251)      (283,126)
      Net gain on sale of discontinued BIS operations                      (60,042)       (15,261)       (86,255)
      Depreciation                                                         101,950         94,138         86,976
      Amortization of excess of cost over net assets acquired               66,035         47,475         18,500
      Amortization of other assets                                          20,067         15,118         15,171
      Provision (benefit) for deferred taxes                                (8,444)       (14,750)        40,647
      Provision for bad debts                                               20,854         23,332         19,315
      Earnings of investees in excess of distributions                     (21,856)       (14,658)       (21,293)
      Minority interests in earnings of consolidated subsidiaries           10,749         11,503          9,293
      Other items, net                                                      18,576         38,656         (9,648)
  Change in certain assets and liabilities:
    Accounts receivable                                                    (39,927)       (57,185)       (62,223)
    Inventories                                                             (9,398)          (326)        30,474
    Other current assets                                                     3,296            380       (159,718)
    Accounts payable                                                       (20,299)       (83,969)        86,251
    Federal and state income taxes                                         (52,234)        20,125          9,347
    Other liabilities                                                      (22,782)        47,724         (9,826)
                                                                       -----------    -----------    -----------
       Net Cash Provided by  Operating Activities                          297,151        242,191        234,884
                                                                       -----------    -----------    -----------
CASH PROVIDED BY (REQUIRED FOR) INVESTING ACTIVITIES
  Proceeds from sales of investee/subsidiaries(Note G)                      58,125        181,145
  Proceeds from sale of discontinued BIS operations (Note G)               125,000        416,983        271,859
  Change in net noncurrent assets of discontinued
    BIS operations                                                             520          1,996          4,249
  Proceeds from sales of securities available for sale                       4,319        241,894
  Additions to property, plant and equipment                              (132,025)      (106,614)      (112,896)
  Other items, net                                                         (35,642)        (8,165)        45,142
                                                                       -----------    -----------    -----------
       Net Cash Provided by Investing Activities                            20,297        727,239        208,354
                                                                       -----------    -----------    -----------
CASH PROVIDED BY (REQUIRED FOR) FINANCING ACTIVITIES
  Proceeds from sale of commercial paper, notes payable and
     senior notes payable                                                  914,926        833,600        601,010
  Payment of total debt                                                 (1,057,186)      (976,611)      (793,525)
                                                                       -----------    -----------    -----------
       Net Change in Total Debt                                           (142,260)      (143,011)      (192,515)
  Payment of cash dividends                                                (77,152)       (78,335)       (74,262)
  Sale of common stock to employees                                         44,411         60,029         63,815
  Purchase of treasury stock                                              (255,533)      (643,375)      (221,768)
  Other items, net                                                         (20,369)       (27,327)       (21,640)
                                                                       -----------    -----------    -----------
       Net Cash (Required for) Financing
         Activities                                                       (450,903)      (832,019)      (446,370)
                                                                       -----------    -----------    -----------
       Net Increase (Decrease) in Cash                                    (133,455)       137,411         (3,132)
Cash and short-term cash investments at beginning of the year              160,291         22,880         26,012
                                                                       -----------    -----------    -----------
Cash and short-term cash investments at end of the year                $    26,836    $   160,291    $    22,880
                                                                       ===========    ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION
  Noncash investing activities (Note G)
    Securities received as proceeds on the sale of investee            $    37,678    $   229,163
  Noncash financing activities (Note G)
    Issuance of preferred stock for the acquisition of the
    Disney newspapers
      Preferred stock                                                                       1,755
      Additional capital                                                                  658,245
    Long-term debt assumed on the acquisition of the Disney newspapers                    990,000

See "Notes to Consolidated Financial Statements."


CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                   Preferred         Common      Treasury
(In thousands of  dollars,                                            Shares         Shares        Shares   Preferred     Common
except share data)                                               Outstanding    Outstanding   Outstanding       Stock      Stock
                                                                 -----------    -----------   -----------   ---------    -------
BALANCE AT DEC. 31, 1995                                                  --     97,196,308            --   $      --   $  2,025
  Issuance of common shares under stock option plan                               1,040,938                                   22
  Issuance of common shares under stock purchase plan                               126,808                                    3
  Issuance of treasury shares under stock option plan                                             868,752
  Issuance of treasury shares under stock purchase plan                                           326,946
  Purchase of treasury shares                                                                  (6,219,100)
  Retirement of treasury shares                                                  (5,023,402)    5,023,402                   (105)
  Expenses related to capital transactions
  Tax benefits arising from employee stock plans
  Comprehensive income:
    Net income
    Change in unrealized gains on securities available for sale, net of tax of $29,886

    Comprehensive income

  Cash dividends declared on common stock - $.58 1/2 per share(1)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DEC. 29, 1996                                                  --     93,340,652            --   $      --   $ 1,945
  Issuance of common shares under stock option  plan                                 89,318                                   2
  Issuance of treasury shares under stock option plan                                           1,604,447
  Issuance of treasury shares under stock purchase plan                                           387,514
  Issuance of convertible preferred shares                         1,754,930                                    1,755
  Purchase of treasury shares                                                                 (13,824,300)
  Retirement of treasury shares                                                 (11,832,339)   11,832,339                  (247)
  Tax benefits arising from employee stock plans
  Comprehensive income:
    Net income
    Change in unrealized gains on securities available for sale, net of tax of $1,210

    Comprehensive income

  Cash dividends declared on common stock - $.80 per share
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DEC. 28, 1997                                           1,754,930     81,597,631            --   $   1,755   $ 1,700
  Issuance of common shares  under stock option plan                                369,372                                   7
  Issuance of common shares under stock purchase plan                                81,672                                   2
  Issuance of treasury  shares under stock option plan                                             638,420
  Issuance of treasury shares under stock purchase plan                                            267,927
  Issuance of treasury shares to nonemployee directors                                               3,333
  Issuance of treasury shares                                                                       94,173
  Purchase of treasury shares                                                                   (4,725,000)
  Retirement of treasury shares                                                  (3,674,480)     3,674,480                  (76)
  Tax benefits arising from employee stock plans
  Comprehensive income:
    Net income
    Change in unrealized gains on securities available for sale, net of tax of $12,492

    Comprehensive income

  Cash dividends declared on common stock - $.80 per share
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DEC. 27, 1998                                           1,754,930     78,374,195       (46,667)  $   1,755   $ 1,633
====================================================================================================================================

(1) The Board of Directors declared a $.20 per share dividend on Jan. 28, 1997. The quarterly dividend previously paid in January was paid on Feb. 24, 1997, to shareholders of record as of the close of business on Feb. 12, 1997.
(2) Accumulated other comprehensive income at Dec. 31, 1995, represents unrealized gains on securities available for sale.

See "Notes to Consolidated Financial Statements."

                                                                                              Accumulated
                                                                                                    Other
(In thousands of dollars,                                          Additional     Retained  Comprehensive     Treasury
except share data)                                                    Capital     Earnings         Income        Stock        Total
                                                                   ----------   ----------  -------------    ---------   ----------
BALANCE AT DEC. 31, 1995                                           $ 295,360    $ 770,643   $      42,942(2) $      --   $1,110,970
  Issuance of common shares under stock option plan                   26,589          (11)                                   26,600
  Issuance of common shares under stock purchase plan                  3,724           (1)                                    3,726
  Issuance of treasury shares under stock option plan                 (7,661)                                   30,783       23,122
  Issuance of treasury shares under stock purchase plan               (1,278)                                   11,645       10,367
  Purchase of treasury shares                                                                                 (221,768)    (221,768)
  Retirement of treasury shares                                      (16,586)    (162,649)                     179,340           --
  Expenses related to capital transactions                              (203)                                                  (203)
  Tax benefits arising from employee stock plans                       8,375                                                  8,375
  Comprehensive income:
    Net income                                                                    267,873                                   267,873
    Change in unrealized gains on securities available for sale,
     net of tax of $29,886                                                                        (41,271)                  (41,271)
                                                                                                                         -----------
    Comprehensive income                                                                                                    226,602
                                                                                                                         -----------
  Cash dividends declared on common stock - $.58 1/2 per share(1)                 (56,283)                                  (56,283)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DEC. 29, 1996                                           $ 308,320    $ 819,572   $      1,671     $      --   $1,131,508
  Issuance of common shares under stock option  plan                   2,395                                                  2,397
  Issuance of treasury shares under stock option plan                (28,149)                                   70,785       42,636
  Issuance of treasury shares under stock purchase plan               (2,222)                                   17,218       14,996
  Issuance of convertible preferred shares                           658,245                                                660,000
  Purchase of treasury shares                                                                                 (643,375)    (643,375)
  Retirement of treasury shares                                      (37,519)    (517,606)                     555,372           --
  Tax benefits arising from employee stock plans                      10,502                                                 10,502
  Comprehensive income:
    Net income                                                                    413,015                                   413,015
    Change in unrealized gains on securities available for sale,
     net of tax of $1,210                                                                         (1,671)                    (1,671)
                                                                                                                         -----------
    Comprehensive income                                                                                                    411,344
                                                                                                                         -----------
  Cash dividends declared on common stock - $.80 per share                        (78,335)                                  (78,335)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DEC. 28, 1997                                           $ 911,572    $ 636,646   $         --     $      --   $1,551,673
  Issuance of common shares  under stock option plan                  10,185                                                 10,192
  Issuance of common shares under stock purchase plan                  3,966                                                  3,968
  Issuance of treasury  shares under stock option plan               (14,422)                                   32,797       18,375
  Issuance of treasury shares under stock purchase plan               (1,352)                                   13,228       11,876
  Issuance of treasury shares to nonemployee directors                   (13)                                      186          173
  Issuance of treasury shares                                                                                    5,021        5,021
  Purchase of treasury shares                                                                                 (255,533)    (255,533)
  Retirement of treasury shares                                      (11,401)    (190,219)                     201,696           --
  Tax benefits arising from employee stock plans                       9,543                                                  9,543
  Comprehensive income:
    Net income                                                                    365,857                                   365,857
    Change in unrealized gains on securities available for sale,
      net of tax of $12,492                                                                       18,738                     18,738
                                                                                                                         -----------
    Comprehensive income                                                                                                    384,595
                                                                                                                         -----------
  Cash dividends declared on common stock - $.80 per share                        (77,152)                                  (77,152)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DEC. 27, 1998                                           $908,078     $ 735,132   $    18,738      $  (2,605)  $1,662,731
====================================================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Knight Ridder is the nation's second largest newspaper publisher in terms of circulation and revenue, with products in print and online. The company publishes 31 daily newspapers in 28 U.S. markets, reaching 9.2 million readers daily and 13.1 million on Sunday. It maintains 45 associated Web sites under the name Knight Ridder Real Cities and has investments in two newsprint mills.

The company reports on a fiscal year, ending the last Sunday in the calendar year. Results for 1998, 1997 and 1996 are for the 52 weeks ended Dec. 27, Dec. 28 and Dec. 29, respectively.

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

The investment caption "EQUITY IN UNCONSOLIDATED COMPANIES AND JOINT VENTURES" in the Consolidated Balance Sheet represents the company's equity in the net assets of DNA; the Seattle Times Company and subsidiaries; Newspapers First, a company responsible for the sales and servicing of general, retail and classified advertising accounts for a group of newspapers; Southeast Paper Manufacturing Co. and Ponderay Newsprint Company, two newsprint mill partnerships; InfiNet Company, a joint venture that allows newspapers to offer Internet access to subscribers; Tesserae Information Systems, Inc., a company that produces software used to merge various databases; TKR Cable Company and TKR Cable Partners, cable television joint ventures (all but one of the cable companies jointly owned with Tele-Communications, Inc. [TCI] were sold in January 1997 and the balance was sold in March 1998); Interealty, Inc. (formerly known as PRC Realty Systems, Inc., sold in September 1998), a software system producer for the real estate industry; and Destination Florida, a company that provided online travel information services (ceased operation in 1997).

The company owns 49 1/2% of the voting common stock and 65% of the nonvoting common stock of the SEATTLE TIMES COMPANY, owns 31.1% of the voting stock of NEWSPAPERS FIRST, is a one-third partner in the SOUTHEAST PAPER MANUFACTURING

CO. and owns a 13 1/2% equity share of PONDERAY NEWSPRINT COMPANY. The company owns 33.3% of the voting stock and 50% of the nonvoting Stock of INFINET COMPANY, and owns 33.1% of TESSERAE INFORMATION SYSTEMS, INC.

The investment in unconsolidated companies and joint ventures at Dec. 27, 1998, includes $179.6 million representing the company's share of undistributed earnings (excluding the DNA) accumulated since the investment dates. The company's share of the earnings of the unconsolidated companies (except for the DNA) of $23.3 million in 1998, $10.8 million in 1997 and $29.9 million in 1996 is included in the caption "EQUITY IN EARNINGS OF UNCONSOLIDATED COMPANIES AND JOINT VENTURES" in the Consolidated Statement of Income. Dividends and cash distributions received from the unconsolidated companies and joint ventures (excluding the DNA) were $6.6 million in 1998, $3.1 million in 1997 and $18.6 million in 1996 and were offset against the investment account.

FORT WAYNE NEWSPAPERS, INC., and THE PROFESSIONAL EXCHANGE LLC (a subsidiary of Philadelphia Newspapers, Inc.), are the only consolidated subsidiaries that have a minority ownership interest. The minority shareholders' interest in the net income of these subsidiaries has been reflected as an expense in the Consolidated Statement of Income in the caption "MINORITY INTERESTS IN EARNINGS OF CONSOLIDATED SUBSIDIARIES." Also included in this caption is a contractual minority interest resulting from a JOA that runs through the year 2021 between The Miami Herald Publishing Company and Cox Newspapers, Inc., covering the publication of The Herald and The Miami News, which ceased publication in 1988. The company's liability to the minority interest shareholders is included in the Consolidated Balance Sheet caption, "MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES."

"CASH AND SHORT-TERM CASH INVESTMENTS" includes currency and checks on hand, demand deposits at commercial banks, overnight repurchase agreements of government securities, and investment-grade commercial paper with maturities of 90 days or less. Cash and short-term investments are recorded at cost. Due to the short-term nature of marketable securities, cost approximates market value.

The majority of the company's "ACCOUNTS RECEIVABLE" as of Dec. 27, 1998, Dec. 28, 1997, and Dec. 29, 1996, are from advertisers, newspaper subscribers and information users. Credit is extended based on the evaluation of the customer's financial condition, and generally collateral is not required. Credit losses are provided for in the financial statements and consistently have been within management's expectations.

"INVENTORIES" are priced at the lower of cost (first-in, first-out FIFO method) or market. Most of the inventory is newsprint, ink and other supplies used in printing newspapers.

"OTHER ASSETS" includes investments in companies in which Knight Ridder owns less than a 20% interest. These investments are reviewed for appropriate classification at the time of purchase and re-evaluated as of each balance sheet date. Investments available for sale are carried on the balance sheet at fair market value, with the unrealized gains/losses (net of tax) reported as "ACCUMULATED OTHER COMPREHENSIVE INCOME," a separate component of shareholders' equity. Upon the sale of an investment, the gain/loss is calculated based on the original cost, less the proceeds from the sale. Investments are classified as "held to maturity" when the company has the positive intent and ability to hold the investment to maturity.

"PROPERTY, PLANT AND EQUIPMENT" is recorded at cost, and the provision for depreciation for financial statement purposes is computed principally by the straight-line method over the estimated useful lives of the assets.

"EXCESS OF COST OVER NET ASSETS ACQUIRED AND OTHER INTANGIBLES" includes the unamortized excess of cost over the fair market value on the purchase of at least a 50% interest in a company's net tangible and intangible assets arising from these acquisitions. The excess of cost over net assets acquired and intangible assets from acquisitions accounted for as purchases and occurring subsequent to Oct. 31, 1970, totaled, at Dec. 27, 1998, approximately $2.4 billion, including $400.5 million of identified intangible assets. The excess of cost over net assets acquired is being amortized over a 40-year period on a straight-line basis, unless management concludes that a shorter term is more appropriate. Other intangibles acquired through acquisitions consist of trademarks, subscriber and advertiser lists and mastheads that are being amortized on a straight-line basis over periods ranging from five to 40 years, with a weighted-average life of 25.7 years. If, in the opinion of management, an impairment in value occurs, based on the undiscounted cash flow method, any necessary additional write-downs will be charged to expense.

"DEFERRED REVENUE" arises as a normal part of business from advance subscription payments for newspapers. Revenue is recognized in the period in which it is earned.

"SHORT-TERM BORROWINGS AND CURRENT PORTION OF LONG-TERM DEBT" includes the carrying amounts of commercial paper and other short-term borrowings with original maturities of less than one year, and the portion of long-term debt payable within 12 months and which management does not intend to refinance. The carrying amounts of short-term borrowings approximate fair value. "LONG- TERM
DEBT" represents the carrying amounts of debentures, notes payable and other indebtedness with maturities longer than one year. Fair values, disclosed in Note C, are estimated using discounted cash flow analyses based on the company's current incremental borrowing rates for similar types of borrowing arrangements.

In  1996,  the  company   implemented  FAS  123  -  ACCOUNTING  FOR  STOCK-BASED
COMPENSATION. Under this statement, the company accounts for stock-based compensation plans under the provisions of APB 25 - Accounting for Stock Issued to Employees, and discloses the general and pro forma financial information required by FAS 123. See Note E.

In 1997, the company adopted FAS 128 - EARNINGS PER SHARE (EPS). FAS 128 replaced the calculation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS will typically be higher than primary EPS due to the exclusion of any dilutive effects of options, warrants and convertible securities from the calculation. Diluted EPS is very similar to the previously reported fully diluted EPS. All EPS amounts for all earlier periods presented have been restated to conform to the FAS 128 requirements.

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

In 1997, the company also adopted FAS 129 - DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE. FAS 129 establishes standards for disclosing information about an entity's capital structure. The adoption of this statement did not result in additional required disclosures.

In 1998, the company adopted FAS 130 - REPORTING COMPREHENSIVE INCOME. FAS 130 establishes new rules for the reporting and display of comprehensive income and its components. FAS 130 requires that unrealized gains or losses on the company's available-for-sale securities be included in "ACCUMULATED OTHER COMPREHENSIVE INCOME," a separate component of shareholders' equity. Prior to its adoption, unrealized gains or losses on available-for-sale securities were separately identified as such in shareholders' equity. The adoption of FAS 130 expanded the disclosure provided in the statement of shareholders' equity. See Note H.

FAS 131 - DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION was effective in 1998. The company is a newspaper company with products in print and online. It maintains operations and local management in the markets it serves, including the metropolitan areas of Philadelphia, Pa., Miami, Fla., San Jose, Calif., Kansas City, Mo., Fort Worth, Texas, Detroit, Mich., and Charlotte, N.C. Revenue is earned through the sale of advertising, circulation and related activities. Newspapers are distributed in print through local distribution channels, as well as online through Web sites.

The company conducts business in one operating segment and determined its operating segment based on the individual operations that the chief operating decision maker reviews for purposes of assessing performance and making operating decisions. These individual operations have been aggregated into one segment because the company believes doing so helps users understand the company's performance and assess its prospects. The combined operations have similar economic characteristics and each operation has similar products, services, customers, production processes and distribution methods.

In 1998, the company also adopted FAS 132 - EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS. FAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets and eliminates certain disclosures that are no longer considered useful. See Note F.

In 2000, the company plans to adopt FAS 133 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Based on current circumstances, the company does not believe the effect of adoption will be material.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain amounts in 1997 and 1996 have been reclassified to conform to the 1998 presentation.

B. INCOME TAXES

The company's income tax expense is determined under the liability method, which
requires  adjusting   previously  deferred  taxes  for  changes  in  tax  rates.
Substantially all of the company's earnings are subject to domestic taxation.

Federal, state and local income taxes consist of the following (in thousands):

                                      1998                   1997                  1996
                               -------------------    -------------------    -------------------
                               Current    Deferred    Current    Deferred    Current    Deferred
                               --------   --------    --------   --------    --------   --------
Federal income taxes           $213,161   $ (4,479)   $286,645   $(33,176)   $127,610   $ 28,075
State and local income taxes     39,953     (2,465)     64,519    (11,156)     29,913     13,167
                               --------   --------    --------   --------    --------   --------
  Total                        $253,114   $ (6,944)   $351,164   $(44,332)   $157,523   $ 41,242
                               ========   ========    ========   ========    ========   ========
Provision for:
  Continuing operations .      $210,729   $ (8,444)   $312,098   $(14,750)   $ 84,182   $ 40,647
  Discontinued operations        42,385      1,500      39,066    (29,582)     73,341        595
                               --------   --------    --------   --------    --------   --------
    Total                      $253,114   $ (6,944)   $351,164   $(44,332)   $157,523   $ 41,242
                               ========   ========    ========   ========    ========   ========


Cash payments of income taxes for the years 1998, 1997 and 1996 were $262.7 million, $278.5 million and $147.2 million, respectively. Payments in 1998, 1997 and 1996 include the tax impact resulting from one-time gains. Payments in 1998 included the tax impact from the sale of the balance of our jointly owned cable system, Technimetrics, Inc., and our newspaper in Gary, Ind. Payments in 1997 included the tax impact from the sale of the majority of our cable systems, Knight-Ridder Information, Inc., and the sales/exchanges of our newspapers. Payments in 1996 included the tax impact from the sale of Knight-Ridder Financial.

EFFECTIVE INCOME TAX RATES

The differences between income tax expense for continuing operations shown in the financial statements and the amounts determined by applying the federal statutory rate of 35% in each year are as follows (in thousands):

                                                            1998        1997        1996
                                                         ---------    ---------   ---------
Federal statutory income tax                             $ 177,771    $ 242,848   $ 108,573
State and local income taxes, net of federal benefit        17,033       34,300      13,612
Statutory rate applied to nondeductible amortization
  of the excess of cost over net assets acquired            15,123       13,482       2,781
Other items, net                                            (7,642)       6,718        (137)
                                                         ---------    ---------   ---------
  Total                                                  $ 202,285    $ 297,348   $ 124,829
                                                         =========    =========   =========

The deferred tax asset and liability at the fiscal year end consist of the following components (in thousands):

                                                            1998        1997        1996
                                                         ---------    ---------   ---------
Deferred Tax Asset
Postretirement benefits other than pensions (including
  amounts relating to partnerships in which the
  company participates)                                  $  84,100    $  88,016   $  95,764
Accrued interest                                             7,175        8,165      10,576
Other nondeductible accruals                                60,022       51,651      43,594
                                                         ---------    ---------   ---------
  Gross deferred tax asset                               $ 151,297    $ 147,832   $ 149,934
                                                         =========    =========   =========

Deferred Tax Liability
Depreciation and amortization                            $ 341,618    $ 341,872   $ 196,116
Compensation and benefit accruals                            7,810       15,855       6,802
Equity in partnerships and investees                        51,170       46,845      73,499
Unrealized appreciation in equity securities                12,492                    1,210
Research and experimental expenditures                                               10,964
Other                                                        3,361        4,010      11,066
                                                         ---------    ---------   ---------
  Gross deferred tax liability                           $ 416,451    $ 408,582   $ 299,657
                                                         ---------    ---------   ---------
  Net deferred tax liability                             $ 265,154    $ 260,750   $ 149,723
                                                         =========    =========   =========

The components of deferred taxes included in the Consolidated Balance Sheet are as follows (in thousands):

                                                            1998        1997        1996
                                                         ---------    ---------   ---------
Current asset                                            $  27,861    $  23,445   $  24,296
Noncurrent liability                                       293,015      282,695     142,727
Discontinued BIS operations - net  liability                              1,500      31,292
                                                         ---------    ---------   ---------
  Net deferred tax liability                             $ 265,154    $ 260,750   $ 149,723
                                                         =========    =========   =========

C. DEBT

Debt consisted of the following (in thousands):

                                                                          Dec. 27       Dec. 28      Dec. 29
                                                                            1998          1997        1996
                                                                         ----------   ----------   ----------
Commercial paper due at various dates through June 18, 1999, at an effective interest rate of 5.5% as of Dec. 27, 1998. Amounts are net of unamortized discounts of $9,639 in 1998, $207 in
  1997 and $1,683 in 1996 (a)                                            $  917,533   $   29,793   $  364,817
Senior secured bank debt due on Sept. 15, 1999, advanced under a $1.2 billion credit agreement with a variable interest rate
  indexed to LIBOR plus 27-1/2 basis points(b)                                           990,000
Debentures due on April  15, 2009, bearing interest at 9.875%, net of unamortized discount of $1,701 in 1998, $1,867 in
  1997 and $2,032 in 1996                                                   198,299      198,133      197,968
Debentures due on Nov. 1,  2027, bearing interest at 7.15%,
  net of unamortized discount of $5,614 in 1998 and $5,739 in 1997           94,386       94,261
Notes payable, bearing interest at 8.5%, subject to
  mandatory pro rata amortization of 25% annually commencing
  Sept. 1, 1998, through maturity on Sept. 1, 2001, net of unamortized
  discount of $223 in 1998, $383 in 1997 and $555 in 1996                   119,777      159,617      159,445
Notes payable due on Nov 1, 2007, bearing interest at 6.625%,
  net of unamortized discount of $2,022 in 1998 and $2,179 in 1997           97,978       97,821
Senior notes payable due on Dec. 15, 2005, bearing interest at 6.3%, net of unamortized discount of $695 in 1998, $795 in 1997 and
  $895 in 1996                                                               99,305       99,205       99,105
                                                                         ----------   ----------   ----------
                                                                          1,527,278    1,668,830      821,335
                                                                         ----------   ----------   ----------
Less amounts payable in one year(c)                                         198,277       69,697       50,000
                                                                         ----------   ----------   ----------
    Total long-term debt                                                 $1,329,001   $1,599,133   $  771,335
                                                                         ==========   ==========   ==========

(a) Commercial paper is supported by $1.1 billion of revolving credit and term loan agreements, $500 million of which matures on June 22, 2003, and $600 million of which matures on June 22, 1999. The company has the option and intention to renew the $600 million facility before June 22, 1999, for an additional 364-day term through June 2000.
(b) Senior secured bank debt was collateralized by all personal property assets and four recorded first mortgages of Cypress Media, Inc., a wholly owned subsidiary. Bank debt was paid off on June 26, 1998, with proceeds from the sale of commercial paper.
(c) In 1998, this represents $39.9 million for the 8.5% note payable due on Sept. 1, 1999, and $158.4 million of commercial paper due within the next 12 months and which management does not intend to refinance.

Interest payments during 1998, 1997 and 1996 were $118.4 million, $87.2 million and $70.9 million, respectively.

The following table presents the approximate annual maturities of debt for the years after 1998 (in thousands):

1999                                   $  198,277
2000                                      299,114
2001                                       39,919
2002
2003                                      500,000
2004 and thereafter                       489,968
                                       ----------
  Total                                $1,527,278
                                       ==========

The carrying amounts and fair values of debt as of Dec. 27, 1998, are as follows (in thousands):
                                        Carrying             Fair
                                         Amount              Value
                                       ----------          ----------
Commercial paper                       $  917,533          $  917,533
9.875% Debentures                         198,299             263,309
7.15% Debentures                           94,386             109,940
8.5% Notes payable                        119,777             128,546
6.625% Notes payable                       97,978             106,689
6.3% Senior notes payable                  99,305             103,860
                                       ----------          ----------
  Total                                $1,527,278          $1,629,877
                                       ==========          ==========

D. UNCONSOLIDATED COMPANIES AND JOINT VENTURES

Summary financial information for the company's unconsolidated companies and joint ventures that are accounted for under the equity method is as follows (in thousands):

                                                       1998        1997         1996
                                                   ----------   ----------   ----------
Current assets                                     $  246,940   $  212,939   $  258,037
Property, plant and equipment and other assets      1,260,996    1,158,224    4,076,604
Current liabilities                                   170,856      143,683      287,782
Long-term debt and other  noncurrent liabilities      518,560      394,253    2,893,716
Net sales                                             782,893      806,587    1,417,668
Gross profit                                           90,719       62,426      225,307
Net income                                             56,201       24,428       55,104
Company's share of:
  Net assets                                          201,120      197,585      330,267
  Net income                                           23,309       10,800       29,868

In 1989, the Detroit Free Press and The Detroit News began operating under a joint operating agreement as the Detroit Newspaper Agency (DNA). Balance sheet amounts for the DNA at Dec. 27, 1998, Dec. 28, 1997, and Dec. 29, 1996, are included above, and the net assets contributed to the DNA are included in "Equity in unconsolidated companies and joint ventures" in the Consolidated Balance Sheet.

In January 1997, the company and Tele-Communications, Inc., closed on the sale of the company's interest in all but one of their jointly owned cable systems. The sale of the balance of the cable system was completed in March 1998. See Note G.

E. CAPITAL STOCK

In 1991, shareholders authorized 2 million shares of Series B preferred stock for future issuance (which is convertible into 20 million shares of common stock).

In 1997, the Board of Directors authorized 1,758,242 shares of Series B preferred stock, $1.00 par value per share, and issued 1,754,930 preferred shares in connection with the May 9, 1997, acquisition of four newspapers that were indirectly owned by The Walt Disney Company. Each share of Series B preferred stock is convertible into 10 shares of common stock. If and when dividends and other distributions are declared by the Board of Directors, holders of the Series B preferred stock are entitled to receive the dividends or other distribution paid on the number of shares of the corporation's common stock into which such share of this series is convertible. Each holder of this series is entitled to vote with respect to all matters upon which holders of the corporation's common stock are entitled to vote. The holder of Series B preferred stock has two votes for each preferred share.

Concurrent with the 1996 stock split, the company executed a rights agreement to replace a similar agreement that expired on July 10, 1996. The agreement grants each holder of a common share a right, under certain conditions, to purchase from the company a unit consisting of one one-hundredth of a share of preferred stock, at a price of $150, subject to adjustment. The rights provide that in the event the company is a surviving corporation in a merger, each holder of a right will be entitled to receive, upon exercise, common shares having a value equal to two times the exercise price of the right. In the event the company engages in a merger or other business combination transaction in which the company is not the surviving corporation, the rights agreement provides that proper provision shall be made so that each holder of a right will be entitled to receive, upon the exercise thereof at the then-current exercise price of the right, common stock of the acquiring company having a value equal to two times the exercise price of the right. No rights certificates will be distributed until 10 days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the company's outstanding common stock, or 10 business days following the commencement of a tender offer or exchange offer for 20% or more of the company's outstanding stock. Until such time, the rights are evidenced by the common share certificates of the company. The rights are not exercisable until distributed and will expire on July 10, 2006, unless earlier redeemed or exchanged by the company.

The company has the option to redeem the rights in whole, but not in part, at a price of $.01 per right subject to adjustment. The company's Board of Directors has reserved 1,500,000 preferred shares for issuance upon exercise of the rights.

In 1998 and 1997, the Series B preferred stock, each share of which is convertible into 10 shares of common stock, and shares of common stock issuable upon exercise of stock options are included in the diluted EPS calculation, but excluded from the basic EPS calculation. The 1998 and 1997 diluted EPS calculations include 17,549,300 and 10,968,313 weighted-average shares of Series B convertible preferred stock, respectively, and 1,744,887 and 1,870,340 weighted-average shares of common stock issuable upon exercise of stock options, respectively. In 1996, the only difference between the basic and diluted EPS calculations is the dilutive impact of options that are included in the diluted EPS calculation.

The Employees Stock Purchase Plan provides for the sale of common stock to employees of the company and its subsidiaries at a price equal to 85% of the market value at the end of each purchase period. Participants under the plan received 349,599 shares in 1998, 387,514 shares in 1997 and 453,754 shares in 1996. The purchase price of shares issued in 1998 under this plan ranged between $41.28 and $48.58, and the market value on the purchase dates of such shares ranged from $48.56 to $57.16.

The Employee Stock Option Plan provides for the issuance of nonqualified stock options and incentive stock options. Options are issued at prices not less than market value at date of grant and until March 1994 were exercisable at issue date. Options granted thereafter vest in three equal installments over a three-year period from the date of grant. There is no expiration date for the granting of options, but options must expire no later than 10 years from the date of grant. The option plan provides for the discretionary grant of stock appreciation rights (SARs) in tandem with previously granted options, which allow a holder to receive in cash, stock or combinations thereof the difference between the exercise price and the fair market value of the stock at date of exercise. Shares of common stock relating to options outstanding under this plan are reserved at the date of grant.

Transactions under the Employee Stock Option Plan are summarized as follows:

                                           Number of        Weighted-Average
                                            Shares      Exercise Price Per Share
                                           ---------    ------------------------
Outstanding
  Dec. 31, 1995                            7,647,314        $   27.26
    Exercised                             (1,909,690)           25.95
    Expired                                   (8,650)           29.54
    Forfeited                               (148,579)           28.70
    Granted                                1,324,450            39.25
Outstanding
  Dec. 29, 1996                            6,904,845            29.89
    Exercised                             (1,693,765)           26.54
    Expired                                 (340,341)           29.00
    Forfeited                                (25,873)           32.55
    Granted                                1,412,668            51.65
Outstanding
  Dec. 28, 1997                            6,257,534            35.74
    Exercised                             (1,007,792)           28.35
    Expired                                  (25,230)           33.88
    Forfeited                                (90,224)           55.61
    Granted                                1,481,750            49.72
Outstanding
  Dec. 27, 1998                            6,616,038            39.74

In 1997, the company established the Long-Term Incentive Plan. The plan rewards participants whose leadership helps the company reach levels of total shareholder return, as defined. The plan covers a single three-year performance period from Jan. 1, 1997, through Dec. 31, 1999. Participants received an aggregate initial grant of 347,218 shares of restricted Knight Ridder common stock. Additional grants, net of forfeitures, resulted in restricted shares outstanding of 314,925 and 322,286 at Dec. 27, 1998 and Dec. 28, 1997,
respectively. The grants of common stock are restricted, as the vesting of these shares is triggered upon the occurrence of certain performance goals.

In 1997, the company established the Compensation Plan for Nonemployee Directors. The purpose of the plan is to attract and retain the services of qualified individuals who are not employees of the company to serve as members of the Board of Directors. Part of the compensation plan includes the issuance of stock options. Options vest in three equal installments over a three-year period and expire no later than 10 years from the date of grant. In 1997, 200,000 shares were authorized for issuance as options under the plan.
Participants were granted 24,000 and 26,000 options in 1998 and 1997, respectively. In addition, 3,333 shares were awarded under the plan as retainer payments to nonemployee directors in 1998.

Proceeds from the issuance of shares under these plans are included in shareholders' equity and do not affect income.

At Dec. 27, 1998, shares of the company's authorized but unissued common stock were reserved and available for issuance as follows:

                                                                         Shares
                                                                      ---------
Employee Stock Option Plan                                              810,465
Employees Stock Purchase Plan                                         1,071,507
Nonemployee Directors Plan                                              146,667
                                                                     ----------
  Total                                                               2,028,639
                                                                     ==========

As required by FAS 123, pro forma information regarding net income and earnings per share has been determined as if the company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free rates of 4.7%, 5.7% and 6.1%; dividend yields of 1.6%, 1.6% and 2.0%; volatility factors of the expected market price of the company's common stock of 0.17, 0.14 and 0.16; and a weighted-average expected life of the option of 6.4, 6.4 and 6.5 years. The weighted-average fair values of the stock options for 1998, 1997 and 1996 were $11.58, $12.44 and $9.65, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the company's stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. In addition, the 15% discount in market value under the Employees Stock Purchase Plan is treated as compensation expense for pro forma purposes. The company's 1998, 1997 and 1996 pro forma information follows (in thousands, except for earnings per share information):

                                    1998          1997          1996
                                -----------   -----------   -----------
Net income                      $   356,777   $   407,274   $   264,600
Basic earnings per share               4.52          4.60          2.76
Diluted earnings per share             3.63          4.02          2.72

The pro forma effect on net income is not necessarily representative of the effect in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

The exercise price of options outstanding at Dec. 27, 1998, ranged between $22.66 and $57.53. The weighted-average remaining contractual life of those options for 1998, 1997 and 1996 is 7.3, 6.9 and 6.4 years, respectively. The weighted-average exercise price of those options for 1998, 1997 and 1996 is $39.82, $35.77 and $29.96, respectively. 3,882,661, 3,643,950 and 4,305,845 options were exercisable at the end of 1998, 1997 and 1996, respectively.

F. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

A summary of the components of net periodic benefit cost for the defined benefit plans and postretirement benefit plans (other benefits) is presented here, along with the total amounts charged to pension expense for multi-employer union defined benefit plans, defined contribution plans and other agreements (in thousands):

                                                Pension Benefits                    Other Benefits
                                         --------------------------------    --------------------------------
                                           1998        1997        1996        1998        1997        1996
                                         --------    --------    --------    --------    --------    --------
Defined benefit plans:
  Service cost                           $ 41,994    $ 30,116    $ 28,562    $  3,390    $  3,524    $  3,769
  Interest cost                            67,864      61,458      56,698      10,380      10,988      11,229
  Expected return on plan assets          (89,264)    (75,151)    (65,342)       (778)       (753)
  Recognized net actuarial (gain) loss     (1,095)         57         749        (829)       (324)       (324)
  Amortization of prior service cost        6,418       5,990       6,268      (4,649)     (4,508)     (4,276)
  Amortization of transition
    (asset) obligation                     (3,999)     (4,516)     (4,645)
                                         --------    --------    --------    --------    --------    --------
    Net                                    21,918      17,954      22,290       7,514       8,927      10,398
Multi-employer union plans                 11,731      11,125       9,157
Defined contribution plans                 11,681      10,742       9,022
Other                                       1,695       1,968       1,412
                                         --------    --------    --------    --------    --------    --------
  Net periodic benefit cost              $ 47,025    $ 41,789    $ 41,881    $  7,514    $  8,927    $ 10,398
                                         ========    ========    ========    ========    ========    ========

Service cost in 1998 included approximately $7.0 million related to accelerating the retirement of certain employees.

Weighted-average assumptions used each year in accounting for defined benefit plans and postretirement benefits were:

                                               Pension Benefits      Other Benefits
                                              ------------------   ------------------
                                              1998   1997   1996   1998   1997   1996
                                              ----   ----   ----   ----   ----   ----
Discount rate as of year end                  6.8%   7.0%   7.5%   6.8%   7.0%   7.5%
Return on plan assets                         8.8    8.5    8.5    6.5    6.5    6.5
Rate of compensation increase                 4.5    4.5    4.5    4.5    4.5    4.5
Medical trend rate:
  Projected                                                        7.0    8.0    9.0
  Reducing to this percentage in 2001 and
    thereafter                                                     5.5    5.5    5.5

The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

                                   1-Percentage-         1-Percentage-
                                   Point Increase        Point Decrease
                                   --------------        --------------
Effect on total of service
  and interest cost
  components in 1998                  $   607               $  (517)
Effect on postretirement
  benefit obligation as of
  12/27/98                            $ 4,507               $(3,957)

The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheet for the company's benefit plans (excluding liabilities of the DNA that are reported net in the Consolidated Balance Sheet under the caption "Equity in unconsolidated companies and joint ventures") (in thousands):

                                                         Pension Benefits                           Other Benefits
                                           -----------------------------------------    -----------------------------------------
                                               1998          1997           1996           1998            1997          1996
                                           -----------    -----------    -----------    -----------    -----------    -----------
Change in Benefit Obligation
Benefit obligation at beginning of year   $    955,332    $   796,879    $   772,964    $   132,618    $   121,488    $   142,571
Service cost                                    38,230         27,423         27,914          2,266          2,316          2,410
Interest cost                                   67,864         61,458         56,698          7,114          7,987          8,296
Plan participants' contributions                                                              1,216          1,653          1,435
Amendments                                       5,666          4,483         13,299           (868)                       (8,599)
Actuarial (gains) losses                        35,582         57,444        (51,397)       (11,788)         2,695        (14,825)
Net acquisitions (divestitures)                                51,384         17,225                         6,931           (304)
Benefits paid                                  (48,775)       (43,739)       (39,824)        (9,329)       (10,452)        (9,496)
                                           -----------    -----------    -----------    -----------    -----------    -----------
Benefit obligation at end of year          $ 1,053,899    $   955,332    $   796,879    $   121,229    $   132,618    $   121,488
                                           -----------    -----------    -----------    -----------    -----------    -----------
Change In Plan Assets
Fair value of plan assets
  at beginning of year                     $ 1,058,759    $   859,911    $   772,494    $    12,386    $    12,400    $        --
Actual return on plan assets                   130,259        173,445        106,651            916            843
Acquisitions                                                   59,495         12,124
Company contributions                            8,930          9,647          8,466          7,512          7,942         20,461
Plan participants' contributions                                                              1,216          1,653          1,435
Benefits paid                                  (48,775)       (43,739)       (39,824)        (9,329)       (10,452)        (9,496)
                                           -----------    -----------    -----------    -----------    -----------    -----------
Fair value of plan assets at end of year   $ 1,149,173    $ 1,058,759    $   859,911    $    12,701    $    12,386    $    12,400
                                           -----------    -----------    -----------    -----------    -----------    -----------

Funded status of plan (underfunded)        $    95,274    $   103,427    $    63,032    $  (108,528)   $  (120,232)   $  (109,088)
Unrecognized net actuarial loss               (120,239)      (126,768)       (84,860)       (18,297)        (6,724)        (9,788)
Unrecognized prior service cost                 42,159         42,911         44,418        (20,293)       (23,529)       (27,535)
Unrecognized net (asset) obligation at the
  date FAS 87 was adopted,
  net of amortization                           (8,480)       (12,576)       (16,854)
                                           -----------    -----------    -----------    -----------    -----------    -----------
Net prepaid (accrued) benefit cost         $     8,714    $     6,994    $     5,736    $  (147,118)   $  (150,485)   $  (146,411)
                                           ===========    ===========    ===========    ===========    ===========    ===========

Amounts recognized in the Consolidated Balance Sheet consist of:

                                                         Pension Benefits                           Other Benefits
                                           -----------------------------------------    -----------------------------------------
                                               1998          1997           1996           1998            1997          1996
                                           -----------    -----------    -----------    -----------    -----------    -----------
Prepaid benefit cost                       $    51,636    $    56,504    $    47,983
Accrued benefit liability                      (42,922)       (49,510)       (42,247)   $  (147,118)   $  (150,485)   $  (146,411)
Additional minimum liability                    (9,200)        (5,922)       (14,279)
Intangible asset                                 9,200          5,922         14,279
                                           -----------    -----------    -----------    -----------    -----------    -----------
Net prepaid (accrued) benefit cost         $     8,714    $     6,994    $     5,736    $  (147,118)   $  (150,485)   $  (146,411)
                                           ===========    ===========    ===========    ===========    ===========    ===========

Amounts applicable to the company's pension plans with accumulated benefit obligations in excess of plan assets are as follows:

                                              1998         1997         1996
                                           ---------    ---------    ---------
Projected benefit obligation               $(119,794)   $ (43,497)   $ (87,467)
Accumulated benefit obligation              (106,092)     (32,484)     (77,021)
Fair value of plan assets                     68,988        2,529       49,809
Unfunded accumulated benefit obligation      (37,104)     (29,955)     (27,212)

Of the plans whose accumulated benefit obligations exceed plan assets, the amounts applicable to qualified plans are as follows:

                                              1998         1997         1996
                                           ---------    ---------    ---------
Projected benefit obligation               $ (79,800)   $  (2,934)   $ (55,632)
Accumulated benefit obligation               (75,211)      (2,934)     (52,011)
Fair value of plan assets                     68,988        2,529       49,809
Unfunded accumulated benefit obligation       (6,223)        (405)      (2,202)

Net pension assets are included in "Other" noncurrent assets and net pension liabilities are included in "Employment benefits and other noncurrent liabilities." In 1996, net pension liabilities related to discontinued operations were included in "Net assets of discontinued BIS operations." These net pension liabilities were assumed by corporate in 1997. Substantially all of the assets of the company-administered plans are invested in listed stocks and bonds. In 1996, the $12.4 million funding of the postretirement plan assets was included in "Prepaid expense."

In the fourth quarter of 1998, the company changed the method of accounting used to determine the market-related value of plan assets, effective Dec. 29, 1997. The method was changed to: (1) align the method of calculating the return component of net periodic pension costs with the related plans' investment strategy; and (2) to minimize significant year-to-year fluctuations in pension cost caused by financial market volatility. The effect of this change on 1998 results of operations, including the cumulative effect of prior years, was not material.

G. ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS

On May 9, 1997, the company completed the acquisition for $1.65 billion of four newspapers indirectly owned by The Walt Disney Company. The acquisition was accomplished through the merger of a wholly owned subsidiary with and into Cypress Media, Inc. ("Media"), formerly known as ABC Media, Inc., the owner of the four newspapers. Media owns newspapers in Kansas City, Mo., Fort Worth, Texas, Belleville, Ill., and Wilkes-Barre, Pa. The company intends to continue to manage and operate Media as a newspaper company.

The acquisition was accounted for under the purchase method. The purchase price was allocated based on the estimated fair market value of net tangible and intangible assets acquired. The fair market value of the net tangible and intangible assets of Media was approximately $317.3 million at date of purchase, including $351.6 million of intangible assets, which are being amortized on a straight-line basis over periods ranging from 10 years to 40 years. The intangible assets acquired primarily represent mastheads, which have an indefinite life, but are being amortized over 40 years. The excess of purchase price over these net assets, approximately $1.33 billion, has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.

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

The pro forma unaudited results of operations, as though the former Media newspapers acquisition had occurred at the beginning of the fiscal year in which the acquisition took place as well as for the comparable preceding year, were as follows (in thousands of dollars, except share data):

                                                      1997               1996
                                                   ----------         ----------
Operating revenue                                  $3,058,791         $2,873,946
Income before income taxes                            695,466            313,038
Net income                                            413,932            255,602
Earnings per share
  Basic                                            $     4.68         $     2.66
  Diluted                                                4.09               2.22

On Aug. 24, 1997, the company exchanged its newspaper in Boulder, Colo., for two newspapers in California owned by the E.W. Scripps Company, The Monterey County Herald and the San Luis Obispo County Telegram-Tribune.

The exchange was accounted for under the purchase method. The fair market value of the two newspapers received in the exchange was approximately $55.8 million, and that value was allocated to the net tangible and intangible assets of these newspapers. The fair market value of the identified tangible and intangible assets was approximately $50.3 million at date of exchange, including $17.7 million of intangible assets, which are being amortized on a straight-line basis over periods ranging from 10 years to 40 years. The excess of the fair value of these newspapers over their net assets, of approximately $5.5 million, has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. The company's results of operations include Boulder through Aug. 24, 1997, and Monterey and San Luis Obispo from that same date forward.

DISPOSITIONS

Related to Continuing Operations:

On March 18, 1998, the company closed on the sale of its remaining interest in a jointly owned cable system with Tele-Communications, Inc. (TCI). On Feb. 2, 1998, the company sold the Post-Tribune in Gary, Ind., to Hollinger International, Inc. The proceeds from these sales were $95.8 million, consisting of $58.1 million in cash and TCI stock with an aggregate market value of $37.7 million. The pretax and after-tax gains on the sales were $75.3 million and $45.0 million, respectively.

In December 1997, the company sold its newspapers in Boca Raton, Fla., Long Beach, Calif., Milledgeville, Ga., and Newberry, S.C. The sale of the Boca Raton, Newberry and Milledgeville newspapers to Community Newspaper Holdings, Inc., also included the transfer to the company of The Daily Sun and The Buyer's Guide, a shopper, in Warner Robins, Ga., and The Byron (Ga.) Gazette, a weekly newspaper. The Long Beach newspaper was sold to Garden State Newspapers, Inc., an affiliate of Media News Group. The proceeds from the sale of the four newspapers were $50.7 million. The pretax and after-tax gains from their sale were $18.1 million and $10.3 million, respectively.

On Aug. 24, 1997, the company exchanged its newspaper in Boulder, Colo., for two newspapers in California owned by the E.W. Scripps Company. The exchange resulted in pretax and after-tax gains of $43.2 million and $24.5 million, respectively.

In January 1997, the company and TCI closed on the sale of the company's interest in all but one of their jointly owned cable systems. As noted above, the balance of the cable system was sold in March 1998. The total sale price was $377.6 million and resulted in pretax and after-tax gains of $221.8 million and $128.3 million, respectively.

In November 1996, the company sold its investment in Netscape Communications Corporation, resulting in an after-tax gain of $8.1 million, net of adjustments in the carrying value of certain other investments.

Related to Discontinued Operations:

In 1997, the company announced its intention to sell the remaining Business Information Services (BIS) subsidiaries. This decision resulted in the reclassification of the former BIS segment as discontinued operations. The company fully divested the BIS segment with the sale of Technimetrics, Inc., its global diversified information subsidiary, in 1998.

On April 13, 1998, the company closed on the sale of Technimetrics to an operating unit of The Thomson Corporation. The proceeds from the sale were $125.0 million and resulted in pretax and after-tax gains of $103.8 million and $60.0 million, respectively.

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

H. COMPREHENSIVE INCOME

The following table presents the components of other comprehensive income for 1998, 1997 and 1996 as shown in the statement of shareholders' equity (in thousands):

                                                                  1998        1997        1996
                                                                --------    --------    --------
Unrealized gains on securities available for sale:
  Change in unrealized gains, net of taxes of $12,492 in
    1998, $716 in 1997 and $17,388 in 1996                      $ 18,738    $ (1,086)   $(23,870)
  Less: reclassification adjustment for gains
    realized in net income, net of taxes of $494 in 1997
    and $12,498 in 1996                                                         (585)    (17,401)
                                                                --------    --------    --------
Other comprehensive income                                      $ 18,738    $ (1,671)   $(41,271)
                                                                ========    ========    ========


I. COMMITMENTS AND CONTINGENCIES

At Dec. 27, 1998, the company had lease commitments currently estimated to aggregate approximately $79.1 million that expire from 1999 through 2051 as follows (in thousands):

1999                                                            $   16,552
2000                                                                13,733
2001                                                                10,608
2002                                                                 8,623
2003                                                                 7,674
2004 and thereafter                                                 21,918
                                                                ----------
  Total                                                         $   79,108
                                                                ==========

Payments under the lease contracts were $19.3 million in 1998, $15.6 million in 1997 and $14.2 million in 1996.

In connection with the company's insurance program, letters of credit are required to support certain projected worker compensation obligations. At Dec. 27, 1998, the company had approximately $45 million of undrawn letters of credit outstanding.

On July 13, 1995, six unions struck the Detroit Free Press, The Detroit News and the Detroit Newspaper Agency, which operates both newspapers. Subsequently, the unions filed numerous unfair labor practice charges against the newspapers and the Agency. In June 1997, after a lengthy trial, a National Labor Relations Board (NLRB) administrative law judge ruled that the strike was caused by the unfair labor practices of the Agency and The Detroit News and ordered that the Agency and the newspapers reinstate all strikers, displacing permanent replacements if necessary. The Agency and the newspapers appealed the decision to the NLRB.

On August 27, 1998, the NLRB affirmed certain unfair labor practice findings against The Detroit News and the Agency and reversed certain findings of unfair labor practices against the Agency. The Agency and the newspapers filed a motion to reconsider with the NLRB, that was denied on March 4, 1999. The unions filed an appeal to the U.S. Court of Appeals for District of Columbia Circuit. The Agency and the newspapers filed a motion to dismiss the appeal which is scheduled for hearing on March 23, 1999.

Various libel actions and environmental and other legal proceedings that have arisen in the ordinary course of business are pending against the company and its subsidiaries. In the opinion of management, the ultimate liability to the company and its subsidiaries as a result of all legal proceedings, including Detroit, will not be material to its financial position or results of operations, on a consolidated basis.

REPORT OF INDEPENDENT AUDITORS

Shareholders
Knight-Ridder, Inc.

We have audited the accompanying consolidated balance sheet of Knight- Ridder, Inc., and subsidiaries as of Dec. 27, 1998, Dec. 28, 1997, and Dec. 29, 1996, and the related consolidated statements of income, cash flows and shareholders' equity for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knight- Ridder, Inc., and subsidiaries at Dec. 27, 1998, Dec. 28, 1997, and Dec. 29, 1996, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note F to the consolidated financial statements, in 1998 the company changed its method of accounting for certain postretirement benefits.

                                                 /s/ ERNST & YOUNG LLP
                                                 ---------------------
San Jose, California
January 22, 1999

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

1999 Proxy Statement pages 5 and 6, "Election of Directors" and "Nominees for Election for Three-Year Terms Ending 2002; pages 7 and 8, "Directors Continuing in Office"; page 9, "Section 16 (a) Beneficial Ownership Reporting Compliance"; pages 10 and 11, "Board Committees and Attendance" and "How the Company Compensates Directors"; and page 11, "Certain Relationships and Related Transactions".

KNIGHT RIDDER EXECUTIVE COMMITTEE

Alvah H. Chapman Jr., 77
Served as chairman of the Executive Committee 1984 to 1995; chairman of the board 1982 to 1989; chief executive officer 1976 to 1988; president 1973 to 1982; executive vice president 1967 to 1973; vice president 1966 to 1967; The Miami Herald general manager 1962 to 1969. B.S., business administration, The Citadel, 1942.

Mary Jean Connors, 46
Senior vice president/human resources since 1996; vice president/human resources 1989 to 1996. Served as Philadelphia Newspapers, Inc., vice president/human resources 1988 to 1989; assistant to the senior vice president/news for Knight Ridder 1988; The Miami Herald assistant managing editor/personnel 1985 to 1988; held various editing positions at The Miami Herald 1980 to 1985. B.A., English, Miami University in Oxford, Ohio, 1973.

John C. Fontaine, 67
Retired president and a partner in the law firm of Hughes Hubbard & Reed. Served as president 1995 to 1997; executive vice president 1994 to 1995; senior vice president 1987 to 1993; general counsel 1980 to 1993. Prior to that, a partner with Hughes Hubbard & Reed. LL.B., Harvard Law School, 1956; B.A., political science, University of Michigan, 1953.

Ross Jones, 56
Senior vice president and chief financial officer since 1993. Served as vice president/finance in 1993; vice president and treasurer of Reader's Digest Association, Inc., 1985 to 1993 and in other positions there 1977 to 1985. Served as manager at Brown Brothers Harriman & Co. 1970 to 1977. Advanced Management Program, Harvard Business School, 1988; M.B.A., finance, Columbia University Business School, 1970; B.A., classics, Brown University, 1965.

Frank McComas, 53
Senior vice president/operations since 1996; vice president/operations 1995 to 1996. Served as publisher, The (Columbia) State, 1988 to 1995; publisher, Bradenton Herald, 1980 to 1988; held various positions at The Miami Herald and The Charlotte Observer, 1970 to 1980. Advanced Management Program, Harvard Business School, 1994; B.B.A. in business administration, Kent State University, 1968.

P. Anthony Ridder, 58
Chairman of the Executive Committee since 1995; Knight Ridder chairman and CEO since 1995. Served as president 1989 to 1995; president of the Newspaper Division 1986 to 1995; chairman of the Operating Committee since 1985. Served as publisher of the San Jose Mercury News 1977 to 1986; general manager 1975 to 1977; business manager 1969 to 1975. B.A., economics, University of Michigan, 1962.

Steven B. Rossi, 49
Senior vice president/operations since December 1998. Served as executive vice president and general manager, Philadelphia Newspapers, Inc., 1992 to 1998; executive vice president 1991 to 1992; senior vice president 1988 to 1991; vice president/finance and CFO 1987 to 1988. Served as vice president and divisional general manager of Amerigas, Inc., 1981 to 1987. M.B.A., The Wharton School of the University of Pennsylvania, 1974; B.A., economics, Ursinus College, 1971.

Karen Stevenson, 48
Vice president and general counsel since August 1998. Served as executive vice president, general counsel and secretary of TELE-TV in New York, 1995 to 1997; member of the San Francisco law firm of Howard, Rice, Nemerovski, Canady, Falk & Rabkin, 1990 to 1995; vice president/law and secretary, Transamerica Corporation, 1988 to 1990. J.D., Boalt Hall School of Law, University of California, 1980; B.A., sociology, University of California, Los Angeles, 1971.

KNIGHT RIDDER OFFICERS

Marshall Anstandig, 50
Vice president/senior labor and employment counsel since August 1998. Served as partner in the law firm of Brown & Bain, P.A., 1996 to 1998; managing partner in law firm of Bryan Cave in Phoenix 1990 to 1996. J.D., Detroit College of Law, Michigan State University, 1974; B.A., political science, Hope College, 1971.

Marty Claus, 50
Vice president/news since 1993. Served as Detroit Free Press managing editor/ business and features 1987 to 1992; held various editing positions at the Free
Press 1977 to 1987. Held various writing and editing positions at the San Bernardino (Calif.) Sun-Telegram 1970 to 1977. B.A., journalism, Michigan State University Honors College, 1970.

Gary R. Effren, 42
Vice president/controller since 1995. Served as assistant vice president/ assistant treasurer 1993 to 1995; assistant to the vice president/finance and treasurer 1989 to 1993; director of corporate accounting 1986 to 1989; business manager of Viewdata Corporation of America 1984 to 1986; manager of financial reporting 1983 to 1984. M.B.A., University of Miami, 1989; B.S., accounting, Rider College, 1978; CPA.

Virginia Dodge Fielder, 50
Vice president/research since 1989. Served as vice president/news and circulation research 1986 to 1989; director/news and circulation research 1981 to 1985; editorial research manager, Chicago Sun-Times, 1979 to 1981; held various positions at Lexington Herald-Leader 1976 to 1979. Ph.D., mass communications, Indiana University, 1976; M.A., journalism, Indiana University, 1974; B.A., psychology, Transylvania University, 1970.

Clark Hoyt, 56
Vice president/news since 1993. Served as chief of the Knight Ridder Washington Bureau 1987 to 1993; news editor 1985 to 1987; managing editor, The Wichita
Eagle, 1981 to 1985; various editing positions, Detroit Free Press, 1977 to 1981; various reporting positions, Detroit Free Press and Washington Bureau, 1968 to 1976. B.A., English literature, Columbia College, 1964.

Mindi Keirnan, 43
Vice president/operations since 1996; assistant vice president/assistant to the chairman and CEO 1995 to 1996. Served as assistant to the president 1994 to 1995; managing editor/news, Saint Paul Pioneer Press, 1991 to 1994; various editing positions at Gannett News Service, Crain's Chicago Business, the Detroit Free Press and the Tallahassee Democrat 1977 to 1991. B.S., political science, Florida State University, 1984.

Polk Laffoon IV, 53
Vice president/corporate relations since 1994 and corporate secretary since January 1999. Served as assistant to the president 1992 to 1994; assistant circulation director/distribution, The Miami Herald, 1991 to 1992; executive assistant to the vice president/marketing 1989 to 1991; Living Today editor 1987 to 1989. Served as director and vice president/investor relations, Taft Broadcasting Co., 1982 to 1987. M.B.A., marketing, The Wharton School of the University of Pennsylvania, 1970; B.A., English, Yale, 1967.

Tally C. Liu, 48
Vice president/finance and advanced technology since 1998. Served as vice president/finance and administration 1994 to 1998; vice president/finance and controller 1993 to 1994; vice president and controller 1990 to 1993. Served as San Jose Mercury News vice president and chief financial officer 1987 to 1990 and in various roles 1983 to 1987; held various finance positions, Boca Raton News, 1978 to 1983. M.B.A., Florida Atlantic University, 1977; B.S., business administration, National Chen-Chi University, 1973; CPA.

Larry D. Marbert, 45
Vice  president/production  and facilities  since 1998.  Served as Knight Ridder vice president/technology 1994 to 1998; Philadelphia Newspapers, Inc., senior vice president/operations 1991 to 1994; vice president/operations research and planning 1988 to 1991; vice president/production 1986 to 1988; various production positions, Knight Ridder and The Miami Herald, 1977 to 1986. M.S., management science, Auburn University, 1977; B.S., University of North Carolina, business administration, 1976.

Alan G. Silverglat, 52
Vice president/treasurer since 1995. Served as senior vice president/finance and planning for Business Information Services Division 1983 to 1995; other BIS positions 1980 to 1983. Formerly with Ernst & Young. B.S., business administration, University of Missouri, 1968; CPA.

David Starr, 48
Vice president and chief information officer since June 1998. Served as chief information officer at The Reader's Digest Association, Inc., 1997 to 1998; chief information officer for ITT Corporation, 1994 to 1997; senior vice president, information technology, Citicorp Payment Products, 1986 to 1993; senior manager, Price Waterhouse, 1980 to 1986. B.A., physics, Florida State University, 1972.

ITEM 11. EXECUTIVE COMPENSATION

1999 Proxy Statement, page 10, "Board Committees and Attendance"; pages 10 and 11, "How the Company Compensates Directors" and "Certain Relationships and Related Transactions"; page 19 through page 23, "How the Company Compensates Executive Officers"; page 23, "Summary Compensation Table"; page 24, "Stock Option Grants in Last Fiscal Year"; page 25, "Aggregate Stock Option Exercises in Last Fiscal Year and Fiscal Year-End Stock Option Values"; page 26, "Long-Term Incentive Plan Awards in Last Fiscal Year" and "Other Benefits"; and page 27, "Performance of Knight Ridder Common Stock".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

1999 Proxy Statement, page 5, "Information About Knight Ridder Stock Ownership" and page 9, "Stock Ownership of Directors and Officers".

See Part II, Item 8, "Financial Statements and Supplementary Data", Note E to the consolidated financial statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

1999 Proxy Statement, page 11, "Certain Relationships and Related Transactions".

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
         1. The following consolidated financial statements of Knight-Ridder, Inc. and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 27, 1998, are included in Item 8:

                  Consolidated Balance Sheet - December 27, 1998, December 28, 1997, and December 29, 1996

                  Consolidated Statement of Income - Years ended December 27, 1998, December 28, 1997, and December 29, 1996

                  Consolidated Statement of Cash Flows - Years ended December 27, 1998, December 28, 1997, and December 29, 1996

                  Consolidated Statement of Shareholders' Equity - Years ended December 27, 1998, December 28, 1997, and December 29, 1996

                  Notes to consolidated financial statements - December 27, 1998

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

         3.       Exhibits

                  No.  2         -  Disposition  of  Assets is  incorporated  by
                                    reference to the Company's Form 8-K dated as of March 18, 1998, filed March 31, 1998.

                  No.  3(i)      -  Amended    and    Restated    Articles    of
                                    Incorporation   of    Knight-Ridder,    Inc.
                                    (totally   amended   and   restated   as  of
                                    February,    1998)   are   incorporated   by
                                    reference to the  Company's  Form 10-K filed
                                    March 13, 1998.

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

                                    Rights Agreement, dated as of June 21, 1996,
                                    is   incorporated   by   reference   to  the
                                    Company's Form 8-K filed July 9, 1996.

                                    Indenture,  dated as of October 9, 1997,  is
                                    Incorporated  by reference to the  Company's
                                    Registration    Statement   on   Form   S-3,
                                    effective October 10, 1997 (No. 333-37603).

                  No. 10 (a)     -  Knight-Ridder,  Inc.  Employee  Stock Option
                                    Plan (As amended through January 26, 1999) is filed herein.

                         (b)     -  Knight-Ridder,  Inc.  Compensation  Plan for
                                    Nonemployee Directors effective July 1, 1997
                                    (As amended through January 26, 1999) is filed herein.

                         (c)     -  Knight Ridder Annual Incentive Plan is filed
                                    herein.

                         (d)     -  Consulting Agreement is filed herein.

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

                                 -  Knight-Ridder, Inc. Long-Term Incentive Plan
                                    is   incorporated   by   reference   to  the
                                    Company's Form 10-Q filed on May 9, 1997.

                                 -  Knight-Ridder   Local   Incentive   Plan  is
                                    incorporated  by reference to the  Company's
                                    Form 10-K filed on March 20,  1996.

                                 - Executive Officer's Retirement Agreement dated December 19, 1991, is incorporated by reference to the Company's Form 10-K filed on March 23, 1994.

                  No. 11         -  Statement  re   Computation   of  Per  Share
                                    Earnings is filed herein.

                  No. 12         -  Statement  re  Computation  of  Earnings  to
                                    Fixed   Charges   Ratio   From    Continuing
                                    Operations is filed herein.

                  No. 18         -  Change  in  accounting  principle  is  filed
                                    herein.

                  No. 21         -  Subsidiaries  of  the  Registrant  is  filed
                                    herein.

                  No. 23         -  "Consent of  Independent  Auditors" is filed
                                    herein.

                  No. 24         -  "Powers  of  Attorney" for Thomas P. Gerrity
                                    and   Kathleen  Foley  Feldstein  are  filed
                                    herein.  "Power of Attorney"  for M. Kenneth
                                    Oshman is  incorporated  by reference to the
                                    Company's Form 10-K filed on March 10, 1997.
                                    "Power of Attorney"  for James I. Cash,  Jr.
                                    is   incorporated   by   reference   to  the
                                    Company's Form 10-K filed on March 20, 1996.
                                    "Powers of Attorney" for all other members of the Board of Directors are incorporated by reference to the Company's Form 10-K filed on March 24, 1995.

                  No. 27         -  "Financial Data Schedule" is filed herein.

   (b) Reports on Form 8-K filed during the fourth quarter of 1998:

       There were no reports on Form 8-K filed during the quarter ended December 27, 1998.

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

                                            KNIGHT-RIDDER, INC.


Dated March 19, 1999
-----------------------------               ------------------------------------
                                        By  P. Anthony Ridder
                                            Chairman and
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated March 19, 1999
-----------------------------               ------------------------------------
                                            P. Anthony Ridder
                                            Chairman and
                                            Chief Executive Officer

Dated March 19, 1999
-----------------------------               ------------------------------------
                                            Ross Jones
                                            Chief Financial Officer and
                                            Senior Vice President/Finance

Dated March 19, 1999
-----------------------------               ------------------------------------
                                            Gary R. Effren
                                            Vice President/Controller
                                            (Chief Accounting Officer)

                                            /s/ James I. Cash, Jr.*
                                            ------------------------------------
                                            James I. Cash, Jr.
                                            Director

                                            /s/ Alvah H. Chapman, Jr.*
                                            ------------------------------------
                                            Alvah H. Chapman, Jr.
                                            Director

                                            /s/ Joan Ridder Challinor *
                                            ------------------------------------
                                            Joan Ridder Challinor
                                            Director

                                            /s/ Kathleen Foley Feldstein*
                                            ------------------------------------
                                            Kathleen Foley Feldstein
                                            Director

                                            /s/ Thomas P. Gerrity*
                                            ------------------------------------
                                            Thomas P. Gerrity
                                            Director

                                            /s/ Barbara Barnes Hauptfuhrer*
                                            ------------------------------------
                                            Barbara Barnes Hauptfuhrer
                                            Director

                                            /s/ Jesse Hill, Jr.*
                                            ------------------------------------
                                            Jesse Hill, Jr.
                                            Director

                                            /s/ M. Kenneth Oshman*
                                            ------------------------------------
                                            M. Kenneth Oshman
                                            Director

                                            /s/ Thomas L. Phillips*
                                            ------------------------------------
                                            Thomas L. Phillips
                                            Director

                                            /s/ P. Anthony Ridder*
                                            ------------------------------------
                                            P. Anthony Ridder
                                            Director

                                            /s/ Randall L. Tobias*
                                            ------------------------------------
                                            Randall L. Tobias
                                            Director

                                            /s/ Gonzalo F. Valdes-Fauli*
                                            ------------------------------------
                                            Gonzalo F. Valdes-Fauli
                                            Director

                                            /s/John L. Weinberg*
                                            ------------------------------------
                                            John L. Weinberg
                                            Director


Dated March 19, 1999                        * By Ross Jones
------------------------------              ------------------------------------
                                            Ross Jones
                                            Attorney-in-fact

                           ANNUAL REPORT ON FORM 10-K

                          ITEM 14 (a) (2), (c) and (d)

                               SUPPLEMENTARY DATA

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 27, 1998

                      KNIGHT-RIDDER, INC. AND SUBSIDIARIES

                              SAN JOSE, CALIFORNIA

                                                                                                                    SCHEDULE  II

                                                  VALUATION AND QUALIFYING ACCOUNTS
                                                KNIGHT-RIDDER, INC. AND SUBSIDIARIES
                                                      (IN THOUSANDS OF DOLLARS)

COLUMN  A                                             COLUMN B                COLUMN C                 COLUMN D         COLUMN E
---------                                             --------                --------                 --------         --------
                                                                              ADDITIONS
                                                                   ------------------------------
                                                    BALANCE AT       CHARGED         CHARGED
                                                    BEGINNING        TO COSTS           TO                              BALANCE
                                                        OF              AND            OTHER                             AT END
DESCRIPTION                                           PERIOD         EXPENSES        ACCOUNTS         DEDUCTIONS       OF PERIOD
-----------                                      ---------------   --------------   -------------   ----------------- --------------
YEAR ENDED DECEMBER 27, 1998:

   RESERVES AND ALLOWANCES
     DEDUCTED FROM ASSET ACCOUNT:
        ACCOUNTS RECEIVABLE ALLOWANCES                $ 14,963       $ 20,854                            $20,079 (2)   $ 15,738
        VALUATION ALLOWANCE FOR DEFERRED TAXES           1,357                                                            1,357
                                                      --------       --------        --------           --------       --------
                                                      $ 16,320       $ 20,854                           $ 20,079       $ 17,095
YEAR ENDED DECEMBER 28, 1997:

   RESERVES AND ALLOWANCES
     DEDUCTED FROM ASSET ACCOUNT:
        ACCOUNTS RECEIVABLE ALLOWANCES                $ 12,685       $ 23,332        $    752(1)        $ 21,806 (2)   $ 14,963
        VALUATION ALLOWANCE FOR DEFERRED TAXES           1,357                                                            1,357
                                                      --------       --------        --------           --------       --------
                                                      $ 14,042       $ 23,332        $    752           $ 21,806       $ 16,320
YEAR ENDED DECEMBER 29, 1996:

   RESERVES AND ALLOWANCES
     DEDUCTED FROM ASSET ACCOUNT:
        ACCOUNTS RECEIVABLE ALLOWANCES                $ 14,348       $ 19,315        $  2,097(1)        $ 23,075 (2)   $ 12,685
        VALUATION ALLOWANCE FOR DEFERRED TAXES           1,357                                                            1,357
                                                      --------       --------        --------           --------       --------
                                                      $ 15,705       $ 19,315        $  2,097           $ 23,075       $ 14,042

(1)  Represents  amounts from the former BIS  division  included  under  "Income
     (loss) from discontinued BIS operations" in the Consolidated Statement of Income.

(2) Represents uncollectible accounts written-off, net of recoveries, and dispositions of subsidiaries' balances.