Form 10-Q
period 1999-03-28
KNIGHT RIDDER INC
filed 1999-05-11
CIK 205520

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 28, 1999
                                 --------------

Commission file number:  1-7553



                               KNIGHT-RIDDER, INC.
   ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             FLORIDA                                  38-0723657
   -------------------------------        ------------------------------------
      (State of Incorporation)                     (I.R.S. Employer
                                                  Identification No.)


                   50 W. SAN FERNANDO ST., SAN JOSE, CA 95113
   ---------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (408) 938-7700
   ---------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

   ---------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]      No    [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.02 1/12 Par Value 78,823,661 shares as of May 3, 1999.

                        Table of Contents for Form 10-Q

                                                                         Page
                                                                         ----


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
                    Consolidated Balance Sheet                           3-4
                    Consolidated Statement of Income                       5
                    Consolidated Statement of Cash Flows                   6
                    Notes to Consolidated Financial Statements           7-9

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                               10-14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       14

PART II. OTHER INFORMATION

Item 2.  Legal Proceedings                                                14

Item 6.  Exhibits and Reports on Form 8-K                                 14


SIGNATURE                                                                 15


EXHIBIT                                                                   16

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET
(UNAUDITED, IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                           March 28,    December 27,      March 29,
                                                                             1999           1998            1998
                                                                          -----------    -----------    -----------
ASSETS
Current Assets
       Cash, including short-term cash investments of $297,069 in 1999,
          $4,159 in December 1998, and $61,688 in March 1998              $   326,815    $    26,836    $    80,254
       Accounts receivable, net of allowances of $15,739 in 1999,
          $15,738 in December 1998, and $14,716 in March 1998                 352,583        386,455        341,352
       Inventories                                                             56,884         59,109         65,456
       Prepaid expense                                                          9,379         14,078         11,180
       Other current assets                                                    37,945         39,213         39,466
                                                                          -----------    -----------    -----------
                    Total Current Assets                                      783,606        525,691        537,708
                                                                          -----------    -----------    -----------

Investments and Other Assets
       Equity in unconsolidated companies and joint ventures                  208,908        201,120        188,620
       Net assets of discontinued BIS operations                                                             25,178
       Other                                                                  257,135        243,586        217,498
                                                                          -----------    -----------    -----------
                    Total Investments and Other Assets                        466,043        444,706        431,296
                                                                          -----------    -----------    -----------

Property, Plant and Equipment
       Land and improvements                                                   93,772         93,781         93,980
       Buildings and improvements                                             485,760        484,367        441,450
       Equipment                                                            1,184,368      1,175,044      1,144,223
       Construction and equipment installations in progress                    97,707         84,559        105,276
                                                                          -----------    -----------    -----------
                                                                            1,861,607      1,837,751      1,784,929
       Less accumulated depreciation                                         (789,628)      (764,750)      (736,106)
                                                                          -----------    -----------    -----------
                    Net Property, Plant and Equipment                       1,071,979      1,073,001      1,048,823

Excess of Cost Over Net Assets Acquired and Other Intangibles
       Less accumulated amortization of $280,708 in 1999,
          $264,001 in December 1998, and $214,330 in March 1998             2,220,077      2,213,699      2,252,567
                                                                          -----------    -----------    -----------
                    Total                                                 $ 4,541,705    $ 4,257,097    $ 4,270,394
                                                                          ===========    ===========    ===========

(UNAUDITED, IN  THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                      March 28,    December 27,     March 29,
                                                                        1999           1998           1998
                                                                     -----------    -----------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
       Accounts payable                                              $   126,317    $   164,558    $   176,344
       Accrued expenses and other liabilities                            125,753        111,088        120,027
       Accrued compensation and amounts withheld from employees           99,522        112,827         95,682
       Federal and state income taxes                                     37,031                        92,621
       Deferred revenue                                                   74,703         67,006         76,232
       Short-term borrowings and current portion of long-term debt       414,499        198,277         42,434
                                                                     -----------    -----------    -----------
                    Total Current Liabilities                            877,825        653,756        603,340
                                                                     -----------    -----------    -----------

Noncurrent Liabilities
       Long-term debt                                                  1,320,868      1,329,001      1,599,230
       Deferred federal and state income taxes                           298,737        293,015        287,814
       Postretirement benefits other than pensions                       148,813        147,118        152,117
       Employment benefits and other noncurrent liabilities              165,524        168,974        166,697
                                                                     -----------    -----------    -----------
                    Total Noncurrent Liabilities                       1,933,942      1,938,108      2,205,858
                                                                     -----------    -----------    -----------

Minority Interests in Consolidated Subsidiaries                            2,608          2,502          2,348

Commitments and Contingencies (Note 6)

Shareholders' Equity
       Preferred stock, $1.00 par value;  shares authorized-2,000,000;
          shares issued - 1,754,930 in 1999,
          December 1998 and March 1998                                     1,755          1,755          1,755
       Common stock, $.02 1/12 par value; shares authorized -
          250,000,000; shares issued -78,639,160 in 1999,
          78,374,195 in December 1998 and 78,540,546 in March 1998         1,638          1,633          1,636
       Additional capital                                                918,444        908,078        900,647
       Retained earnings                                                 778,813        735,132        551,158
       Accumulated other comprehensive income                             29,212         18,738          3,652
       Treasury stock, at cost, 45,632 shares in 1999,
          46,667 in December 1998 and 0 in March 1998                     (2,532)        (2,605)
                                                                     -----------    -----------    -----------
                    Total Shareholders' Equity                         1,727,330      1,662,731      1,458,848
                                                                     -----------    -----------    -----------
                                                                     $ 4,541,705    $ 4,257,097    $ 4,270,394
                                                                     ===========    ===========    ===========
See "Notes to Consolidated Financial Statements".

CONSOLIDATED  STATEMENT  OF  INCOME
(UNAUDITED, IN  THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                              Quarter Ended                Four Quarters Ended
                                                                         --------------------------    --------------------------
                                                                          March 28,      March 29,      March 28,       March 29,
                                                                            1999           1998           1999            1998
                                                                         -----------    -----------    -----------    -----------
OPERATING  REVENUE
     Advertising
        Retail                                                           $   248,586    $   240,545    $ 1,097,314    $ 1,055,914
        General                                                               74,857         63,684        273,004        258,282
        Classified                                                           261,904        260,755      1,012,904        999,658
                                                                         -----------    -----------    -----------    -----------
            Total                                                            585,347        564,984      2,383,222      2,313,854
     Circulation                                                             146,757        148,597        585,689        589,499
     Other                                                                    38,695         30,302        149,924        116,485
                                                                         -----------    -----------    -----------    -----------
            Total  Operating  Revenue                                        770,799        743,883      3,118,835      3,019,838

OPERATING  COSTS
     Labor  and  employee  benefits                                          305,099        291,917      1,214,163      1,174,816
     Newsprint,  ink  and  supplements                                       126,870        130,634        525,390        503,499
     Other  operating  costs                                                 166,015        162,368        672,761        648,130
     Depreciation  and  amortization                                          47,153         45,777        189,428        172,347
                                                                         -----------    -----------    -----------    -----------
            Total  Operating  Costs                                          645,137        630,696      2,601,742      2,498,792
                                                                         -----------    -----------    -----------    -----------

OPERATING  INCOME                                                            125,662        113,187        517,093        521,046
                                                                         -----------    -----------    -----------    -----------

OTHER  INCOME  (EXPENSE)
     Interest  expense                                                       (24,764)       (27,961)      (102,739)      (115,717)
     Interest  expense  capitalized                                            2,317          1,150          5,683          4,733
     Interest  income                                                            430          1,618          2,228          4,585
     Equity in earnings of unconsolidated
            companies and joint ventures                                       4,868          4,339         23,838         14,271
     Minority interests in earnings of
             consolidated subsidiaries                                        (2,599)        (2,481)       (10,867)       (11,325)
     Other,  net                                                                (900)        81,753          6,089        145,042
                                                                         -----------    -----------    -----------    -----------
            Total                                                            (20,648)        58,418        (75,768)        41,589
                                                                         -----------    -----------    -----------    -----------

Income before  income  taxes                                                 105,014        171,605        441,325        562,635
Income  taxes                                                                 42,147         70,168        174,264        240,152
                                                                         -----------    -----------    -----------    -----------
Income from continuing operations                                             62,867        101,437        267,061        322,483
Gain on sale of discontinued BIS operations, net of applicable income income taxes of  $43,752 and $8,365 for the four quarters ended
   1999 and 1998, respectively                                                                              60,042         15,261
Income from discontinued BIS operations, net of applicable
   income taxes of $133 for the quarter ended 1998 and $1,778
   for the four quarters ended 1998                                                             184                         2,160
                                                                         -----------    -----------    -----------    -----------

             Net income                                                  $    62,867    $   101,621    $   327,103    $   339,904
                                                                         ===========    ===========    ===========    ===========

EARNINGS PER SHARE

BASIC:
Income from continuing operations                                        $      0.80    $      1.27    $      3.40    $      3.79
Gain on sale of discontinued BIS operations, net                                                              0.77           0.18
Income from discontinued BIS operations, net                                                                                 0.02
                                                                         -----------    -----------    -----------    -----------

            Net income                                                   $      0.80    $      1.27    $      4.17    $      3.99
                                                                         ===========    ===========    ===========    ===========

DILUTED:
Income from continuing operations                                        $      0.65    $      1.02    $      2.74    $      3.15
Gain on sale of discontinued BIS operations, net                                                              0.61           0.15
Income from discontinued BIS operations, net                                                                                 0.02
                                                                         -----------    -----------    -----------    -----------

            Net income                                                   $      0.65    $      1.02    $      3.35    $      3.32
                                                                         ===========    ===========    ===========    ===========

DIVIDENDS  DECLARED PER COMMON SHARE                                     $      0.20    $      0.20    $      0.80    $      0.80
                                                                         ===========    ===========    ===========    ===========

AVERAGE SHARES OUTSTANDING (000s)
     Basic                                                                    78,425         79,950         78,501         85,182
                                                                         ===========    ===========    ===========    ===========

     Diluted                                                                  97,320         99,560         97,616        102,533
                                                                         ===========    ===========    ===========    ===========

See "Notes to Consolidated Financial Statements".
                                                         5

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED, IN THOUSANDS OF DOLLARS)

                                                                                      Quarter Ended           Four Quarters Ended
                                                                                 ------------------------  ------------------------
                                                                                  March 28,    March 29,    March 28,    March 29,
                                                                                    1999         1998         1999         1998
                                                                                 -----------  -----------  -----------  -----------
CASH PROVIDED BY (REQUIRED FOR) OPERATING ACTIVITIES
     Net  income                                                                 $    62,867  $   101,621  $   327,103  $   339,904
     Noncash  items deducted from (included  in)  income :
        Gains on sales of businesses                                                              (75,251)                 (136,576)
        Net gain on sale of discontinued BIS operations                                                        (60,042)     (15,261)
        Depreciation                                                                  27,793       25,927      103,816       98,552
        Amortization  of  excess  of  cost  over
           net  assets  acquired                                                      16,707       16,364       66,378       59,245
        Amortization  of  other assets                                                 2,653        3,486       19,234       14,550
        Benefit from deferred  taxes                                                  (1,669)      (1,241)      (8,872)     (16,670)
        Provision for bad debt                                                         5,441        5,219       21,076       23,923
        Earnings from investees in excess of distributions                            (4,117)      (3,497)     (22,476)     (15,776)
        Minority interests in earnings of consolidated subsidiaries                    2,599        2,481       10,867       11,325
        Other  items,  net                                                             5,749        3,398       20,927       35,841
     Change in certain assets and liabilities:
        Accounts  receivable                                                          30,320       26,060      (35,667)     (43,993)
        Inventories                                                                    2,225      (15,705)       8,532      (10,659)
        Other  current  assets                                                         2,762        5,639          419        4,295
        Accounts  payable                                                            (35,694)       2,747      (58,740)       6,781
        Federal and state income taxes                                                39,017       66,436      (79,653)     (28,737)
        Other liabilities                                                              7,849      (29,215)      14,282       24,972
                                                                                 -----------  -----------  -----------  -----------

           Net  Cash  Provided by Operating Activities                               164,502      134,469      327,184      351,716
                                                                                 -----------  -----------  -----------  -----------

 CASH  PROVIDED BY (REQUIRED  FOR)  INVESTING  ACTIVITIES
     Proceeds from sales of businesses                                                             58,125                   108,616
     Proceeds from sale of discontinued BIS operations                                                         125,000      416,983
     Change in net noncurrent assets of discontinued BIS operations                                   520                    (2,931)
     Acquisition of businesses                                                       (30,438)      (1,250)     (30,463)      (5,450)
     Acquisition of other investments, net                                           (12,601)        (989)     (40,003)     (11,802)
     Proceeds from sales of securities available for sale                              8,818                    13,137      224,347
     Additions  to  property,  plant  and  equipment                                 (25,158)     (30,694)    (126,489)    (109,529)
     Other  items,  net                                                                 (876)      (1,763)      (5,089)       9,398
                                                                                 -----------  -----------  -----------  -----------

           Net Cash Provided by (Required for) Investing Activities                  (60,255)      23,949      (63,907)     629,632
                                                                                 -----------  -----------  -----------  -----------

CASH PROVIDED BY (REQUIRED FOR) FINANCING ACTIVITIES
     Proceeds from sale of commercial paper, notes payable and
        senior notes payable                                                         950,855                 1,865,781      764,852
     Payment  of  total  debt                                                       (754,375)     (27,378)  (1,784,183)    (820,427)
                                                                                 -----------  -----------  -----------  -----------
        Net  Change  in  Total  Debt                                                 196,480      (27,378)      81,598      (55,575)
     Payment  of  cash  dividends                                                    (19,186)     (19,514)     (76,824)     (79,236)
     Sale  of  common  stock  to  employees                                            9,189       13,307       40,293       55,372
     Purchase of treasury stock                                                                  (199,625)     (55,908)    (817,267)
     Other  items,  net                                                                9,249       (5,245)      (5,875)     (28,940)
                                                                                 -----------  -----------  -----------  -----------

           Net  Cash Provided by (Required for) Financing Activities                 195,732     (238,455)     (16,716)    (925,646)
                                                                                 -----------  -----------  -----------  -----------
                Net  Increase  (Decrease)  in  Cash                                  299,979      (80,037)     246,561       55,702
 Cash  and  short-term  cash
     investments  at  beginning  of  the  period                                      26,836      160,291       80,254       24,552
                                                                                 -----------  -----------  -----------  -----------
 Cash  and  short-term  cash
     investments  at  end  of  the  period                                       $   326,815  $    80,254  $   326,815  $    80,254
                                                                                 ===========  ===========  ===========  ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
Non cash investing activities
     Securities received as proceeds on the sale of investee                                  $    37,678               $    37,678
Non cash financing activities
     Issuance of prefered stock for the acquisition of the Disney newspapers
           Preferred Stock                                                                                                    1,755
           Additional Capital                                                                                               658,245
     Long-term debt assumed on the acquisition of the Disney newspapers                                                     990,000

 See  "Notes  to  Consolidated  Financial  Statements" .

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period and four quarters ended March 28, 1999 are not necessarily indicative of the results that may be expected for the year ending December 26, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 27, 1998.

Certain amounts in 1998 have been reclassified to conform to the 1999 presentation.


NOTE 2 - COMPREHENSIVE INCOME

The following table sets forth the computation of comprehensive income (in thousands):

                                                                                 Quarter Ended             Four Quarters Ended
                                                                              --------------------         --------------------
                                                                              March 28,   March 29,        March 28,   March 29,
                                                                                1999        1998             1999        1998
                                                                              --------    --------         --------    --------
Net income                                                                    $ 62,867    $101,621         $327,103    $339,904

Unrealized gains on securities available for sale:
  Change in unrealized gains, net of related taxes                              12,745       3,652           29,225      26,280
  Less: reclassification adjustment for gains realized in net income            (2,271)          -           (3,665)     (6,835)
                                                                              --------    --------         --------    --------
Other comprehensive income                                                      10,474       3,652           25,560      19,445
                                                                              --------    --------         --------    --------
Total comprehensive income                                                    $ 73,341    $105,273         $352,663    $359,349
                                                                              ========    ========         ========    ========


NOTE 3  -  DEBT

(In Thousands of Dollars)

                                              Effective                Balance At
                                              Interest     ------------------------------------
                                              Rate At
                                              March 28,     March 28,   December 27,  March 29,
                                               1999           1999         1998         1998
                                             ----------    ----------   ----------   ----------
Commercial paper, net of discount (a)           5.2%       $  828,625   $  917,533   $    2,494
Senior secured bank debt (b)                                                            990,000
Debentures, net of discount (c)                10.0           198,340      198,299      198,175
Debentures, net of discount (d)                 7.6            94,434       94,386       94,270
Debentures, net of discount (e)                 6.9           296,786
Notes payable, net of discount (f)              8.5           119,817      119,777      159,657
Notes payable, net of discount (g)              6.8            98,035       97,978       97,838
Senior notes, net of discount (h)               6.3            99,330       99,305       99,230
                                                           ----------   ----------   ----------
                       Total Debt (i)           6.6         1,735,367    1,527,278    1,641,664
Less amounts classified as current                            414,499      198,277       42,434
                                                           ----------   ----------   ----------

                       Total long-term debt     6.9%       $1,320,868   $1,329,001   $1,599,230
                                                           ==========   ==========   ==========

(a) Commercial paper is supported by $1.1 billion of revolving credit and term loan agreements, $500 million of which matures on June 22, 2003 and $600 million of which matures June 22, 1999. The company has the option and intention to renew the portion expiring in 1999, for an additional 364-day term through June 2000.
(b) Represented $990 million advance under a $1.2 billion credit agreement with a variable interest rate indexed to Libor plus 27 1/2 basis points. Bank debt was paid off in June 1998 with proceeds from the sale of commercial paper.
(c) Represents $200 million of a 20-year 9 7/8% debenture due in 2009.
(d) Represents $100 million of a 7.15% debenture due in 2027.
(e) During the first quarter 1999, the company issued $300 million of 6.875% debentures under a shelf registration statement filed with the Securities and Exchange Commission in November 1997. The debentures are due March 15, 2029. Proceeds from the issuance were used to reduce borrowings under the company's commercial paper program in April 1999.
(f) Represents $120 million of 8 1/2% notes payable at March 1999 and December 1998, and $160 million at March 1998. These notes are subject to mandatory annual repayments, commencing in 1998 through maturity in 2001. Annual maturities are presented under current liabilities.
(g) Represents  $100 million of 6.625% notes due in 2007.
(h) Represents $100 million of 10 year 6.3% senior notes due in 2005.
(i) Interest payments for the quarters ended March 28, 1999 and March 29, 1998 were $11.6 million and $33.3 million, respectively.

NOTE 4 - INCOME TAX PAYMENTS

Income tax payments for the quarters ended March 28, 1999 and March 29, 1998, were $4.2 million and $8.8 million, respectively. Payments in 1998 included the tax impact resulting from one-time gains on the sale of the balance of the company's jointly owned cable systems and its newspaper in Gary, Indiana.


NOTE 5 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except share data):


                                                            Quarter Ended       Four Quarters Ended
                                                          -------------------   -------------------
                                                          March 28,  March 29,  March 28,  March 29,
                                                            1999       1998       1999       1998
                                                          --------   --------   --------   --------
Income from continuing operations                         $ 62,867   $101,437   $267,061   $322,483
                                                          ========   ========   ========   ========

Average shares outstanding (basic)                          78,425     79,950     78,501     85,182
                                                          --------   --------   --------   --------

Effect of dilutive securities:
     Convertible preferred stock                            17,549     17,549     17,549     15,355
     Stock options                                           1,346      2,061      1,566      1,996
                                                          --------   --------   --------   --------
Average shares outstanding (diluted)                        97,320     99,560     97,616    102,533
                                                          --------   --------   --------   --------

Earnings per share from continuing operations (basic)     $   0.80   $   1.27   $   3.40   $   3.79
                                                          ========   ========   ========   ========

Earnings per share from continuing operations (diluted)   $   0.65   $   1.02   $   2.74   $   3.15
                                                          ========   ========   ========   ========


NOTE 6 - COMMITMENTS AND CONTINGENCIES

On July 13, 1995, six unions struck the Detroit Free Press, The Detroit News and the Detroit Newspaper Agency, which operates both newspapers. Subsequently, the unions filed numerous unfair labor practice charges against the newspapers and the Agency. In June 1997, after a lengthy trial, a National Labor Relations Board (NLRB) administrative judge ruled that the strike was caused by the unfair labor practices of the Agency and The Detroit News and ordered that the Agency and the newspapers reinstate all strikers, displacing permanent replacements if necessary. The Agency and the newspapers appealed the decision to the NLRB.

On August 27, 1998, the NLRB affirmed certain unfair labor practice findings against The Detroit News and the Agency, and reversed certain findings of unfair labor practices against the Agency. The Agency and the newspapers filed a motion to reconsider with the NLRB, which was denied on March 4, 1999. The unions filed an appeal to the U.S. Court of Appeals for the District of Columbia Circuit. The case is pending in the U.S. Court of Appeals. There is no briefing schedule yet, nor has a hearing date been set for oral argument.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 1999 COMPARED WITH FIRST QUARTER 1998

Earnings per share for the first quarter of 1999 was $.65, up $.08 per share, or 14.0%, from the $.57 per share earned in 1998, excluding the $.45 gain on the 1998 sale of the balance of the company's jointly owned cable systems and its newspaper in Gary, Indiana. The $.08 per share improvement from 1998, excluding the 1998 one-time gains, was due to operating margin improvement in Miami, Philadelphia and Detroit, and a decrease in net interest expense. Including the 1998 one-time gains, earnings per share for the first quarter of 1999 was down $.37 per share, or 36.3%, from the $1.02 per share earned in the same period last year.

OPERATING REVENUE

Newspaper advertising revenue increased $20.4 million, or 3.6%, over the first quarter last year.

General  advertising  revenue  was up $11.2  million,  or 17.5%,  from the first
quarter  last  year.   Automotive   and  financial   advertising   helped  boost
performance.

Retail advertising revenue improved by $8.0 million, or 3.3%, over last year. Retail benefited from increased preprint advertising, helped by an early Easter.

Classified advertising revenue increased $1.1 million, or 0.4%, over the first quarter last year. Declines in San Jose and Philadelphia were offset by double-digit gains in Charlotte and Contra Costa.

Circulation revenue was down $1.8 million, or 1.2%, from 1998, on a 2.3% decline in the seven-day circulation, offset by a 1.1% increase in average rate.

Other newspaper revenue increased by $8.4 million, or 27.7%, from the prior year. The increase was due to growth in event marketing, online, special publications and commercial print revenue.

OPERATING COSTS

Labor and employee benefit costs increased $13.2 million, or 4.5% over the first quarter last year. Excluding a $2.2 million buyout expense in Detroit, labor and employee benefit costs increased $10.9 million, or 3.7%, on a 2.4% increase in the average wage rate and a 0.1% decrease in the workforce.

Newsprint, ink and supplement costs decreased $3.8 million, or 2.9%, from first quarter 1998 on a 1.7% decline in the average newsprint price and a 1.0% decline in consumption.

Other operating costs increased $3.6 million, or 2.2%, from first quarter 1998, due to increases in contract services, primarily in Philadelphia due to new event marketing and special publication initiatives, and outside solicitor costs, also in Philadelphia, due to circulation initiatives.

Depreciation and amortization increased $1.4 million, or 3.0%, from first quarter 1998, primarily due to the press projects in Miami and Fort Worth, and year 2000 (Y2K) readiness spending.

NON-OPERATING ITEMS

Interest expense, net of interest income and interest expense capitalized, decreased $3.2 million, or 12.6%, from first quarter 1998 due to the decline in average debt. The average debt balance, net of invested cash for the quarter, decreased $277.9 million from the first quarter of last year.

Equity in earnings of unconsolidated companies and joint ventures increased by $529,000, or 12.2%, mostly due to improved results from the company's newsprint mill investments.

The "Other, net" line of the non-operating section reflects a decrease of $82.7 million from first quarter 1998. The first quarter 1998 includes a pre-tax gain of $75.3 million on the sale of the Gary newspaper and the sale of the company's jointly owned cable systems. Excluding the one-time gains from 1998, "other, net" declined by $7.4 million, largely due to a 1998 insurance settlement from the Grand Forks flood and gains on the sale of miscellaneous investments reflected in first quarter 1998's results.

The effective tax rate for first quarter 1999 was 40.1%, compared with 40.9% in the first quarter of 1998.

OTHER

The company did not repurchase any common stock during the first quarter of 1999. The company has authorization to repurchase approximately 3.7 million shares and will consider market opportunities for share repurchases.

LIQUIDITY

Net cash provided by operating activities in the first quarter of 1999 increased to $164.5 million from $134.5 million in the first quarter of 1998. The increase was attributed to higher earnings, excluding gains on sales of businesses in 1998. Net cash provided by investing activities in the first quarter of 1999 decreased $84.2 million from the first quarter of 1998, largely due to proceeds from the sale of the Gary newspaper and the company's jointly owned cable systems in 1998 and the acquisition of businesses and other investments in 1999. Cash and short term cash investments were up $246.6 million from March 29, 1998, and up $300.0 million from year end, due to proceeds received from the issuance of $300 million of 30-year debentures on March 26, 1999. Total debt increased $208.1 million during the quarter due to the issuance of these debentures. In April 1999, the net proceeds were used to reduce short-term commercial paper borrowings. Debt, net of invested cash, actually decreased $84.8 million from December 27, 1998.

Total-debt-to-total-capital ratio was 50.1% (45.4% net of invested cash) compared to 47.9% at year end and 52.9% in March 1998. Approximately $265.7 million in aggregate unused credit lines remained at the end of the quarter. The ratio of current assets to current liabilities was 0.9:1 at March 28, 1999 and March 29, 1998, and 0:8:1 at December 27, 1998.

YEAR 2000 READINESS DISCLOSURES

All Year 2000 statements in this Form 10-Q are Year 2000 Readiness Disclosures under the Year 2000 Information and Readiness Disclosure Act.

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

To implement this project, the company established a Y2K Project Management Office (PMO) to act as a central point of coordination for Y2K activity, chaired by the vice president and chief information officer, who reports directly to the chief executive officer. The PMO team includes executive management and employees with expertise from various disciplines. At each business unit, a Y2K coordinator has been appointed to direct all local Y2K activities. The Y2K coordinator works closely with the PMO team and local executive management and employees. Organization-wide support is also provided through special forums for Y2K coordinators. The company also engaged experts to assist in developing work plans and cost estimates to complete remediation activities. The company's Internal Audit Department also reviews periodically the project status at the business units.

The Scope Definition Phase, completed in June 1997, determined that the Y2K project would encompass both Information Technology (IT) and non-IT assets (embedded chips), including: software, microprocessor-based hardware (including embedded chips found in facilities and production environments) and significant suppliers, customers and other relevant third parties.

The Impact Assessment Phase included a comprehensive inventory of both internally developed software and vendor products, as well as microprocessor-based hardware. These inventoried systems were evaluated for Y2K issues, if any, and a preliminary assessment on replacement or remediation was developed to make these systems Y2K capable, as necessary. The company also developed a central database repository that contains each Y2K project prioritized on the basis of perceived business risk. This phase was completed in November 1997.

Conversion, Testing and Implementation Phases have been ongoing since mid 1997. Software, hardware, third-party interfaces and related items for all critical systems are being tested to determine Y2K capability under various circumstances. A majority of the software used by the company's business units is vendor-packaged. Y2K testing will be performed for all critical systems prior to implementation. When possible, previously created test cases are run and results are compared to the baseline results.

For systems developed in-house, regression and other Y2K data testing is done as appropriate after Y2K remediation is complete. Results of regression testing are documented and compared to previous baseline results. Upon successful completion of the Testing Phase, the systems will be implemented in the live production environment (Implementation Phase). The company expects that the Conversion, Testing and Implementation Phases will be at least 90% complete by June 30, 1999, with the balance to be completed no later than September 30, 1999.

All significant suppliers, customers and other relevant third parties have been contacted to determine the extent to which interfaces with company systems are vulnerable if these third parties fail to remediate their own Y2K issues. There can be no assurance that these third-party systems will be converted on a timely basis. The failure of any critical third-party systems could have a material adverse impact on operations. However, the company is monitoring vendor compliance and will consider alternatives if vendors cannot meet the company's Y2K requirements.

Generally, the company's business units are not dependent on a single source for any products or services, except for products or services supplied by public utilities. In the event a significant supplier or other vendor is unable to provide products or services to the company due to a Y2K failure, the company believes there are adequate alternative sources for such products or services. There is no guarantee, however, that such alternative products or services would be available on the same terms and conditions, or that the company's business units would not experience some adverse effects as a result of switching to alternative sources.

The total cost of the Y2K project currently is estimated to range from $55 million to $65 million and is being funded with operating cash flows. Approximately 70% of the total will relate to purchased hardware and software, which will be capitalized. The remainder will be expensed as incurred. Expenditures through March 28, 1999 totaled $34.6 million, of which 70.2% has been capitalized. In certain cases, an expedited system replacement schedule will also bring enhanced functionality and should serve to reduce future capital requirements. The company believes that the acceleration of certain projects has not resulted in the deferral of other IT projects, which would have a material impact on the financial condition and results of operation.

At this time there can be no assurance that these cost estimates will not be exceeded, and actual costs may differ significantly from those projected. Some factors that may cause actual expenditures to differ include the availability and cost of trained personnel, and the ability to locate and correct all relevant computer problems.

As part of normal business practices, the company maintains site-specific emergency publication plans to be followed during emergency circumstances. Emergency publication plans are being reviewed and updated with Y2K contingency considerations in mind. This effort, plus additional contingency planning activities to minimize potential disruption to operations, especially from externally interfaced systems over which the company has limited or no control, will be completed before year end 1999.

Based on a recent assessment of its internal operations, those over which the company has direct control, the company believes that with modifications to existing software and conversions to new software, the Y2K issue will not pose significant operational problems. The remediation or replacement of these systems is well under way. Furthermore, the contingency plan will outline alternative solutions in the event that they are required. However, if such modifications and conversions are not made or are not completed timely, the Y2K issue could have a material adverse impact on the operations of the company.

OUTLOOK FOR THE REMAINDER OF THE YEAR

Looking ahead to the second quarter and the full year, the company anticipates advertising growth will be moderately above 1998. The cost of newsprint is lower than originally anticipated as the expected price increases look to be smaller and later than previously thought.

Certain statements contained herein are forward looking statements. These forward-looking statements are subject to certain risks and uncertainties, that could cause actual results and events to differ materially from those anticipated.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company has no material changes to the disclosure made on this matter in the company's annual report on Form 10-K for the year ended December 27, 1998.


PART II - OTHER INFORMATION

Item 2.  Legal Proceedings

Refer to Part I, Item 1, Note 6, incorporated herein by reference, for a discussion of legal proceedings relating to the Detroit Free Press.


Item 6.  Exhibits and Reports of Form 8-K

         (a)  Exhibits

                  4.1 - Indenture dated as of November 4, 1997, between the Registrant and The Chase Manhattan Bank, incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-3, Registration No. 333-37603.

                   27 -    Financial Data Schedule, filed herein.

         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed during the quarter ended March 28, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        KNIGHT-RIDDER, INC.
                                        (Registrant)


Date:  May 11, 1999
                                        /s/ GARY R. EFFREN
                                        ----------------------------------------
                                            Gary R. Effren
                                            Vice President/Controller
                                            (Chief Accounting Officer and Duly
                                            Authorized Officer of Registrant)