Form 10-Q
period 1999-06-27
KNIGHT RIDDER INC
filed 1999-08-11
CIK 205520

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  JUNE 27, 1999
                                 -------------

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


              50 W. SAN FERNANDO ST. SUITE 1500, SAN JOSE, CA 95113
   ---------------------------------------------------------------------------
                    (Address of principal executive offices)

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

Yes   [X]      No    [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.02 1/12 Par Value 81,023,095 shares as of July 30, 1999.

                         Table of Contents for Form 10-Q

                                                                          Page
                                                                          ----

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)
                      Consolidated Balance Sheet                           3-4
                      Consolidated Statement of Income                       5
                      Consolidated Statement of Cash Flows                 6-7
                      Notes to Consolidated Financial Statements          8-10

Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                               11-16

Item 3.    Quantitative and Qualitative Disclosures about Market Risk       16

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                17

Item 4.    Submission of Matters to a Vote of Security Holders           17-18

Item 6.    Exhibits and Reports on Form 8-K                                 18


SIGNATURE                                                                   19


EXHIBIT                                                                     20

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET
(UNAUDITED IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)


                                                                                June 27,     December 27,    June 28,
                                                                                  1999          1998           1998
                                                                             -------------  -------------  -------------
ASSETS

Current Assets
         Cash, including short-term cash investments of $4,047 in June 1999,
            $4,159 in December 1998, and $75,237 in June 1998                $      28,813  $      26,836  $      96,554
         Accounts receivable, net of allowances of $16,508 in June 1999,
            $15,738 in December 1998, and $16,124 in June 1998                     380,920        386,455        340,210
         Inventories                                                                47,494         59,109         62,725
         Prepaid expense                                                             4,903         14,078          7,829
         Other current assets                                                       37,587         39,213         36,959
                                                                             -------------  -------------  -------------
                        Total Current Assets                                       499,717        525,691        544,277
                                                                             -------------  -------------  -------------

Investments and Other Assets
         Equity in unconsolidated companies and joint ventures                     202,890        201,120        195,058
         Other                                                                     199,726        243,586        226,071
                                                                             -------------  -------------  -------------
                        Total Investments and Other Assets                         402,616        444,706        421,129
                                                                             -------------  -------------  -------------

Property, Plant and Equipment
         Land and improvements                                                      94,083         93,781         93,762
         Buildings and improvements                                                486,057        484,367        439,657
         Equipment                                                               1,190,948      1,175,044      1,153,546
         Construction and equipment installations in progress                      111,292         84,559        136,534
                                                                             -------------  -------------  -------------
                                                                                 1,882,380      1,837,751      1,823,499
         Less accumulated depreciation                                            (812,004)      (764,750)      (756,242)
                                                                             -------------  -------------  -------------
                        Net Property, Plant and Equipment                        1,070,376      1,073,001      1,067,257

Excess of Cost Over Net Assets Acquired and Other Intangibles
         Less accumulated amortization of $297,562 in June 1999
            $264,001 in December 1998, and $230,487 in June 1998                 2,204,186      2,213,699      2,238,822
                                                                             -------------  -------------  -------------
                        Total                                                $   4,176,895  $   4,257,097  $   4,271,485
                                                                             =============  =============  =============


CONSOLIDATED BALANCE SHEET (CONT.)
(UNAUDITED IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                                June 27,     December 27,    June 28,
                                                                                  1999          1998           1998
                                                                             -------------  -------------  -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
         Accounts payable                                                    $     117,963  $     164,558  $     194,021
         Accrued expenses and other liabilities                                    125,772        111,088        111,328
         Accrued compensation and amounts withheld from employees                  105,378        112,827         97,069
         Federal and state income taxes                                              9,494                        75,486
         Deferred revenue                                                           70,862         67,006         67,021
         Short-term borrowings and current portion of long-term debt                99,591        198,277        289,429
                                                                             -------------  -------------  -------------
                        Total Current Liabilities                                  529,060        653,756        834,354
                                                                             -------------  -------------  -------------

Noncurrent Liabilities
         Long-term debt                                                          1,245,499      1,329,001      1,247,559
         Deferred federal and state income taxes                                   291,583        293,015        291,883
         Postretirement benefits other than pensions                               149,888        147,118        152,522
         Employment benefits and other noncurrent liabilities                      156,102        168,974        161,756
                                                                             -------------  -------------  -------------
                        Total Noncurrent Liabilities                             1,843,072      1,938,108      1,853,720
                                                                             -------------  -------------  -------------

Minority Interests in Consolidated Subsidiaries                                      4,560          2,502          2,377

Commitments and Contingencies (Note 6)

Shareholders' Equity
         Preferred stock, $1.00 par value; shares authorized- 2,000,000;
            shares issued - 1,654,930 in June 1999, 1,754,930 in
            December 1998 and June 1998                                              1,655          1,755          1,755
         Common stock, $.02 1/12 par value; shares authorized -
            250,000,000; shares issued - 80,047,987 in June 1999,
            78,374,195 in December 1998 and 78,843,842 in June 1998                  1,668          1,633          1,643
         Additional capital                                                        935,185        908,078        911,251
         Retained earnings                                                         843,223        735,132        658,922
         Accumulated other comprehensive income                                     20,950         18,738         10,211
         Treasury stock, at cost, 44,382 shares in June 1999,
            46,667 in December 1998, and 48,973 in June 1998                        (2,478)        (2,605)        (2,748)
                                                                             -------------  -------------  -------------
                        Total Shareholders' Equity                               1,800,203      1,662,731      1,581,034
                                                                             -------------  -------------  -------------
                                                                             $   4,176,895  $   4,257,097  $   4,271,485
                                                                             =============  =============  =============
See "Notes to Consolidated Financial Statements."

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED, IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                          Quarter Ended           Two Quarters Ended        Four Quarters Ended
                                                     ------------------------  -------------------------  -----------------------
                                                       June 27,     June 28,     June 27,     June 28,     June 27,     June 28,
                                                         1999         1998        1999          1998         1999         1998
                                                     -----------  -----------  -----------   -----------  ----------- -----------
OPERATING  REVENUE
       Advertising
            Retail                                   $   266,146  $   267,382  $   514,732   $   507,927  $ 1,096,078 $ 1,083,314
            General                                       81,100       65,353      155,957       129,037      288,751     262,225
            Classified                                   271,720      263,122      533,624       523,877    1,021,502   1,017,569
                                                     -----------  -----------  -----------   -----------  ----------- -----------
                 Total                                   618,966      595,857    1,204,313     1,160,841    2,406,331   2,363,108
       Circulation                                       145,183      147,647      291,940       296,244      583,225     597,530
       Other                                              45,517       35,788       84,212        66,090      159,653     126,836
                                                     -----------  -----------  -----------   -----------  ----------- -----------
                 Total Operating Revenue                 809,666      779,292    1,580,465     1,523,175    3,149,209   3,087,474

OPERATING COSTS
       Labor and employee benefits                       308,493      302,582      613,592       594,499    1,220,074   1,198,138
       Newsprint, ink and supplements                    121,945      133,973      248,815       264,607      513,362     527,363
       Other operating costs                             175,244      168,910      341,259       331,278      679,095     670,982
       Depreciation and amortization                      48,499       46,702       95,652        92,479      191,225     179,797
                                                     -----------  -----------  -----------   -----------  ----------- -----------
                 Total Operating Costs                   654,181      652,167    1,299,318     1,282,863    2,603,756   2,576,280
                                                     -----------  -----------  -----------   -----------  ----------- -----------

OPERATING INCOME                                         155,485      127,125      281,147       240,312      545,453     511,194
                                                     -----------  -----------  -----------   -----------  ----------- -----------
OTHER INCOME (EXPENSE)
       Interest expense                                  (24,038)     (26,875)     (48,802)      (54,836)     (99,902)   (118,841)
       Interest expense capitalized                        1,006        1,251        3,323         2,401        5,438       4,628
       Interest income                                     1,110        1,265        1,540         2,883        2,073       5,602
       Equity in earnings of unconsolidated
              companies and joint ventures                 3,960        8,496        8,828        12,835       19,302      19,862
       Minority interests in earnings of
               consolidated subsidiaries                  (2,860)      (2,549)      (5,459)       (5,030)     (11,178)    (11,136)
       Other, net                                          9,810        4,407        8,910        86,160       11,492     152,014
                                                     -----------  -----------  -----------   -----------  ----------- -----------
                 Total                                   (11,012)     (14,005)     (31,660)       44,413      (72,775)     52,129
                                                     -----------  -----------  -----------   -----------  ----------- -----------

Income before income taxes                               144,473      113,120      249,487       284,725      472,678     563,323
Income taxes                                              57,887       46,195      100,034       116,363      185,956     234,865
                                                     -----------  -----------  -----------   -----------  ----------- -----------
Income from continuing operations                         86,586       66,925      149,453       168,362      286,722     328,458
Gain on sales of discontinued BIS operations,
       net of applicable income taxes of $43,752
       for the quarter and two quarters ended 1998
       and applicable income taxes of $52,117 for the
       four quarters ended 1998                                        60,042                     60,042                   75,303
Income/(loss) from discontinued BIS operations,
        net of applicable income taxes/(benefits)
        of $133 for the two quarters ended 1998
        and $1,483 for the four quarters ended 1998                                                  184                    1,810
                                                     -----------  -----------  -----------   -----------  ----------- -----------

                 Net income                          $    86,586  $   126,967  $   149,453   $   228,588  $   286,722 $   405,571
                                                     ===========  ===========  ===========   ===========  =========== ===========
EARNINGS PER SHARE
Basic:
Income from continuing operations attributable
       to common stock (Note 5)                      $      1.04  $      0.81  $      1.80   $      2.04  $      3.46 $      3.82
Net gain on sale of discontinued
       BIS operations                                                    0.76                       0.76                     0.92
Income from discontinued BIS operations, net                                                                                 0.02
                                                     -----------  -----------  -----------   -----------  ----------- -----------

                 Net income attributable
                   to common stock (Note 5)          $      1.04  $      1.57  $      1.80   $      2.80  $      3.46 $      4.76
                                                     ===========  ===========  ===========   ===========  =========== ===========
Diluted:
Income from continuing operations                    $      0.88  $      0.68  $      1.53   $      1.70  $      2.94 $      3.22
Net gain on sale of discontinued
       BIS operations                                                    0.61                       0.61                     0.74
Income from discontinued BIS operations, net                                                                                 0.02
                                                     -----------  -----------  -----------   -----------  ----------- -----------

                 Net income                          $      0.88  $      1.29  $      1.53   $      2.31  $      2.94 $      3.98
                                                     ===========  ===========  ===========   ===========  =========== ===========

DIVIDENDS DECLARED PER COMMON SHARE                  $      0.23  $      0.20  $      0.43   $      0.40  $      0.83 $      0.80
                                                     ===========  ===========  ===========   ===========  =========== ===========
AVERAGE SHARES OUTSTANDING (000s)
       Basic                                              79,000       78,600       78,713        79,275       78,601      82,253
                                                     ===========  ===========  ===========   ===========  =========== ===========
       Diluted                                            97,847       98,159       97,583        98,859       97,538     101,879
                                                     ===========  ===========  ===========   ===========  =========== ===========

See "Notes to Consolidated Financial Statements."

Consolidated Statement of Cash Flows
(Unaudited, in thousands of dollars)
                                                                     Quarter Ended    Two Quarters Ended      Four Quarters Ended
                                                                ------------------- ----------------------- -----------------------
                                                                 June 27,  June 28,  June 27,     June 28,    June 27,    June 28,
                                                                   1999     1998       1999         1998        1999        1998
                                                                --------- --------- ----------- ----------- ----------- -----------
CASH PROVIDED BY (REQUIRED FOR) OPERATING ACTIVITIES
       Net income                                               $  86,586 $ 126,967 $   149,453 $   228,588 $   286,722 $   405,571
       Noncash items deducted from (included in) income:
             Gains on sale of investee/subsidiaries                                                 (75,251)               (136,576)
             Net gain on sale of discontinued
               BIS operations                                               (60,042)                (60,042)                (75,303)
             Depreciation                                          28,671    27,114      56,464      53,041     105,373     102,228
             Amortization of excess of cost over
                   net assets acquired                             16,854    16,157      33,561      32,521      67,075      63,512
             Amortization of other assets                           2,974     3,431       5,627       6,917      18,777      14,057
             Deferred tax benefit                                  (2,187)   (1,538)     (3,856)     (2,779)     (9,521)    (17,943)
             Provision for bad debt                                 6,389     4,905      11,830      10,124      22,560      24,334
             Earnings from investees in excess of distributions    (3,258)   (9,047)     (7,375)    (12,544)    (16,687)    (23,053)
             Minority interests in earnings of
                consolidated subsidiaries                           2,860     2,549       5,459       5,030      11,178      11,136
             Other items, net                                        (518)    3,849       5,231       7,247      16,560      34,478
       Change in certain assets and liabilities:
             Accounts receivable                                  (33,651)  (10,594)     (3,331)     15,466     (58,724)    (29,172)
             Inventories                                            9,523     2,731      11,748     (12,974)     15,324      (3,593)
             Other current assets                                   3,712     4,362       6,474      10,001        (231)       (444)
             Accounts payable                                      (8,565)   10,588     (44,259)     13,335     (77,893)     21,929
             Federal and state income taxes                       (23,377)  (53,703)     15,640      12,733     (49,327)    (36,894)
             Other liabilities                                         66    (6,271)      7,915     (35,486)     20,619      13,496
                                                                --------- --------- ----------- ----------- ----------- -----------
                   Net Cash Provided by Operating Activities       86,079    61,458     250,581     195,927     351,805     367,763
                                                                --------- --------- ----------- ----------- ----------- -----------
CASH PROVIDED BY (REQUIRED FOR) INVESTING ACTIVITIES
       Proceeds from sales of businesses                                                             58,125                 108,616
       Proceeds from sale of discontinued BIS operations                    125,000                 125,000                 541,983
       Change in net noncurrent assets of discontinued
         BIS operations                                                                                 520                  (3,353)
       Acquisition of businesses                                   (2,303)              (32,741)     (1,250)    (32,766)     (3,350)
       Acquisition of other investments                           (10,052)   (3,251)    (22,653)     (4,240)    (55,284)    (20,798)
       Proceeds from sales of securities available for sale        21,942     2,511      30,760       2,511      32,568     113,426
       Proceeds from sale of other investments                     43,316                43,316                  43,316
       Additions to property, plant and equipment                 (24,264)  (46,839)    (49,422)    (77,533)   (103,914)   (123,486)
       Other items, net                                             8,059     4,040       7,183       2,277       7,410      15,637
                                                                --------- --------- ----------- ----------- ----------- -----------
                   Net Cash Provided by (Required for)
                     Investing Activities                          36,698    81,461     (23,557)    105,410    (108,670)    628,675
                                                                --------- --------- ----------- ----------- ----------- -----------
CASH PROVIDED BY (REQUIRED FOR) FINANCING ACTIVITIES
       Proceeds from sale of commercial paper,
             notes payable and senior notes payable               388,066   885,060   1,338,921     885,060   1,368,787   1,391,944
       Payment of total debt                                     (785,497) (989,947) (1,539,872) (1,017,325) (1,579,733) (1,684,947)
                                                                --------- --------- ----------- ----------- ----------- -----------
                               Net Change in Total Debt          (397,431) (104,887)   (200,951)   (132,265)   (210,946)   (293,003)
       Payment of common and preferred cash dividends             (22,176)  (19,204)    (41,362)    (38,718)    (79,796)    (80,077)
       Sale of common stock to employees                           13,874     9,168      23,063      22,475      44,999      51,242
       Purchase of treasury stock                                            (7,904)               (207,529)    (48,004)   (587,178)
       Other items, net                                           (15,046)   (3,792)     (5,797)     (9,037)    (17,129)    (19,426)
                                                                --------- --------- ----------- ----------- ----------- -----------
                   Net Cash (Required for)
                     Financing Activities                        (420,779) (126,619)   (225,047)   (365,074)   (310,876)   (928,442)
                                                                --------- --------- ----------- ----------- ----------- -----------
                               Net Increase (Decrease) in Cash   (298,002)   16,300       1,977     (63,737)    (67,741)     67,996
 Cash and short-term cash
       investments at beginning of the period                     326,815    80,254      26,836     160,291      96,554      28,558
                                                                --------- --------- ----------- ----------- ----------- -----------
 Cash and short-term cash
       investments at end of the period                         $  28,813 $  96,554 $    28,813 $    96,554 $    28,813 $    96,554
                                                                ========= ========= =========== =========== =========== ===========


 Consolidated Statement of Cash Flows (CONT.)
 (Unaudited, in thousands of dollars)
                                                                     Quarter Ended    Two Quarters Ended      Four Quarters Ended
                                                                ------------------- ----------------------- -----------------------
                                                                 June 27,  June 28,  June 27,     June 28,    June 27,    June 28,
                                                                   1999     1998       1999         1998        1999        1998
                                                                --------- --------- ----------- ----------- ----------- -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
Non cash investing activities
       Securities received as proceeds on the sale of investee                                    $  37,678             $    37,678
Non cash financing activities
       Conversion of preferred stock held by Disney
         to common stock
                   Preferred Stock                              $    (100)          $      (100)            $    (100)
                   Additional Capital                             (37,508)              (37,508)              (37,508)
       Issuance of common stock upon conversion
         of preferred stock
                   Common Stock                                        21                    21                    21
                   Additional Capital                              37,587                37,587                37,587


                                        7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter, two quarters and four quarters ended June 27, 1999 are not necessarily indicative of the results that may be expected for the year ending December 26, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 27, 1998.

Certain amounts in 1998 have been reclassified to conform to the 1999 presentation.

NOTE 2 - COMPREHENSIVE INCOME

The following table sets forth the computation of comprehensive income (in thousands):

                                                           Quarter Ended           Two Quarters Ended        Four Quarters Ended
                                                       ----------------------    ----------------------    ----------------------
                                                       June 27,      June 28,     June 27,    June 28,     June 27,      June 28,
                                                         1999          1998        1999         1998         1999          1998
                                                       ---------    ---------    ---------    ---------    ---------    ---------
Net income                                             $  86,586    $ 126,967    $ 149,453    $ 228,588    $ 286,722    $ 405,571

Unrealized gains(losses) on securities available for sale:
      Change in unrealized gains, net of related taxes    (1,351)       7,302       11,394       10,954       13,660       10,379
      Less: reclassification adjustment for gains
            realized in net income                        (6,911)        (743)      (9,182)        (743)      (2,921)      (3,678)
                                                       ---------    ---------    ---------    ---------    ---------    ---------
Other comprehensive income                                (8,262)       6,559        2,212       10,211       10,739        6,701
                                                       ---------    ---------    ---------    ---------    ---------    ---------
Total comprehensive income                             $  78,324    $ 133,526    $ 151,665    $ 238,799    $ 297,461    $ 412,272
                                                       =========    =========    =========    =========    =========    =========


NOTE 3  -  DEBT

   (In Thousands of Dollars)
                                                        Effective
                                                         Interest                                Balance At
                                                         Rate At            ---------------------------------------------------
                                                         June 27,             June 27,           December 27,        June 28,
                                                           1999                 1999                1998               1998
                                                        ---------           -----------          -----------        -----------
   Commercial paper, net of discount (a)                    5.1%            $   438,179          $   917,533        $   887,667
   Debentures, net of discount (b)                         10.0%                198,381              198,299            198,216
   Debentures, net of discount (c)                          7.6%                 94,483               94,386             94,288
   Debentures, net of discount (d)                          7.0%                296,743
   Notes payable, net of discount (e)                       8.5%                119,857              119,777            159,697
   Notes payable, net of discount (f)                       6.8%                 98,092               97,978             97,865
   Senior notes, net of discount (g)                        6.3%                 99,355               99,305             99,255
                                                                            -----------          -----------        -----------
                               Total Debt (h)               6.9%              1,345,090            1,527,278          1,536,988
   Less amounts classified as current                                            99,591              198,277            289,429
                                                                            -----------          -----------        -----------

                               Total long-term debt         6.9%            $ 1,245,499          $ 1,329,001        $ 1,247,559
                                                                            ===========          ===========        ===========

   (a) Commercial paper is supported by $900 million of revolving credit and term loan agreements, $500 million of which matures on June 22, 2003 and $400 million of which matures June 22, 2000.
   (b)   Represents $200 million of a 20-year 9 7/8% debenture due in 2009.
   (c)   Represents $100 million of a 7.15% debenture due in 2027.
   (d)   Represents $300 million of a 6.875% debenture due in 2029.
   (e) Represents $120 million of 8 1/2% notes payable at June 1999 and December 1998, and $160 million at June 1998. These notes are subject to mandatory annual repayments, commencing in 1998 through maturity in 2001. Annual maturities are represented under current liabilities.
   (f)   Represents $100 million of a 6.625% note due in 2007.
   (g)   Represents $100 million of 10 year 6.3% senior notes due in 2005.
   (h) Interest payments for the six months ended June 1999 and June 1998 were $43.3 million and $69.0 million, respectively.

NOTE 4 - INCOME TAX PAYMENTS

Income tax payments for the two quarters ended June 27, 1999 and June 28, 1998, were $90.0 million and $112.6 million, respectively. Payments in 1998 include the tax impact resulting from one-time gains on the sale of the balance of the company's jointly owned cable systems and its newspaper in Gary, Indiana.

NOTE 5 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

                                                                 Quarter Ended       Two Quarters Ended    Four Quarters Ended
                                                               -------------------   -------------------   -------------------
                                                               June 27,   June 28,   June 27,   June 28,   June 27,   June 28,
                                                                1999        1998       1999       1998       1999       1998
                                                               --------   --------   --------   --------   --------   --------
Income from continuing operations                              $ 86,586   $ 66,925   $149,453   $168,362   $286,722   $328,458

Less dividends on preferred stock                                 4,036      3,510      7,546      7,020     14,566     14,039
                                                               --------   --------   --------   --------   --------   --------
Income from continuing operations attributable to common stock $ 82,550   $ 63,415   $141,907   $161,342   $272,156   $314,419
                                                               ========   ========   ========   ========   ========   ========

Average shares outstanding (basic)                               79,000     78,600     78,713     79,275     78,601     82,253
                                                               --------   --------   --------   --------   --------   --------

Effect of dilutive securities:
     Convertible preferred stock                                 17,383     17,549     17,465     17,549     17,507     17,549
     Stock options                                                1,464      2,010      1,405      2,035      1,430      2,077
                                                               --------   --------   --------   --------   --------   --------
Average shares outstanding (diluted)                             97,847     98,159     97,583     98,859     97,538    101,879
                                                               --------   --------   --------   --------   --------   --------

Earnings per share from continuing operations (basic)          $   1.04   $   0.81   $   1.80   $   2.04   $   3.46   $   3.82
                                                               ========   ========   ========   ========   ========   ========

Earnings per share from continuing operations (diluted)        $   0.88   $   0.68   $   1.53   $   1.70   $   2.94   $   3.22
                                                               ========   ========   ========   ========   ========   ========

Income from continuing operations attributable to common stock for the two quarters and the four quarters ended June 28, 1998 and the quarter ended March 28, 1999 have been restated to separately identify dividends on preferred stock. Related amounts were previously included with dividends on common stock.

The Walt Disney Company received 1.75 million shares of series B convertible preferred stock in payment for the newspapers the company purchased from them on May 9, 1997. During June 1999, Walt Disney Company converted 100,000 of these shares into 1.0 million common shares. In July 1999, Walt Disney Company converted an additional 100,000 shares of series B convertible preferred stock into common stock.

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

On August 27, 1998, the NLRB affirmed certain unfair labor practice findings against The Detroit News and the Agency, and reversed certain findings of unfair labor practices against the Agency. The Agency and the newspapers filed a motion to reconsider with the NLRB, which was denied on March 4, 1999. The Agency, the newspapers and the unions filed appeals to the U.S. Court of Appeals for the District of Columbia Circuit. The case is pending in the U.S. Court of Appeals. There is no briefing schedule yet, nor has a hearing date been set for oral argument.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE SECOND QUARTER

SECOND QUARTER 1999 COMPARED WITH SECOND QUARTER 1998 AND THE YEAR TO DATE RESULTS ENDED JUNE 27, 1999 COMPARED WITH THE YEAR TO DATE RESULTS ENDED JUNE 28, 1998.

Diluted earnings per share from continuing operations was $.88, up $.20, or 29.4%, from the $.68 reported last year. Excluding one-time gains on investments, relocation and severance costs and other non-recurring items in both 1999 and 1998, earnings per share from continuing operations for the second quarter of 1999 was $.83, up $.10, or 13.7% from $.73 per diluted share in 1998. Non-recurring items for the second quarter of 1999 included investment gains totaling $.07 per share on the sale of Zip2 Corp. and AT&T stock, net of adjustments to the carrying value of certain investments and severance costs of $.02 per share. Non-recurring items in 1998 included corporate relocation costs of $.07 per share and settlements on 1997 newspaper sales of $.02 per share.

Diluted earnings per share from continuing operations for the first two quarters of 1999 was $1.53, down $.17, or 10.0%, from $1.70 for the first two quarters of 1998. Excluding non-recurring items, earnings per share from continuing operations was $1.49, up $.19, or 14.6%, from $1.30 for the first two quarters of 1998. Non-recurring items for the first two quarters of 1999 included investment gains totaling $.07 per share and severance costs of $.03 per share. For 1998, non-recurring items consisted of investment gains of $0.45 per share on the sale of the balance of the company's cable investment and its newspaper business in Gary, Indiana, corporate relocation costs of $.07 per share and settlements on 1997 newspaper sales of $.02 per share.

Net income from continuing operations in the second quarter was $86.6 million, up $19.7 million, or 29.4%, from the same period last year. Excluding non-recurring items, net income from continuing operations for the second quarter was $81.3 million, up 13.0% from 1998, and for the year to date, was $145.5 million, down $17.1 million, or 13.3%.

OPERATING REVENUE

Advertising revenue increased $23.1 million, or 3.9% from the second quarter last year and $43.5 million, or 3.7%, year to date. This reflected improvements in the general and classified categories for the quarter and all advertising revenue categories year to date.

General advertising revenue was up $15.7 million, or 24.1%, from the second quarter last year. General revenue improved in most markets with strong gains in Philadelphia, San Jose, Miami, Fort Worth, and Saint Paul, up $4.3 million, $2.7 million, $2.2 million, $1.5 million and $1.3 million, respectively. Year to date general advertising revenue was up $26.9 million, or 20.9%. National automotive, telecommunications, Internet, and travel advertising contributed to the growth.

Classified advertising revenue improved $8.6 million, or 3.3%, from the second quarter last year and $9.7 million, or 1.9% year to date. All classified revenue categories were above the prior year, with the exception of help wanted, which was down 0.2% for the quarter and 1.6% year to date.

Retail advertising revenue decreased by $1.2 million, or 0.5%, from second quarter 1998, but increased $6.8 million, or 1.3%, from year to date 1998. The largest declines for the quarter were in Miami and Detroit, down $1.6 million and $1.1 million respectively. Retail advertising results were mixed for the first two quarters of the year with the strongest gains in Fort Worth, Contra Costa, and Charlotte, up $2.5 million, $2.0 million and $1.8 million, respectively. The largest declines year to date were in Kansas City and Miami, down $1.7 and $1.3 million, respectively.

Circulation revenue for the second quarter was down $2.5 million, or 1.7%, from 1998, and decreased $4.3 million, or 1.5%, for the year to date. For the quarter, there was a 2.3% decrease in seven-day circulation, offset by a 0.7 % increase in average rate. For the year to date, there was a 2.3% decrease in seven-day circulation, offset by a 0.9% increase in average rate.

Other revenue increased by $9.7 million, or 27.2%, from the prior year quarter and $18.1 million, or 27.4%, from year to date 1998. The improvement for the second quarter and year to date was due to greater specialized publication and on-line revenue. The increase in specialized publication revenues was a result of Philadelphia's acquisition of ProMedia in the first quarter of 1999.

OPERATING COSTS

Labor and employee benefit costs increased $5.9 million, or 2.0%, from the second quarter 1998 and $19.1 million, or 3.2%, for the year to date. Excluding 1999 severance costs and 1998 corporate relocation costs, labor and employee benefit costs increased $14.7 million, or 5.0% from second quarter 1998. The average wage rate increased 2.4% compared to the second quarter of 1998 while the workforce remained flat compared to the prior year. The remainder of the increase was due to increases in employee benefit expense and bonuses. On this same basis, year to date labor and employee benefit costs were up $25.6 million, or 4.4%, higher than 1998, on a 2.5% increase in the average wage rate and a 0.2% decrease in the workforce.

Newsprint, ink and supplement costs decreased $12.0 million, or 9.0% from second quarter on a 9.7% decrease in the average newsprint price, offset in part by a 0.2% increase in newsprint consumption. Year to date costs were down $15.8 million, or 6.0%, on a 5.7% decrease in the average newsprint price and a 0.4% decrease in newsprint consumption.

Other operating costs increased $6.3 million, or 3.8%, from second quarter 1998 and $10.0 million, or 3.0%, year to date. These increases were primarily attributable to new event marketing, special publication, and circulation initiatives in Philadelphia.

Depreciation and amortization increased $1.8 million, or 3.9%, from second quarter 1998 and $3.2 million, or 3.4%, year to date 1998. The increase was due to the accelerated writedown of equipment in Miami related to the installation of new presses.

NON-OPERATING ITEMS

Interest expense, net of interest income and capitalized interest, decreased $2.4 million, or 10.0%, from second quarter 1998, and decreased $5.6 million, or 11.3%, for the year to date. The quarter's decrease was due to decreased debt levels and lower interest rates resulting from the second quarter 1998 debt refinancing. The average debt balance for the quarter decreased $23.7 million, or 1.6%, from the second quarter of last year and $126.1 million, or 8.0%, from year to date 1998.

Equity in earnings of unconsolidated companies and joint ventures was down $4.5 million in the second quarter and down $4.0 million year to date. The quarter's decrease was due to lower earnings from the company's newsprint mill investments, down $1.5 million, lower earnings from The Seattle Times, down $1.3 million, and a $1.8 million decline in earnings from Infinet. The newsprint mill investments were affected by lower newsprint prices in 1999.

The "Other, net" line of the non-operating section reflects an increase of $5.4 million from the second quarter of 1998. The increase included 1999 net gains on the sale of investments of $11.2 million, offset by a $3.1 million settlement recorded in 1998. Excluding these items from 1999 and 1998, "Other, net" declined $2.7 million for the second quarter 1999. Year to date, "Other, net" was down $77.3 million. The decline was primarily due to the investment gains of $75.3 million on the sale of the balance of the company's cable investment and its newspaper in Gary, Indiana.

The effective tax rate on continuing operations was 40.1% in the quarter ended June 27, 1999 compared to 40.8% for the comparable quarter in 1998. The effective tax rate on continuing operations for the year to date was 40.1% in 1999 compared to 40.9% in 1998. Excluding one-time gains in 1998, the effective tax rate was 41.1%.

OTHER

The company did not repurchase any common stock during the first and second quarters of 1999. The company has authorization to repurchase approximately 3.2 million shares and will consider market opportunities for share repurchases. During June 1999, The Walt Disney Company (Disney) converted 100,000 shares of the company's series B convertible preferred stock into common stock, which Disney subsequently sold. Disney received 1,754,930 shares of the company's series B convertible preferred stock pursuant to the company's acquisition of four newspapers from Disney on May 9, 1997.

LIQUIDITY

Net cash provided by operating activities increased by $24.6 million in the second quarter of 1999 from $61.5 million in the second quarter of 1998. The increase was attributed to higher earnings, excluding the gain on the sale of discontinued operations in 1998. Net cash provided by investing activities decreased by $44.8 million from the second quarter of 1998, largely due to proceeds from the 1998 sale of Technimetrics, Inc. Cash and short term cash investments were down $67.7 million from June 28, 1998, but up $2.0 million from year-end 1998. Total debt decreased $182.2 million from December 27, 1998 and declined $191.9 million from June 28, 1998.

Total-debt-to-total-capital ratio was 42.8% compared to 47.9% at year end and 49.3% in June 1998. Approximately $460.0 million in aggregate unused credit lines remained at the end of the quarter. The ratio of current assets to current liabilities was 0.9:1 at June 27, 1999, 0.8:1 at December 27, 1998, and 0.7:1 at June 28, 1998.

YEAR 2000 READINESS DISCLOSURE

All Year 2000 statements in this Form 10-Q are Year 2000 Readiness Disclosures under the Year 2000 Information and Readiness Disclosure Act (the "Act").

The Year 2000 ("Y2K") issue results from computer programs using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure, disruption of operations, and/or a temporary inability to conduct normal business activities.

In the spring of 1997, the company initiated a comprehensive project to address Y2K issues. The Y2K project has been divided into five phases: Scope Definition, Impact Assessment, Conversion, Testing and Implementation.

To implement this project, the company established a Y2K Project Management Office ("PMO") to act as a central point of coordination for Y2K activity, chaired by the vice president and chief information officer, who reports directly to the chief executive officer. The PMO team includes executive management and employees with expertise from various disciplines. At each business unit, a Y2K coordinator has been appointed to direct all local Y2K activities. The Y2K coordinator works closely with the PMO team and local executive management and employees. Organization-wide support is also provided through special forums for Y2K coordinators. The company also engaged experts to assist in developing work plans and cost estimates to complete remediation activities. The company's Internal Audit Department also reviews periodically the project status at the business units.

The Scope Definition Phase, completed in June 1997, determined that the Y2K project would encompass both Information Technology ("IT") and non-IT assets (embedded chips), including: software, microprocessor-based hardware (including embedded chips found in facilities and production environments) and significant suppliers, customers and other relevant third parties.

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

For systems developed in-house, regression and other Y2K data testing is done as appropriate after Y2K remediation is complete. Results of regression testing are documented and compared to previous baseline results. Upon successful completion of the Testing Phase, the systems will be implemented in the live production environment (Implementation Phase). As of June 30, 1999 the Conversion, Testing and Implementation Phases were 80% complete, and the company expects that the balance will be completed no later than September 30, 1999.

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

The total cost of the Y2K project currently is estimated to range from $55 million to $65 million and is being funded with operating cash flows. Approximately 65% of the total will relate to purchased hardware and software, which will be capitalized. The remainder will be expensed as incurred. Expenditures through June 27, 1999 totaled $47.4 million, of which approximately 65% has been capitalized. In certain cases, an expedited system replacement schedule will also bring enhanced functionality and should serve to reduce future capital requirements. The company believes that the acceleration of certain projects has not resulted in the deferral of other IT projects, which would have a material impact on the financial condition and results of operation.

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


OUTLOOK FOR THE REMAINDER OF THE YEAR

Looking ahead to the third quarter and the full year, the company anticipates advertising growth will be moderately above 1998. The cost of newsprint is lower than originally anticipated as the expected price increases look to be smaller and are occurring later than previously thought.

Certain statements contained herein are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, that could cause actual results and events to differ materially from those anticipated.

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

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

Refer to Part 1, Item 1, Note 6, incorporated herein by reference, for a discussion of legal proceedings relating to the Detroit Free Press.

Item 4.   Submission of Matters to a Vote of Security Holders

(a) The Company's Annual Meeting of Shareholders was held on May 12, 1999. The results of the voting with respect to matters presented at the Annual Meeting were as follows:

                                                        Common Stock Voted
                                                   ----------------------------
                                                   For      Against    Withheld
                                                   ---      -------    --------
(b)       Election of Directors
          For a three- year term ending 2002:
          James I. Cash, Jr.                    71,284,121     0       1,082,122
          P. Anthony Ridder                     71,164,379     0       1,201,864
          Randall L. Tobias                     71,289,063     0       1,077,180

          Continuing Directors:

          Joan Ridder Challinor
          Alvah H. Chapman, Jr.
          Gonzalo F. Valdes-Fauli
          Kathleen Foley Feldstein
          Thomas P. Gerrity
          Barbara Barnes Hauptfuhrer
          M. Kenneth Oshman
          John L. Weinberg

(c) Ratification of the appointment of Ernst & Young LLP as independent auditors of the company for the year 1999:

                                     Common Stock Voted
                 -----------------------------------------------------------
                 For           Against       Abstained      Broker Non-votes
                 ---           -------       ---------      ----------------

              71,850,006       294,612        221,625            None

         Approval of an amendment of the Employees Stock Option Plan to increase the number of shares of Common Stock available for grant:

                                     Common Stock Voted
                 -----------------------------------------------------------
                 For           Against       Abstained      Broker Non-votes
                 ---           -------       ---------      ----------------

              55,227,214    14,725,915        339,239          2,073,875

         Approval of an amendment of the Employees Stock Purchase Plan to increase the number of shares of Common Stock available for purchase:

                                     Common Stock Voted
                 -----------------------------------------------------------
                 For           Against       Abstained      Broker Non-votes
                 ---           -------       ---------      ----------------

              68,662,170     1,334,366        295,832          2,073,875

         Vote on shareholder proposal concerning executive compensation:

                                     Common Stock Voted
                 -----------------------------------------------------------
                 For           Against       Abstained      Broker Non-votes
                 ---           -------       ---------      ----------------

              12,463,209    56,951,992        877,167          2,073,875


Item 6.  Exhibits and Reports of Form 8-K

         (a)  Exhibits Filed

                  No. 3 (ii) By-Laws (As Amended through May 12, 1999)

                  No. 27 - Financial Data Schedule

         (b)  Reports on Form 8-K

                  There were no reports on Form 8-K filed during the quarter ended June 27, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             KNIGHT-RIDDER, INC.
                                             (Registrant)


Date:  August 11, 1999

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