Form 10-Q
period 1999-09-26
KNIGHT RIDDER INC
filed 1999-11-08
CIK 205520

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  SEPTEMBER 26, 1999
                                 ------------------

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

Yes   [X]      No    [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.02 1/12 Par Value 83,936,622 shares as of November 3, 1999.

                         Table of Contents for Form 10-Q

                                                                           Page
                                                                           ----


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)
                      Consolidated Balance Sheet                           3-4
                      Consolidated Statement of Income                     5
                      Consolidated Statement of Cash Flows                 6-7
                      Notes to Consolidated Financial Statements           8-11

Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                 12-15

Item 3.    Quantitative and Qualitative Disclosures about Market Risk      16

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                               17

Item 6.    Exhibits and Reports on Form 8-K                                17


SIGNATURE                                                                  18

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET
(UNAUDITED IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                 September 26,     December 27,
                                                                     1999             1998
                                                                --------------    --------------
ASSETS
Current Assets
       Cash, including short-term cash investments of $0 at
           September 1999 and $4,159 at December 1998           $       31,704    $       26,836
       Accounts receivable, net of allowances of $15,486
           at September 1999 and $15,738 at December 1998              392,163           386,455
       Inventories                                                      43,075            59,109
       Prepaid expense                                                   7,556            14,078
       Other current assets                                             38,343            39,213
                                                                --------------    --------------
                       Total Current Assets                            512,841           525,691
                                                                --------------    --------------

Investments and Other Assets
       Equity in unconsolidated companies and joint ventures           199,976           201,120
       Other                                                           196,760           243,586
                                                                --------------    --------------
                       Total Investments and Other Assets              396,736           444,706
                                                                --------------    --------------

Property, Plant and Equipment
       Land and improvements                                            94,853            93,781
       Buildings and improvements                                      489,985           484,367
       Equipment                                                     1,195,993         1,175,044
       Construction and equipment installations in progress            111,373            84,559
                                                                --------------    --------------
                                                                     1,892,204         1,837,751
       Less accumulated depreciation                                  (829,319)         (764,750)
                                                                --------------    --------------
                       Net Property, Plant and Equipment             1,062,885         1,073,001

Excess of Cost Over Net Assets Acquired and Other Intangibles
       Less accumulated amortization of $314,479 in
           September 1999 and $264,001 in December 1998              2,191,575         2,213,699
                                                                --------------    --------------
                       Total                                    $    4,164,037    $    4,257,097
                                                                ==============    ==============

See "Notes to Consolidated Financial Statements".


CONSOLIDATED BALANCE SHEET (CONT.)
(UNAUDITED IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                                       1999              1998
                                                                                   -----------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
       Accounts payable                                                            $   123,994    $   164,558
       Accrued expenses and other liabilities                                          141,090        111,088
       Accrued compensation and amounts withheld from employees                        116,870        112,827
       Federal and state income taxes                                                   17,917
       Deferred revenue                                                                 72,031         67,006
       Short-term borrowings and current portion of long-term debt                      99,591        198,277
                                                                                   -----------    -----------
                       Total Current Liabilities                                       571,493        653,756
                                                                                   -----------    -----------

Noncurrent Liabilities
       Long-term debt                                                                1,172,537      1,329,001
       Deferred federal and state income taxes                                         300,305        293,015
       Postretirement benefits other than pensions                                     150,192        147,118
       Employment benefits and other noncurrent liabilities                            150,665        168,974
                                                                                   -----------    -----------
                       Total Noncurrent Liabilities                                  1,773,699      1,938,108
                                                                                   -----------    -----------

Minority Interests in Consolidated Subsidiaries                                          3,861          2,502

Commitments and Contingencies (Note 6)

Shareholders' Equity
       Preferred stock, $1.00 par value; shares authorized - 2,000,000;
           shares outstanding - 1,374,100 at September 1999
           and 1,754,930 at December 1998                                                1,374          1,755
       Common stock, $.02 1/12 par value; shares authorized -
           250,000,000; shares outstanding - 82,328,432 at
           September 1999 and 78,374,195 at December 1998                                1,715          1,633
       Additional capital                                                              938,276        908,078
       Retained earnings                                                               862,801        735,132
       Accumulated comprehensive income                                                 13,242         18,738
       Treasury stock, at cost, 43,416 shares at September
           1999 and 46,667 at December 1998                                             (2,424)        (2,605)
                                                                                   -----------    -----------
                       Total Shareholders' Equity                                    1,814,984      1,662,731
                                                                                   -----------    -----------
                                                                                   $ 4,164,037    $ 4,257,097
                                                                                   ===========    ===========

See "Notes to Consolidated Financial Statements".

CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED, IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                         Quarter Ended              Three Quarters Ended
                                                   --------------------------    ----------------------------
                                                   September 26,  September 27,  September 26,  September 27,
                                                       1999           1998           1999           1998
                                                   -------------  -------------  -------------  -------------
OPERATING REVENUE
     Advertising
         Retail                                    $   256,085    $   254,873    $   770,816    $   762,800
         General                                        69,957         59,728        225,914        188,765
         Classified                                    270,869        257,013        804,493        780,890
                                                   -----------    -----------    -----------    -----------
            Total                                      596,911        571,614      1,801,223      1,732,455
     Circulation                                       143,306        145,093        435,247        441,337
     Other                                              44,522         36,071        128,734        102,161
                                                   -----------    -----------    -----------    -----------
            Total Operating Revenue                    784,739        752,778      2,365,204      2,275,953

OPERATING COSTS
     Labor and employee benefits                       310,100        301,027        923,692        895,526
     Newsprint, ink and supplements                    106,798        128,064        355,613        392,671
     Other operating costs                             169,693        165,741        510,952        497,019
     Depreciation and amortization                      47,171         46,317        142,822        138,796
                                                   -----------    -----------    -----------    -----------
            Total Operating Costs                      633,762        641,149      1,933,079      1,924,012
                                                   -----------    -----------    -----------    -----------
OPERATING INCOME                                       150,977        111,629        432,125        351,941
                                                   -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
     Interest expense                                  (22,422)       (26,030)       (71,224)       (80,866)
     Interest expense capitalized                        1,170            776          4,493          3,177
     Interest income                                       525            225          2,064          3,108
     Equity in earnings of unconsolidated
            companies and joint ventures                 1,230          3,896         10,058         16,731
     Minority interests in earnings of
             consolidated subsidiaries                  (2,482)        (2,507)        (7,941)        (7,537)
     Other, net                                         (1,092)         2,959          7,819         89,119
                                                   -----------    -----------    -----------    -----------
            Total                                      (23,071)       (20,681)       (54,731)        23,732
                                                   -----------    -----------    -----------    -----------

Income before income taxes                             127,906         90,948        377,394        375,673
Income taxes                                            51,697         33,965        151,733        150,328
                                                   -----------    -----------    -----------    -----------
Income from continuing operations                       76,209         56,983        225,661        225,345
Gain on sales of discontinued operations, net of
     applicable income taxes of $43,752                                                              60,042
Income from discontinued operations, net of
     applicable income taxes of $133                                                                    184
                                                   -----------    -----------    -----------    -----------
            Net income                             $    76,209    $    56,983    $   225,661    $   285,571
                                                   ===========    ===========    ===========    ===========

EARNINGS PER SHARE
Basic:
Income from continuing operations                  $      0.90    $      0.68    $      2.70    $      2.72
Net gain on sale of discontinued operations                                                            0.76
Income from discontinued operations, net                                                                 --
                                                   -----------    -----------    -----------    -----------
            Net income                             $      0.90    $      0.68    $      2.70    $      3.48
                                                   ===========    ===========    ===========    ===========
Diluted:
Income from continuing operations                  $      0.78    $      0.58    $      2.31    $      2.29
Net gain on sale of discontinued operations                                                            0.61
Income from discontinued operations, net                                                                 --
                                                   -----------    -----------    -----------    -----------
            Net income                             $      0.78    $      0.58    $      2.31    $      2.90
                                                   ===========    ===========    ===========    ===========
DIVIDENDS  DECLARED PER COMMON SHARE               $      0.23    $      0.20    $      0.66    $      0.60
                                                   ===========    ===========    ===========    ===========

AVERAGE SHARES OUTSTANDING (000s)
     Basic                                              81,366         78,670         79,597         79,074
                                                   ===========    ===========    ===========    ===========

     Diluted                                            97,980         97,746         97,715         98,488
                                                   ===========    ===========    ===========    ===========

See "Notes to Consolidated Financial Statements".

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED, IN THOUSANDS OF DOLLARS)

                                                                            Three Quarters Ended
                                                                     --------------------------------
                                                                     September 26,     September 27,
                                                                         1999              1998
                                                                     --------------    --------------
CASH PROVIDED BY (REQUIRED FOR) OPERATING ACTIVITIES
    Net income                                                       $      225,661    $      285,571
    Noncash items deducted from (included in) income:
       Net gains on sales of investments                                    (11,187)          (75,251)
       Net gain on sale of discontinued BIS operations                            0           (60,042)
       Depreciation and amortization                                        142,832           138,796
       Provision (benefit) for deferred taxes                                 9,150           (11,738)
       Provision for bad debt                                                17,949            15,386
       Earnings from investees in excess of distributions                    (2,273)          (15,804)
       Minority interests in earnings of consolidated subsidiaries            7,941             7,537
       Other items, net                                                      (1,574)           12,061
    Changes in certain assets and liabilities:
       Accounts receivable and other current assets                         (19,221)            1,550
       Inventories                                                           16,034            (6,240)
       Accounts payable and other liabilities                               (21,055)          (85,606)
       Federal and state income taxes                                        25,079           (39,246)
                                                                     --------------    --------------

          Net Cash Provided by Operating Activities                         389,336           166,974
                                                                     --------------    --------------

 CASH PROVIDED BY (REQUIRED FOR) INVESTING ACTIVITIES

    Proceeds from sales of investments                                       91,963            62,444
    Proceeds from sale of discontinued BIS operations                             0           125,000
    Change in net noncurrent assets of discontinued BIS operations                0               520
    Acquisition of businesses                                               (37,737)           (1,250)
    Acquisition of other investments, net                                   (30,300)                0
    Additions to property, plant and equipment                              (66,976)         (106,312)
    Other items, net                                                         (5,543)           (7,788)
                                                                     --------------    --------------

          Net Cash Provided by (Required for) Investing Activities          (48,593)           72,614
                                                                     --------------    --------------

CASH PROVIDED BY (REQUIRED FOR) FINANCING ACTIVITIES
    Proceeds  from sale of commercial paper, notes payable and
       senior notes payable                                               2,013,549           952,756
    Reduction of total debt                                              (2,268,699)       (1,057,325)
                                                                     --------------    --------------
       Net Change in Total Debt                                            (255,150)         (104,569)
    Payment of cash dividends                                               (63,573)          (57,994)
    Sale of common stock to employees                                        28,626            27,369
    Purchase of treasury stock                                              (38,004)         (238,027)
    Other items, net                                                         (7,774)           (6,305)
                                                                     --------------    --------------

          Net Cash Required for Financing Activities                       (335,875)         (379,526)
                                                                     --------------    --------------
               Net Increase (Decrease) in Cash                                4,868          (139,938)
 Cash and short-term cash
    investments at beginning of the period                                   26,836           160,291
                                                                     --------------    --------------
 Cash and short-term cash
    investments at end of the period                                 $       31,704    $       20,353
                                                                     ==============    ==============


CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED, IN THOUSANDS OF DOLLARS)

                                                                            Three Quarters Ended
                                                                      -----------------------------
                                                                      September 26,  September 27,
                                                                          1999           1998
                                                                      -------------- --------------
SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing activities
    Securities received as proceeds on the sale of investee           $          0   $      37,678
Non-cash financing activities
    Conversion of preferred stock to common stock
          Preferred stock                                                     (381)
          Additional capital                                              (142,843)
    Issuance of common stock upon conversion of preferred stock
          Common stock                                                          80
          Additional capital                                               143,144


See "Notes to Consolidated Financial Statements".

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter, and three quarters ended September 26, 1999 are not necessarily indicative of the results that may be expected for the year ending December 26, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 27, 1998.

Certain amounts in 1998 have been reclassified to conform to the 1999 presentation.


NOTE 2 - COMPREHENSIVE INCOME

The following table sets forth the computation of comprehensive income (in thousands):

                                                                    Quarter Ended                   Three Quarters Ended
                                                             ------------------------------    ------------------------------
                                                             September 26,    September 27,    September 26,    September 27,
                                                                 1999             1998             1999             1998
                                                             -------------    -------------    -------------    -------------
Net income                                                   $      76,209    $      56,983    $     225,661    $     285,571

Unrealized gains (losses) on securities available for sale:
    Change in unrealized gain (loss), net of related taxes          (7,708)          (1,165)           3,687            9,789
    Reclassification adjustment for gain realized in
       net income                                                       --             (650)          (9,183)          (1,394)
                                                             -------------    -------------    -------------    -------------
Other comprehensive income                                          (7,708)          (1,815)          (5,496)           8,395
                                                             -------------    -------------    -------------    -------------
Total comprehensive income                                   $      68,501    $      55,168    $     220,165    $     293,966
                                                             =============    =============    =============    =============

NOTE 3 - DEBT

   (In Thousands of Dollars)

                                                       Effective
                                                        Interest                         Balance At
                                                         Rate At              ---------------------------------
                                                       September 26,          September 26,        December 27,
                                                            1999                  1999                 1998
                                                       -------------          -------------        ------------

   Commercial paper, net of discount (a)                    5.1%              $     405,244       $    917,533
   Debentures, net of discount (b)                         10.0%                    198,423            198,299
   Debentures, net of discount (c)                          7.6%                     94,531             94,386
   Debentures, net of discount (d)                          7.0%                    296,505
   Notes payable, net of discount (e)                       8.5%                     79,897            119,777
   Notes payable, net of discount (f)                       6.7%                     98,148             97,978
   Senior notes, net of discount (g)                        6.3%                     99,380             99,305
                                                                              -------------       ------------
                        Total Debt (h)                      6.9%                  1,272,128          1,527,278
   Less amounts classified as current                                                99,591            198,277
                                                                              -------------       ------------

                        Total long-term debt                7.0%              $   1,172,537       $  1,329,001
                                                                              =============       ============

   (a) Commercial paper is supported by $900 million of revolving credit and term loan agreements, $500 million of which matures on June 22, 2003 and $400 million of which matures June 20, 2000.

   (b)   Represents $200 million of 9 7/8% debentures due in 2009.

   (c)   Represents $100 million of 7.15% debentures due in 2027.

   (d)   Represents $300 million of 6.875% debentures due in 2029.

   (e) Represents $80 million of 8 1/2% notes payable at September 1999 and $120 million at December 1998. These notes are subject to mandatory annual repayments, commencing in 1998 through maturity in 2001. Annual maturities are represented under current liabilities.

   (f)   Represents $100 million of 6.625% notes due in 2007.

   (g)   Represents $100 million of 6.3% senior notes due in 2005.

   (h) Interest payments for the nine months ended September 1999 and September 1998 were $68.2 million and $82.9 million, respectively.


NOTE 4 - INCOME TAX PAYMENTS

Income tax payments for the three quarters ended September 26, 1999 and September 27, 1998, were $120.2 million and $209.2 million, respectively. Payments in 1998 include the tax impact resulting from one-time gains on the sale of the balance of the company's jointly owned cable systems and its newspaper in Gary, Indiana.

NOTE 5 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

                                                                 Quarter Ended             Three Quarters Ended
                                                          ---------------------------   ----------------------------
                                                          September 26,  September 27,  September 26,  September 27,
                                                              1999           1998           1999           1998
                                                          ------------   ------------   ------------   -------------

Income from continuing operations                         $     76,209   $     56,983   $    225,661   $    225,345

Less dividends on preferred stock                                3,369          3,510         10,825         10,530
                                                          ------------   ------------   ------------   ------------
Income from continuing operations attributable to
   common stock                                           $     72,840   $     53,473   $    214,836   $    214,815
                                                          ============   ============   ============   ============


Average shares outstanding (basic)                              81,366         78,670         79,597         79,074
                                                          ------------   ------------   ------------   ------------


Effect of dilutive securities:
     Weighted average preferred stock, as converted             15,115         17,549         16,682         17,549
     Stock options                                               1,499          1,527          1,436          1,865
                                                          ------------   ------------   ------------   ------------
Average shares outstanding (diluted)                            97,980         97,746         97,715         98,488
                                                          ------------   ------------   ------------   ------------

Earnings per share from continuing operations (basic)     $       0.90   $       0.68   $       2.70   $       2.72
                                                          ============   ============   ============   ============

Earnings per share from continuing operations (diluted)   $       0.78   $       0.58   $       2.31   $       2.29
                                                          ============   ============   ============   ============


Income from continuing operations attributable to common stock for the quarter ended September 27, 1998 and the three quarters ended September 27, 1998 have been restated to separately identify dividends on preferred stock. Related amounts were previously included with dividends on common stock.

The Walt Disney Company received 1.75 million shares of series B convertible preferred stock in payment for the newspapers the company purchased from them on May 9, 1997. During the third quarter 1999, Walt Disney Company converted 280,830 of these shares into 2,808,300 common shares. As of November 5, 1999, Walt Disney Company has converted an aggregate of 380,830 shares of preferred stock into 3.1 million shares common stock.

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

On August 27, 1998, the NLRB affirmed certain unfair labor practice findings against The Detroit News and the Agency, and reversed certain findings of unfair labor practices against the Agency. The Agency and the newspapers filed a motion to reconsider with the NLRB, which was denied on March 4, 1999. The unions and the Agency filed appeals to the U.S. Court of Appeals for the District of Columbia Circuit. The case is pending in the U.S. Court of Appeals. There is no briefing schedule yet, nor has a hearing date been set for oral argument.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE THIRD QUARTER 1999 COMPARED WITH THIRD QUARTER 1998 AND THE YEAR TO DATE RESULTS ENDED SEPTEMBER 26, 1999 COMPARED WITH THE YEAR TO DATE RESULTS ENDED SEPTEMBER 27, 1998.

Diluted earnings per share from continuing operations for the quarter were $.78, up $.20, or 34.5%, from the $.58 reported for the same period last year. Excluding 1998 corporate relocation costs of $.05 per share, earnings per share were up $.15, or 23.9%, from $.63.

Diluted earnings per share from continuing operations for the first three quarters of 1999 were $2.31, up $.02, or 0.9%, from $2.29 for the same period in 1998. Year-to-date diluted 1999 earnings per share includes net investment gains totaling $.07 per share and severance costs of $.03 per share. Year-to-date diluted 1998 earnings per share includes net investment gains of $0.46 per share on the sale of the balance of the company's cable investment and its newspaper business in Gary, Indiana, corporate relocation costs of $.12 per share and favorable settlements on 1997 newspaper sales of $.02 per share. Excluding these non-recurring items, diluted earnings per share from continuing operations were $2.27 for the first three quarters of 1999, up $.34, or 17.9%, from $1.93 for the same period in 1998.

Net income from continuing operations in the third quarter was $76.2 million, up $19.2 million, or 33.7%, from the same period last year. Year-to-date net income from continuing operations was $225.7 million in 1999, up $316,000, or 0.1% compared to the same period in 1998. Operating profit for the quarter was $151.0 million, up $39.3 million, or 35.2% from the same period last year and for the year-to-date was $432.1 million, up $80.2 million, or 22.8%, from the same period last year. The year-over-year increases in operating profit were driven primarily by increases in advertising revenues and decreases in newsprint, ink and supplement expense.

OPERATING REVENUE

The table below presents operating revenue variances as of September 26, 1999 compared to September 27, 1998 for the periods indicated (in thousands):

                                       Quarter Ended                Three Quarters Ended
                               ----------------------------   -------------------------------
                                 Increase/                       Increase/
                                 (Decrease)           %          (Decrease)             %
                               --------------    ----------   --------------     ------------
Retail                            $  1,212           0.5         $  8,016             1.1
General                             10,229          17.1           37,149            19.7
Classified                          13,856           5.4           23,603             3.0
                                  --------                       --------
  Total Advertising                 25,297           4.4           68,768             4.0
Circulation                         (1,787)         (1.2)          (6,090)           (1.4)
Other                                8,451          23.4           26,573            26.0
                                  --------                       --------
  Total Operating Revenue         $ 31,961           4.2         $ 89,251             3.9
                                  ========                       ========

Eighteen of the twenty-nine newspapers had improvements in retail advertising revenue in the third quarter. These were offset by declines in Philadelphia, down $1.1 million, or 2.8%, and Miami, down $926,000, or 3.5%. Both of these declines were partially attributable to bankruptcies of major retail accounts. For the year to date, nineteen of the twenty-nine newspapers had increases in retail advertising revenue, which were offset by declines in Miami, down $2.2 million, or 2.6%; Kansas City, down $1.7 million, or 2.3%; and Philadelphia, down $1.1 million, or 0.9%. Charlotte, Contra Costa, and Fort Worth, all had large year-to-date increases in retail advertising revenue, up $2.4 million, or 5.2%; $2.3 million, or 7.1%; and $2.1 million, or 3.3%, respectively.

General advertising revenue improved in most markets in the third quarter with strong gains in San Jose, up $3.0 million, or 45.2%; Miami, up $1.9 million, or 19%; Philadelphia, up $1.3 million, or 7.1%; Detroit, up $1.3 million, or 27.8%; and Contra Costa, up $1.1 million, or 76.2%. Automotive, telecommunications, internet, financial and travel advertising contributed to the growth in general advertising revenue for the year.

Twenty-seven of the twenty-nine newspapers had increases in classified advertising revenue in the third quarter with the largest gains in Fort Worth, up $1.9 million, or 10.1%; Detroit, up $1.5 million, or 10.2%; Charlotte, up $1.3 million, or 7.1%; and Miami, up $1.1 million, or 4.7%. Year-to-date, there were large gains in Charlotte, up $4.7 million, or 8.8%; Contra Costa, up $3.4 million, or 11.6%; and Fort Worth, up $2.8 million, or 5.0%.

For the quarter, the decline in circulation revenue was a result of a decline in seven-day circulation, which was down 1.9% (average daily and Sunday copies were below last year by 1.8% and 2.4%, respectively) offset in part by an average rate increase of 0.7%. Twenty of the twenty-nine newspapers had declines in circulation revenue with the largest declines in Detroit, down $648,000, or 4.7%; Kansas City, down $370,000, or 2.6%; and Contra Costa, down $272,000, or 7.5%. For the year to date, twenty-three of the twenty-nine newspapers had declines in circulation revenue, with the largest decline in Philadelphia, down $2.8 million, or 2.9%. Year-to-date, seven-day circulation was down 2.2%, offset by an average rate increase 0.7%.

The improvement in other revenue for the third quarter and the year to date was primarily due to greater specialized publication and on-line revenue. The increase in specialized publication revenues was a result of Philadelphia's acquisition of ProMedia in the first quarter of 1999.

OPERATING COSTS

The table below presents operating costs variances as of September 26, 1999 compared to September 27, 1998 for the periods indicated (in thousands):

                                       Quarter Ended                Three Quarters Ended
                               ----------------------------   -------------------------------
                                  Increase/                      Increase/
                                  Decrease            %          Decrease              %
                               --------------    ----------   --------------     ------------
Labor and employee benefits       $  9,073          3.0        $   28,166             3.1
Newsprint, ink and supplements     (21,266)       (16.6)          (37,058)           (9.4)
Other operating costs                3,952          2.4            13,933             2.8
Depreciation and amortization          854          1.8             4,026             2.9
                                  --------                     ----------
  Total operating costs           $ (7,387)        (1.2)            9,067             0.5
                                  ========                     ==========

The increases in labor and employee benefits for the third quarter and year-to-date were primarily due to increases in the average wage rate of 3.2% and 2.0%, respectively, while the workforce remained relatively flat for both the quarter and the year to date. The remaining increase was due to higher bonus and benefits costs.

Newsprint, ink and supplement costs were down in the third quarter primarily due to a 19.0% decrease in the average newsprint price, offset in part by a 1.2% increase in newsprint consumption. Year-to-date, there was a 10.1% decrease in the average newsprint price and a 0.2% increase in newsprint consumption.

The increases in other operating costs were primarily attributable to new event marketing, special publication, and circulation initiatives in Philadelphia.

NON-OPERATING ITEMS

For the quarter, interest expense, net of interest income and capitalized interest, decreased $4.3 million, or 17.2%, and year-to-date decreased $9.9 million, or 13.3%. The decreases were due to decreased debt levels.

Earnings from equity investments declined $2.7 million for the quarter and declined $6.7 million for the year-to-date. Contributing to the declines were: the company's newsprint mill investments, down $2.2 million for the quarter and $2.9 million year-to-date; the Infinet investment, down $328,000 for the quarter and $2.0 million year-to-date; and the Seattle Times investment, down $216,000 for the quarter and $2.0 million year-to-date.

"Other, net" income in the third quarter declined $4.1 million, of which $3.0 million was attributable to the 1998 gain on the sale of Interealty. For the year to date, "other, net" income declined $81.3 million primarily due to 1998 gains on investments, including a $75.3 million gain on the sale of the company's cable investments and its newspaper business in Gary, Indiana.

The effective tax rate on continuing operations was 40.4% for the quarter ended September 26, 1999 compared to 37.3% for the same quarter in 1998. The effective tax rate on continuing operations for the year to date was 40.2% in 1999 compared to 40.0% for the same period 1998.

OTHER

The company repurchased 695,400 shares of common stock during the third quarter of 1999. At September 26, 1999, the company had remaining authorization to repurchase approximately 2.5 million shares and during October 1999, the board authorized the repurchase of an additional 6.0 million shares.

LIQUIDITY

Net cash provided by operating activities increased to $389.3 million from $167.0 million for the three quarters ended September 27, 1998. The increase was attributable to higher earnings excluding the gains on the sales of investments and discontinued operations in 1998, as well as large decreases in liabilities last year, caused in part by the timing of payments to vendors and decreases in federal and state income taxes. Net cash required for investing activities was $48.6 million for the three quarters ended September 26, 1999, primarily due to investments in businesses, securities, and property plant and equipment. Cash provided by investing activities was $72.6 million for the three quarters ended September 27, 1998, largely due to proceeds from the 1998 sale of Technimetrics, Inc. Cash required by financing activities for the first three quarters was $335.9 million primarily due to a reduction in debt of $255.2 million, dividends of $63.6 million and the repurchase of treasury stock of $38.0 million. Cash required by financing activities for the three quarters ended September 27, 1998 was $379.5 million primarily due to a reduction in debt of $104.6 million, dividends of $58.0 million and the repurchase of treasury stock of $238.0 million.

The total-debt-to-total-capital ratio was 41.2% compared to 47.9% at year-end. At September 26, 1999, approximately $495.0 million in aggregate unused credit line remained. The ratio of current assets to current liabilities was 0.9:1 at September 26, 1999 and 0.8:1 at December 27, 1998.

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

To implement this project, the company established a Y2K Project Management Office ("PMO") to act as a central point of coordination for Y2K activity. The PMO team includes executive management and employees with expertise from various disciplines. At each business unit, a Y2K coordinator has been appointed to direct all local Y2K activities. The Y2K coordinator works closely with the PMO team and local executive management and employees. Organization-wide support is provided through special forums for Y2K coordinators. The company engaged experts to assist in developing work plans and cost estimates to complete remediation activities. The company's Internal Audit Department reviews periodically the project status at the business units.

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

For systems developed in-house, regression and other Y2K data testing is done as appropriate after Y2K remediation is complete. Results of regression testing are documented and compared to previous baseline results. Upon successful completion of the Testing Phase, the systems will be implemented in the live production environment (Implementation Phase). As of September 26, 1999 the Conversion, Testing and Implementation Phases were 99% complete and the company expects that the balance will be completed before year-end.

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

The total cost of the Y2K project currently is estimated to range from $55 million to $60 million and is being funded with operating cash flows. Approximately 70% of the total relates to purchased hardware and software, which is capitalized. The remainder is expensed as incurred. Expenditures through September 26, 1999 totaled $52.0 million, of which approximately 64.9% has been capitalized. In certain cases, an expedited system replacement schedule will also bring enhanced functionality and should serve to reduce future capital requirements. The company believes that the acceleration of certain projects has not resulted in the deferral of other IT projects, which would have a material impact on the financial condition and results of operation.

There can be no assurance that these cost estimates will not be exceeded, and actual costs may differ from those projected.

As part of normal business practices, the company maintains site-specific emergency publication plans to be followed during emergency circumstances. Emergency publication plans are being reviewed and updated with Y2K contingency considerations in mind. This effort, plus additional contingency planning activities to minimize potential disruption to operations, especially from externally interfaced systems over which the company has limited or no control, will be completed before year-end 1999.

Based on a recent assessment of its internal operations, those over which the company has direct control, the company believes that with modifications to existing software and conversions to new software, the Y2K issue will not pose significant operational problems. The remediation or replacement of these systems is nearly complete.

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


Item 6.  Exhibits and Reports of Form 8-K

         (a) Exhibits Filed

                  No. 27 - Financial Data Schedule

         (b) Reports on Form 8-K

                  There were no reports on Form 8-K filed during the quarter ended September 26, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            KNIGHT-RIDDER, INC.
                                            (Registrant)


Date:  November 8, 1999

                                            /s/ GARY R. EFFREN
                                            ------------------------------------
                                            Gary R. Effren
                                            Vice President/Controller
                                            (Chief Accounting Officer and Duly
                                            Authorized Officer of Registrant)