Form 10-K
period 1999-12-26
KNIGHT RIDDER INC
filed 2000-03-21
CIK 205520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 26, 1999
                         Commission file number 1-7553

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value is computed by reference to the price at which the stock was sold as of March 3, 2000: $3,681,884,942.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: March 3, 2000 - 78,934,708 one class Common Stock, $.02 1/12 Par Value

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of registrant's definitive Proxy Statement in connection with the Annual Meeting of Shareholders to be held on April 25, 2000, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III.

                     Table of Contents for 1999 Form 10-K
                                                                            Page
 PART I

 Item 1.    Business                                                          2

 Item 2.    Properties                                                        6

 Item 3.    Legal Proceedings                                                 6

 Item 4.    Submission of Matters to a Vote of Security Holders               7


PART II

 Item 5.    Market for Registrant's Common Equity and Related Stockholder
            Matters                                                           7

 Item 6.    Selected Financial Data                                           8

 Item 7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        12

 Item 7A.   Quantitative and Qualitative Disclosures About Market Risks      19

 Item 8.    Financial Statements and Supplementary Data                      19

 Item 9.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                         46


PART III

 Item 10.   Directors and Executive Officers of the Registrant               46

 Item 11.   Executive Compensation                                           49

 Item 12.   Security Ownership of Certain Beneficial Owners and
            Management                                                       49

 Item 13.   Certain Relationships and Related Transactions                   49


PART IV

 Item 14.   Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K                                                         50

SIGNATURES                                                                   53

SCHEDULES                                                                    56

EXHIBITS                                                                     56

PART I

Item 1.  BUSINESS

                                   THE COMPANY

Knight-Ridder, Inc., was formed in 1974 by a merger between Knight Newspapers, Inc., and Ridder Publications, Inc.

In 1903, Charles Landon Knight purchased the Akron Beacon Journal. Knight Newspapers was founded by John S. Knight, who inherited the Beacon Journal from his father in 1933. Ridder Publications was founded in 1892 when Herman Ridder acquired the German-language StaatsZeitung in New York. Both groups flourished, each taking its stock public in 1969. The merger created a company with operations coast to coast.

Knight-Ridder, Inc., incorporated in Florida in 1976, is headquartered in San Jose, California, and employs about 22,000 people.

NEWSPAPERS

Knight Ridder had 31 daily newspapers and 22 nondaily newspapers at the end of 1999.

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

Each newspaper is served by the company-owned news bureau in Washington, D.C. A supplemental news service provided by KRT Information Services, a partnership between Knight Ridder and Tribune Co., distributes editorial material produced by all Knight Ridder newspapers and by 15 foreign correspondents. The service also distributes editorial computer graphics and deadline photos via the Knight Ridder-owned PressLink Online.

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

The newspapers rely on local sales operations for local retail and classified advertising. The larger papers are assisted by Newspapers First and by the Newspaper National Network in obtaining national or general advertising.

The table below presents the relative percentage contributions by individual papers to the company's overall operating revenue in 1999, 1998 and 1997. The percentage contributions of each paper to operating revenue are not necessarily indicative of contributions to operating profit.

                                               1999       1998       1997
                                               ----       ----       ----
SOURCE OF KNIGHT RIDDER OPERATING REVENUE

  The Philadelphia Inquirer and
    Philadelphia Daily News                    18.8%      18.8%      19.0%
  The Miami Herald                             10.4       10.6       11.4
  San Jose Mercury News                         9.5        9.3       10.4
  The Kansas City Star(1)                       8.5        8.7        6.1
  Fort Worth Star-Telegram(1)                   7.3        7.1        4.9
  Detroit Free Press(2)                         7.2        7.3        7.0
  The Charlotte Observer                        6.1        6.0        6.2
  Contra Costa Newspapers                       4.1        3.9        3.9
  Saint Paul Pioneer Press                      4.0        4.0        4.1
  Akron Beacon Journal                          3.3        3.3        3.6
  All other                                    20.8       21.0       23.4
                                              -----      -----      -----
                                              100.0%     100.0%     100.0%
                                              =====      =====      =====

(1) The Kansas City Star and Fort Worth Star-Telegram were acquired on May 9, 1997. This table presents their part-year contribution percentage in 1997.
(2) Knight Ridder portion of Detroit Newspapers

                                   NEWSPRINT

Knight Ridder consumed approximately 801,000 metric tons of newsprint in 1999. Approximately 15.2% of the company's total operating expenses during the year were for newsprint. Purchases are made under long-term agreements with 18 newsprint producers. Knight Ridder purchases approximately 60% of its annual consumption from United States mills, with 35% purchased from 17 mills in Canada and 5% from other offshore sources. Management believes that current sources are more than adequate to meet current demands.

Approximately 81% of the newsprint consumed by the company contained some recycled content; the average content of these rolls was 49% recycled fiber. This translates into an overall recycled newsprint average of 39.2%.

Knight Ridder is a one-third partner with Cox Enterprises and Media General, Inc., in SP Newsprint Co., formerly Southeast Paper Manufacturing Co. It is the fifth-largest newsprint manufacturing company in North America. It recently acquired Smurfit Newsprint Corporation's Newberg, Ore., mill.

SP's mill in Dublin, Ga., produces more than 500,000 metric tons per year of 100% recycled content newsprint. The Newberg plant produces more than 363,000 metric tons per year of newsprint with at least 55% recycled content.

SP provides recycled content newsprint to its owners and more than 200 publishers and commercial printers. Its SP Recycling Corp. subsidiary will recycle more than 1.2 million short tons of recovered material annually.

Knight Ridder also owns a 13.5% equity share of Ponderay Newsprint Company in Usk, Wash., which produced more than 242,000 metric tons in 1999.

Knight  Ridder's  purchases  from  these  three  newsprint   companies  will  be
approximately 40% of its annual consumption for 2000, providing an important hedge against price volatility and a secure source of supply.

                                   TECHNOLOGY

YEAR 2000 READINESS: During 1999, the company focused on preparing its technology infrastructure for the Year 2000. All significant operations were Y2K capable by year end. For further information, see page 16, Year 2000 Readiness Disclosure.

A major press replacement project was completed at the Fort Worth Star- Telegram in 1999. Another, at The Miami Herald, is due for completion during 2000.

                           GENERAL ADVERTISING SALES

Knight Ridder newspapers depend most heavily on two agents for the sale of general advertising.

Newspapers First, a national advertising sales cooperative, is the primary sales representative for many of Knight Ridder's newspapers, Detroit Newspapers and several leading independents. It allows customers to place ads in a combination of newspapers.

Newspaper National Network, Knight Ridder's second general sales agent, was established in 1994 to focus national selling on behalf of the newspaper industry. It represents all of the Knight Ridder newspapers and more than 500 others. Like Newspapers First, it makes the purchase of newspaper advertising a "one-stop shopping," "one-order, one-bill" prospect.

             The Philadelphia Inquirer and Philadelphia Daily News

Philadelphia Newspapers, Inc. (PNI), publishes two of the nation's most respected newspapers: The Philadelphia Inquirer and the Philadelphia Daily News. They are sold in nine counties in Pennsylvania and southern New Jersey. The weekly net cumulative penetration of the daily Inquirer, Sunday Inquirer and the Daily News is 66% of all adults in the region. Together, the papers have won 19 Pulitzer Prizes. Revenue in 1999 was $607.0 million.

The Philadelphia Primary Metropolitan Statistical Area (PMSA) population is expected to decline 0.1% between 1999 and 2004, compared with an increase of 4.2% for the United States. In 1999, Philadelphia had income per capita 15.3% above the U.S. average; by 2004 it is projected to be 16.2% above.

                        The Miami Herald/el Nuevo Herald

The Miami Herald, Florida's largest Sunday newspaper, is sold primarily in Miami-Dade, Broward and Monroe counties. It is also distributed in 29 countries in Latin America and the Caribbean, primarily through its International
Satellite Edition. El Nuevo Herald, one of the fastest-growing U.S. dailies, serves the growing Spanish-speaking population of Miami-Dade and Broward counties. It is the 12th-largest paper in Florida. Revenue in 1999 was $309.9 million for The Miami Herald and $26.8 million for the el Nuevo Herald. In 1999, The Herald won its 16th Pulitzer Prize, for investigative journalism.

The Miami-Fort Lauderdale designated Market Area (DMA) population is expected to grow 6.5% between 1999 and 2004, compared with 4.2% for the United States. In 1999, the DMA had income per capita 5.5% below the U.S. average; by 2004 it is projected to be 11.1% below.

                             San Jose Mercury News

The San Jose Mercury News, the newspaper of Silicon Valley, reaches close to 800,000 readers daily and serves one of the most prosperous markets in the nation. Circulation is concentrated in Santa Clara County, which encompasses San Jose - California's third-largest city - and surrounding communities. The region is the world leader in high technology and ranks second nationally in exports. Revenue in 1999 was $306.3 million. The Mercury News recently was named one of the nation's top 10 newspapers in a survey by the Columbia Journalism Review.

The population of the San Jose Primary Metropolitan Statistical Area, which includes only Santa Clara County, is expected to grow 6.0% between 1999 and 2004; the U.S. average is 4.2%. In 1999, San Jose had income per capita that was 52.4% above the U.S. average; by 2004 it is projected to be 55.5% above.

                              The Kansas City Star

The Kansas City Star serves the Kansas City metropolitan area. The Star's primary market consists of 11 counties in Kansas and Missouri. Revenue in 1999 was $274.5 million.

The Kansas City Metropolitan Statistical Area population is expected to grow 4.4% between 1999 and 2004, compared with 4.2% for the United States. Kansas City in 1999 had income per capita 7.8% above the U.S. average; by 2004 it is projected to be 9.6% above.

                            Fort Worth Star-Telegram

The Star-Telegram serves the booming western portion of the Dallas/Fort Worth market, the nation's ninth-largest metropolitan area. The four-county Fort Worth/Arlington PMSA metropolitan area ranks as the third-largest in Texas. Revenue in 1999 was $236.8 million.

Fort Worth/Arlington's population is expected to grow 8.9% between 1999 and 2004, compared with 4.2% for the United States. In 1999, Fort Worth/Arlington had income per capita 4.5% above the U.S. average; by 2004 it is projected to be 4.8% above.

                               Detroit Free Press

The Detroit Free Press, Michigan's oldest daily newspaper, is sold primarily in the six-county area surrounding Detroit. It covers and is sold throughout the state, in Windsor, Ontario, and in Toledo, Ohio.

The Detroit Free Press is published in combination with The Detroit News by Detroit Newspapers (DN), a joint operating agency formed in 1989 to combine the business operations of the two partners, Knight Ridder and Gannett Co. The profits (or losses) are split equally. The Free Press, owned by Knight Ridder, is an a.m. paper; The News, owned by Gannett, is p.m. On weekends, they publish combined editions. Knight Ridder's share of revenue in 1999 was $232.1 million.

The population of the Detroit Primary Metropolitan Statistical Area is expected to grow 1.8% between 1999 and 2004, compared with 4.2% for the United States. Detroit in 1999 had income per capita 10.8% above the U.S. average; in 2004 it is projected to be 11.5% above.

                             The Charlotte Observer

The Charlotte Observer, the largest-circulation daily in both Carolinas, is sold primarily in a 15-county region across the two states. Revenue in 1999 was $197.0 million.

Population in the Charlotte Metropolitan Statistical Area is projected to grow 8.2% between 1999 and 2004, compared with the U.S. average of 4.2%. Charlotte in 1999 had per capita income 9.3% above the U.S. average; in 2004 it is projected to be 13.7% above.

                               Online Activities

The company announced in the fourth quarter of 1999 the creation of KnightRidder.com, which will consolidate all of the company's Internet operations as a separate business unit by the end of the first quarter of 2000. Historically, Knight Ridder's Internet activities have been reported and managed as a part of the company's newspaper operations, but once the transition to a stand-alone business unit is made, they will be reported and managed separately. KnightRidder.com will continue to operate and manage the Real Cities network, which now consists of all Knight Ridder Web sites as well as those of several other media affiliates. Revenue from Real Cities sites increased by 75.4% in 1999, to $31.4 million. The company expects significant growth from these operations in 2000.

Item 2.  PROPERTIES

Knight Ridder has daily newspaper facilities in 28 markets situated in 17 states. These facilities vary in size from 4,900 square feet at The Monterey County Herald operation in Monterey, Calif., to 2.9 million square feet in Philadelphia. In total, they occupy about 9.1 million square feet. Approximately
2.1 million of the total square footage is leased from others. Virtually all of the owned property is owned in fee. The company owns substantially all of its production equipment, although certain office equipment is leased. The company also owns land for future expansion in Columbus and Macon, Ga., and Detroit.

Knight Ridder properties are maintained in excellent operating condition and are suitable for present and foreseeable operations. During the three years ended Dec. 26, 1999, the company spent approximately $331.2 million for capital additions and improvements to its existing properties.

Item 3.  LEGAL PROCEEDINGS

On July 13, 1995, six unions struck the Detroit Free Press, The Detroit News and Detroit Newspapers (DN), which operates both newspapers. Subsequently, the unions filed numerous unfair labor practice charges against the newspapers and DN. In June 1997, after a lengthy trial, a National Labor Relations Board (NLRB) administrative judge ruled that the strike was caused by the unfair labor practices of DN and The Detroit News and ordered that DN and the newspapers reinstate all strikers, displacing permanent replacements if necessary. DN and the newspapers appealed the decision to the NLRB.

On Aug. 27, 1998, the NLRB affirmed certain unfair labor practice findings against The Detroit News and DN and reversed certain findings of unfair labor practices against DN. DN and the newspapers filed a motion to reconsider with the NLRB, which was denied on March 4, 1999. The unions and DN filed appeals to the U.S. Court of Appeals for the District of Columbia Circuit. The case is pending in the U.S. Court of Appeals. The case is currently being briefed and oral argument has been set for May 2000.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders of Knight-Ridder, Inc. during the three months ended December 26, 1999.

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

The company's 79.6 million shares outstanding at December 26, 1999 were held in all 50 states by 11,014 shareholders of record.

                          Market Price of Common Stock

The last closing price of the company's common stock prior to the preparation of this report was $47.0625 on March 3, 2000.

The average stock trading volume per day for the years 1999, 1998 and 1997 was 417,000, 242,000 and 271,000, respectively. The following table presents the company's common stock market data:


                                 1999                          1998
                        ----------------------        ----------------------
Quarter                   High           Low           High            Low
-------                 --------       -------        ------          ------
1st                     53 1/8         46             57 3/8          50 7/16
2nd                     56 15/16       48 7/16        59 5/8          53 1/8
3rd                     56 9/16        52 11/16       57 3/4          44
4th                     65             52 5/8         54 15/16        40 1/2


                            Treasury Stock Purchases

The table below is a summary of treasury stock purchases since 1989:

                          Shares              Cost
                       Purchased            (000s)
---------------------------------------------------

1999                   3,703,817       $  210,141
1998                   4,725,000          255,533
1997                  13,824,300          643,375
1996                   6,219,100          221,768
1995                  11,508,600          319,363
1994                   5,044,600          136,977
1993                   1,500,000           40,693
1992
1991
1990                   5,325,400          129,909
1989                   5,522,200          131,885


                                    Dividends

Common stock dividend history and policy appears in Item 6, "11 Year Financial Highlights" and Item 8, "Financial Statements and Supplementary Data", Note 8 to the consolidated financial statements.

Item 6.  SELECTED FINANCIAL DATA

11-YEAR FINANCIAL HIGHLIGHTS

The following data were compiled from the consolidated financial statements of Knight Ridder and its subsidiaries. The consolidated financial statements and related notes and discussions for the year ended Dec. 26, 1999 (pages 19 through 44 should be read in order to obtain a better understanding of this data.


                                              Compound
                                            Growth Rate
(In thousands, except per             -----------------------           Dec. 26             Dec. 27             Dec. 28
share data and ratios)                 5-Year         10-Year             1999                1998                1997
                                      -------         -------         -----------         -----------         -----------
SUMMARY OF OPERATIONS
Operating Revenue
  Advertising                           9.3%            4.6%          $ 2,468,903         $ 2,362,859         $ 2,202,251
  Circulation                           3.6             4.2               578,769             587,529             567,757
  Other                                21.9            18.8               180,553             141,531             106,777
                                                                      -----------         -----------         -----------
    Total Operating Revenue             8.6             4.9             3,228,225           3,091,919           2,876,785
                                                                      -----------         -----------         -----------
Operating Costs
  Labor, newsprint and other
    operating costs                     6.9             4.2             2,414,621           2,399,249           2,214,026
  Depreciation and amortization        14.4             7.5               189,354             188,052             156,731
                                                                      -----------         -----------         -----------
    Total Operating Costs               7.3             4.4             2,603,975           2,587,301           2,370,757
                                                                      -----------         -----------         -----------
Operating Income                       15.2             7.3               624,250             504,618             506,028
  Interest expense                     17.1             1.4               (97.444)           (105,936)           (102,662)
  Other, net(1)                        87.0            (3.3)               41,209             109,234             290,486
  Income taxes, net                    16.5             7.7              (228,076)           (202,285)           (297,348)

Income from continuing operations(1)   16.4             6.9               339,939             305,631             396,504
Discontinued BIS operations(2)                                                                 60,226              16,511
Discontinued broadcast operations(2)
Cumulative effect of changes in
  accounting principles(3)
                                                                      -----------         -----------         -----------
Net Income(1)                          14.7             3.2           $   339,939         $   365,857         $   413,015
                                     ======          ======           ===========         ===========         ===========
Operating income percentage
  (profit margin)                                                            19.3%               16.3%               17.6%
-------------------------------------------------------------------------------------------------------------------------------
SHARE DATA(4)
Basic weighted-average number of
  shares                                                                   80,025              78,882              88,475
Diluted weighted-average number
  of shares                                                                97,460              98,176             101,314
Earnings per share
  Basic:   Continuing operations(1)    22.4             9.2           $      4.07         $      3.70         $      4.40
           Discontinued BIS
             operations(2)                                                                       0.77                0.19
           Discontinued broadcast
             operations (2)
           Cumulative effect of
             changes in accounting
             principles(3)
           Net income(1)               20.8             5.4                  4.07                4.47                4.59
  Diluted: Continuing operations(1)    18.9             7.7           $      3.49         $      3.11         $      3.91
           Discontinued BIS
             operations(2)                                                                       0.62                0.17
           Discontinued broadcast
             operations(2)
           Cumulative effect of
             changes in accounting
             principles(3)
           Net income(1)               17.3             4.0                  3.49                3.73                4.08
Dividends declared per common
  share(5)                              4.0             3.6                  0.89                0.80                0.80
Common stock price:  High                                                      65                  59 5/8              57 1/8
                     Low                                                       46                  40 1/2              35 3/4
                     Close                                                     58 15/16            50 13/16            50 3/16
Shareholders' equity per
  common share                         10.5             7.9           $     19.07         $     17.33         $     15.65
Price/earnings ratio(6)                                                      16.9                13.6                12.3
Adjusted price/earnings ratio(7)                                             17.9                19.3                21.8
-------------------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
Treasury Stock Purchases:
  Number of shares                                                          3,704               4,725              13,824
  Cost                                                                $   210,141         $   255,533         $   643,375
Payment of cash dividends                                                  85,526              77,152              78,335
Ratio of earnings to fixed
  charges(8)                                                                  6.2                 5.3                 7.1
At year end
  Total assets                                                        $ 4,192,334         $ 4,257,097         $ 4,355,142
  Long-term debt (excluding
    current maturities)                                                 1,260,814           1,329,001           1,599,133
  Total debt                                                            1,300,754           1,527,278           1,668,830
  Shareholders' equity                                                  1,780,684           1,662,731           1,551,673
  Return on average shareholders'
    equity(9)                                                                19.8%               22.8%               30.8%
  Current ratio                                                               1.1                 0.8                 1.1
  Total debt/total capital ratio                                             42.2%               47.9%               51.8%


11-YEAR FINANCIAL HIGHLIGHTS

(In thousands, except per               Dec. 29           Dec. 31          Dec. 25         Dec. 26
share data and ratios)                   1996              1995             1994            1993
                                      -----------       -----------      -----------     -----------
SUMMARY OF OPERATIONS
Operating Revenue
  Advertising                         $ 1,793,424       $ 1,672,970      $ 1,583,373     $ 1,481,631
  Circulation                             501,826           495,315          484,581         474,420
  Other                                    78,974            81,897           66,968          56,772
                                      -----------       -----------      -----------     -----------
    Total Operating Revenue             2,374,224         2,250,182        2,134,922       2,012,823
                                      -----------       -----------      -----------     -----------
Operating Costs
  Labor, newsprint and other
    operating costs                     1,920,444         1,923,179        1,730,158       1,655,138
  Depreciation and amortization           120,647            98,741           96,613          96,233
                                      -----------       -----------      -----------     -----------
    Total Operating Costs               2,041,091         2,021,920        1,826,771       1,751,371
                                      -----------       -----------      -----------     -----------
Operating Income                          333,133           228,262          308,151         261,452
  Interest expense                        (73,137)          (59,512)         (44,216)        (44,403)
  Other, net(1)                            50,213            14,067            1,802           2,987
  Income taxes, net                      (124,829)          (72,861)        (106,493)        (83,281)
                                      -----------       -----------      -----------     -----------
Income from continuing operations(1)      185,380           109,956          159,244         136,755
Discontinued BIS operations(2)             82,493            57,426           11,656          11,334
Discontinued broadcast operations(2)
Cumulative effect of changes in
  accounting principles(3)                                   (7,320)
                                      -----------       -----------      -----------     -----------
Net Income(1)                         $   267,873       $   160,062      $   170,900     $   148,089
                                      ===========       ===========      ===========     ===========
Operating income percentage
  (profit margin)                            14.0%             10.1%            14.4%           13.0%
------------------------------------------------------------------------------------------------------------
SHARE DATA(4)
Basic weighted-average number of
  shares                                   96,021            99,451          107,888         109,702
Diluted weighted-average number
  of shares                                97,420           100,196          108,551         110,663
Earnings per share
 Basic:  Continuing operations(1)     $      1.93       $      1.11      $      1.48     $      1.25
         Discontinued BIS operations(2)      0.86              0.57             0.10            0.10
         Discontinued broadcast
           operations(2)
         Cumulative effect of changes
           in accounting principles(3)                        (0.07)
         Net income(1)                       2.79              1.61             1.58            1.35
 Diluted:Continuing operations(1)     $      1.90       $      1.10      $      1.47     $      1.24
         Discontinued BIS operations(2)      0.85              0.57             0.10            0.10
         Discontinued broadcast
         Cumulative effect of changes
           in accounting
           principles(3)                                      (0.07)
         Net income(1)                       2.75              1.60             1.57            1.34
Dividends declared per common
  share(5)                                   0.58 1/2          0.74             0.73            0.70
Common stock price: High                       42                33 5/16          30 1/2          32 1/2
                    Low                        29 7/8            25 1/8           23 1/4          25 5/16
                    Close                      39 1/4            31 1/4           25 7/16         29 11/16
Shareholders' equity per common
  share                               $     12.12       $     11.43      $     11.58     $     11.33
Price/earnings ratio(6)                      14.3              19.5             16.2            22.2
Adjusted price/earnings ratio(7)             21.6              28.4             17.3            23.9
------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
Treasury Stock Purchases:
  Number of shares                          6,219            11,509            5,045           1,500
  Cost                                $   221,768       $   319,363      $   136,977     $    40,693
Payment of cash dividends                  74,262            74,377           77,942          76,787
Ratio of earnings to fixed
  charges(8)                                  4.0               3.2              5.2             4.4
At year end
  Total assets                        $ 2,860,907       $ 2,966,321      $ 2,409,239     $ 2,399,067
  Long-term debt (excluding
    current maturities)                   771,335         1,000,721          411,504         410,388
  Total debt                              821,335         1,013,850          411,504         451,075
  Shareholders' equity                  1,131,508         1,110,970        1,224,654       1,243,169
  Return on average shareholders'
    equity(9)                                23.9%             14.3%            13.9%           12.2%
  Current ratio                               1.0               1.1              1.0             1.0
  Total debt/total capital ratio             42.1%             47.7%            25.2%           26.6%

(In thousands, except per                 Dec. 27         Dec. 29         Dec. 30         Dec. 31
share data and ratios)                     1992            1991            1990            1989
                                        -----------     -----------     -----------     -----------
SUMMARY OF OPERATIONS
Operating Revenue
  Advertising                           $ 1,444,144     $ 1,429,661     $ 1,556,932     $ 1,577,449
  Circulation                               460,014         439,029         403,188         385,214
  Other                                      39,932          35,127          31,981          32,212
                                        -----------     -----------     -----------     -----------
    Total Operating Revenue               1,944,090       1,903,817       1,992,101       1,994,875
                                        -----------     -----------     -----------     -----------
Operating Costs
  Labor, newsprint and other
    operating costs                       1,597,983       1,593,847       1,617,138       1,593,186
  Depreciation and amortization              89,665          86,896          91,553          91,780
                                        -----------     -----------     -----------     -----------
    Total Operating Costs                 1,687,648       1,680,743       1,708,691       1,684,966
                                        -----------     -----------     -----------     -----------
Operating Income                            256,442         223,074         283,410         309,909
  Interest expense                          (52,358)        (68,806)        (71,784)        (84,492)
  Other, net(1)                              13,868          35,832          17,019          57,505
  Income taxes, net                         (82,496)        (67,965)        (88,076)       (108,883)
                                        -----------     -----------     -----------     -----------
Income from continuing operations(1)        135,456         122,135         140,569         174,039
Discontinued BIS operations(2)               10,630           9,933           8,476           5,797
Discontinued broadcast operations(2)                                                         67,366
Cumulative effect of changes in
  accounting principles(3)                 (105,200)
                                        -----------     -----------     -----------     -----------
Net Income(1)                           $    40,886     $   132,068     $   149,045     $   247,202
                                        ===========     ===========     ===========     ===========
Operating income percentage
  (profit margin)                              13.2%           11.7%           14.2%           15.5%
------------------------------------------------------------------------------------------------------------
SHARE DATA(4)
Basic weighted-average number of
  shares                                    108,948         102,586         100,098         103,110
Diluted weighted-average number
  of shares                                 110,356         103,594         101,366         104,878
Earnings per share
 Basic:   Continuing operations(1)      $      1.24     $      1.19     $      1.40     $      1.69
          Discontinued BIS operations(2)       0.11            0.10            0.09            0.06
          Discontinued broadcast
            operations(2)                                                                      0.65
          Cumulative effect of changes
            in accounting principles(3)       (0.97)
          Net income(1)                        0.38            1.29            1.49            2.40
 Diluted: Continuing operations(1)      $      1.22     $      1.18     $      1.39     $      1.66
          Discontinued BIS operations(2)       0.10            0.09            0.08            0.06
          Discontinued broadcast                                                               0.64
          Cumulative effect of changes in
            accounting principles(3)          (0.95)
          Net income(1)                        0.37            1.27            1.47            2.36
Dividends declared per common
  share(5)                                     0.70            0.70            0.67            0.62 1/4
Common stock price: High                         32 1/16         28 3/4          29              29 3/16
                    Low                          25 3/8          21 7/8          18 1/2          21 7/16
                    Close                        29 1/16         25 3/8          22 15/16        29 3/16
Shareholders' equity per common
  share                                 $     10.75     $     10.72     $      9.05     $      8.92
Price/earnings ratio(6)                        78.5            20.0            15.6            12.4
Adjusted price/earnings ratio(7)               23.8            21.5            16.5            21.2
------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
Treasury Stock Purchases:
  Number of shares                                                            5,325           5,522
  Cost                                                                  $   129,909     $   131,885
Payment of cash dividends                    75,992          71,087          66,422          63,260
Ratio of earnings to fixed
  charges(8)                                    3.8             2.8             3.3             3.6
At year end
  Total assets                          $ 2,431,307     $ 2,305,731     $ 2,244,919     $ 2,112,184
  Long-term debt (excluding
    current maturities)                     495,941         556,797         803,914         660,900
  Total debt                                560,245         606,840         823,958         712,940
  Shareholders' equity                    1,181,812       1,148,620         894,913         917,145
  Return on average shareholders'
    equity(9)                                  12.0%           12.9%           16.5%           28.4%
  Current ratio                                 1.1             1.1             1.2             1.2
  Total debt/total capital ratio               32.2%           34.6%           47.9%           43.7%

(1) Other, net, Income from continuing operations and Net Income include: The gain on sale of Zip2, AT&T and SportsLine stock during 1999; the gains from the sales of the balance of TKR Cable Company, the newspaper in Gary, Ind., and final sales settlements in 1998; the gains from the sales of the majority of TKR Cable Company and our newspapers in Long Beach, Calif., Boca Raton, Fla., Milledgeville, Ga., and Newberry, S.C., as well as the gain on the exchange of the Boulder, Colo., newspaper in 1997; the gain on Netscape Communications Corporation in 1996; and the gain from the sale of the Pasadena Star-News in 1989. Net Income also includes the gains on the sales of Technimetrics in 1998, Knight-Ridder Information, Inc., in 1997, Knight-Ridder Financial in 1996 and the Journal of Commerce in 1995.
(2) All years have been  restated to present the Business  Information  Services
    (BIS) Division and Broadcast Division as discontinued operations. Results of operations of the company's BIS Division (discontinued in 1997) and Broadcast Division (discontinued in 1989) and the gains on the sales of BIS and broadcast assets are presented as "discontinued BIS operations" and "discontinued broadcast operations," respectively.
(3) For 1995, the cumulative effect of change in accounting principle represents an adjustment from the implementation of FAS 116-Accounting for Contributions Received and Contributions Made. For 1992, the cumulative effect of change in accounting principle represents adjustments from the implementation of FAS 109-Accounting for Income Taxes and FAS 106-Accounting for Postretirement Benefits Other than Pensions.
(4) In the second quarter of 1999, the Board of Directors increased the quarterly dividend to $0.23 per share from $0.20 per share. All share data prior to 1996 is restated for the 1996 stock split; Basic EPS for 1998 and 1997 has been restated to exclude preferred dividends from net income for the purpose of calculating EPS attributable to common stock (see Note 1, page 58).
(5) The Board of Directors declared a $.20 per share dividend on Jan. 28, 1997. The quarterly dividend previously paid in January was paid in February.
(6) Price/earnings ratio is computed by dividing closing market price by diluted earnings per share.
(7) Adjusted price/earnings ratio is computed by dividing closing market price by diluted earnings per share from continuing operations. For comparability purposes, diluted earnings per share from continuing operations was adjusted to exclude relocation and severance costs and gains on one-time sales.
(8) The ratio of earnings to fixed charges is computed by dividing earnings (as adjusted for fixed charges and undistributed equity income from unconsolidated subsidiaries) by fixed charges for the period. Fixed charges include the interest on debt (before capitalized interest), the interest component of rental expense, and the proportionate share of interest expense on guaranteed debt of certain equity-method investees and on debt of 50%-owned companies.
(9) Return on average shareholders' equity is computed by dividing net income before the cumulative effect of changes in accounting principles in 1995 and 1992, including the results of discontinued operations in 1988 through 1998, by average shareholders' equity. Average shareholders' equity is the average of shareholders' equity on the first day and the last day of the fiscal year.

Item 7.  MANAGEMENT'S DISCUSSION & ANALYSIS OF OPERATIONS

Knight Ridder is the nation's second-largest newspaper publisher, with products in print and online. The company publishes 31 daily newspapers in 28 U.S. markets, with a readership of 8.7 million daily and 12.9 million Sunday. Knight Ridder also has investments in a variety of Internet and technology companies and two newsprint production companies. The company's Internet operation, KnightRidder.com, creates and maintains a variety of online services, including RealCities.com, a national network of regional hubs in 31 U.S. markets. In 1999, the gross revenue from these businesses was about $3.2 billion.

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

NEWSPAPER revenue is derived principally from advertising and newspaper copy sales. Advertising revenue accounted for about 76.5% of consolidated revenue in 1999. This revenue comes from the three basic categories of advertising - retail, general and classified. Newspaper advertising volume is categorized as either run-of-press (ROP) or preprint. Volume for ROP advertising is measured in terms of either full-run or part-run advertising linage. By using part-run advertising, advertisers can target their messages to selected market segments.

Circulation revenue results from the sale of newspapers. Circulation of daily and Sunday newspapers accounted for 17.9% of consolidated revenue in 1999. It is reported at the net wholesale price for newspapers delivered or sold by independent contractors and at the retail price for newspapers delivered or sold by employees and delivery agents who are paid a fee for delivery of the newspapers.

Other revenue comes from commercial job printing, alternate delivery services, niche and book publications, online services, event marketing, newsprint waste sales, audiotext and other miscellaneous sources.

RESULTS OF OPERATIONS: 1999, 1998 and 1997

The following table sets forth the results of operations for the periods ended Dec. 26, 1999, Dec. 27, 1998, and Dec. 28, 1997.


                                                                                                            Change
(In thousands of dollars, except                                                                 ---------------------------
per share amounts)                     1999               1998               1997                 99-98               98-97
                                   -----------        -----------        -----------             -------             -------
Operating revenue                  $ 3,228,225        $ 3,091,919        $ 2,876,785                4.4%               7.5%
Operating income                       624,250            504,618            506,028               23.7%              (0.3)%
Income
  Continuing operations
    Before gains on investment
      sales, severance and
      relocation costs                 321,146            273,162            233,319               17.6%              17.1%
    Gains on investment sales,
      severance and relocation
      costs                             18,793             32,469            163,185
  Discontinued operations                                  60,226             16,511
                                   -----------        -----------        -----------
  Net income                       $   339,939        $   365,857        $   413,015               (7.1)%            (11.4)%
                                   ===========        ===========        ===========
Diluted earnings per share
  Continuing operations
    Before gains on investment
      sales, severance and
      relocation costs                    3.30               2.78               2.30               18.7%              20.9%
    Gains on investment sales,
      severance and relocation
      costs                               0.19               0.33               1.61
  Discontinued operations                                    0.62               0.17
                                   -----------        -----------        -----------
  Net income                       $      3.49        $      3.73        $      4.08               (6.4)%             (8.6)%
                                   ===========        ===========        ===========


Knight Ridder earned $3.30 per diluted share from continuing operations in 1999, up $0.52, or 18.7%, from the $2.78 earned in 1998, excluding one-time gains and severance from both years and excluding corporate relocation costs in 1998. On a comparable basis, the company's earnings per diluted share was $2.78 in 1998, up $.48, or 20.9%, from the $2.30 earned in 1997.

OPERATING REVENUE. The following table summarizes the results of Operating Revenue and related full-run ROP linage statistics for the periods ended Dec. 26, 1999, Dec. 27, 1998, and Dec. 28, 1997.

                                                                                                           Change
                                                                                                  ------------------------
In thousands                         1999                1998                1997                 99-98              98-97
                                 -----------         -----------         -----------              -----              -----
Operating revenue
  Advertising
    Retail                       $ 1,102,381         $ 1,089,273         $ 1,008,736               1.2%              8.0%
    General                          316,857             261,831             246,096              21.0%              6.4%
    Classified                     1,049,665           1,011,755             947,419               3.7%              6.8%
                                 -----------         -----------         -----------
      Total                        2,468,903           2,362,859           2,202,251               4.5%              7.3%
                                 -----------         -----------         -----------
  Circulation                        578,769             587,529             567,757              (1.5)%             3.5%
  Other                              180,553             141,531             106,777              27.6%             32.5%
                                 -----------         -----------         -----------
Total operating revenue          $ 3,228,225         $ 3,091,919         $ 2,876,784               4.4%              7.5%
                                 ===========         ===========         ===========
Average circulation
  Daily                                3,932               3,998               4,236              (1.7)%            (5.6)%
  Sunday                               5,400               5,507               5,816              (1.9)%            (5.3)%

Advertising linage
Full-run
  Retail                              18,876              19,254              19,090              (2.0)%             0.9%
  General                              2,896               2,327               2,271              24.5%              2.5%
  Classified                          20,470              19,952              19,726               2.6%              1.1%
                                 -----------         -----------         -----------
    Total full-run                    42,242              41,533              41,087               1.7%              1.1%
                                 ===========         ===========         ===========

General advertising revenue had unprecedented growth in 1999, up 21.0% on a full-run ROP linage increase of 24.5%. This increase was due largely to a surge of e-commerce and Internet-related advertising and strength in telecommunications, financial and travel advertising. In 1998, general advertising was up 6.4% on a 2.5% increase in full-run ROP linage. Classified advertising was up 3.7% in 1999 on a full-run ROP linage increase of 2.6%. This increase reflected a relatively strong second half of 1999, up 5.8%. In 1998, classified was up 6.8% on a 1.1% increase in full-run ROP linage. Help wanted contributed significantly to the classified growth in both years. Retail was up 1.2% in 1999 on a full-run ROP linage decrease of 2.0%. The weak results were due primarily to consolidations and bankruptcies in many major markets. In 1998, retail was up 8.0% on a 0.9% increase in full-run ROP linage.

Circulation revenue decreased by 1.5% in 1999 on a 1.7% decrease in daily circulation and a 1.9% decrease in Sunday circulation. The decline in circulation came primarily from a few large markets, and the company anticipates that these declines will reverse in 2000. In 1998, circulation revenue improved by $19.8 million, or 3.5%, on a 5.6% decrease in daily circulation and a 5.3% decrease in Sunday circulation. Including full-year results in 1997 for the former Disney and Scripps newspapers but excluding the sold newspapers, circulation revenue for 1998 compared to 1997 was essentially flat, on about flat average daily circulation copy and an average Sunday circulation copy decline of 1.1%.

OPERATING COSTS. The following table summarizes operating costs for the periods ended Dec. 26, 1999, Dec. 27, 1998, and Dec. 28, 1997.


                                                                                                          Change
                                                                                                 ------------------------
In thousands                         1999                1998                1997                 99-98             98-97
                                 -----------         -----------         -----------             -------            -----
Operating costs
  Labor and employee benefits    $ 1,246,491         $ 1,200,981         $ 1,132,227               3.8%              6.1%
                                 -----------         -----------         -----------
  Newsprint, ink and
    supplements                      472,727             529,154             466,329             (10.7)%            13.5%
  Other operating costs              695,403             669,114             615,470               3.9%              8.7%
  Depreciation and
    amortization                     189,354             188,052             156,731               0.7%             20.0%
                                 -----------         -----------         -----------
    Total operating costs        $ 2,603,975         $ 2,587,301         $ 2,370,757               0.6%              9.1%
                                 ===========         ===========         ===========


The increase in labor and employee benefits in 1999 resulted from a 3.8% increase in the average wage per employee, offset by a 1.2% decrease in the number of full-time equivalent employees. In addition, bonus and incentive costs were up 16.3% and benefit costs were up 7.4% from 1998. During 1999, the company incurred $4.7 million in severance costs. In 1998, the company incurred $23.9 million in newspaper severance and corporate relocation costs. The corporate relocation costs resulted from the relocation of the company headquarters from Miami to San Jose. Without these severance and corporate relocation costs, labor and employee benefits increased 5.1% in 1999. On a comparable basis and excluding corporate relocation and newspaper severance costs from 1998, labor and employee benefits were up $27.1 million, or 2.3%, from 1997, on a 1.0% increase in the work force and an average wage rate increase of 3.0%, offset by a decline in employee benefit costs.

The decrease in the cost of newsprint, ink and supplements in 1999 was due primarily to a 12.3% decrease in the average cost per ton of newsprint, offset slightly by a 0.7% increase in newsprint consumption. For 1998 compared with 1997, the increase in newsprint, ink and supplements was due to a 7.0% increase in the average cost per ton of newsprint and a 5.6% increase in newsprint consumption.

The increase in other operating costs in 1999 resulted primarily from an increase in the cost of contract services, legal fees, and an increase in the reserve for bad debt expense. The increase in other operating expenses from 1997 to 1998 was due primarily to promotion costs and the changeover to circulation agents in Detroit, which was offset by additional circulation revenue recorded at the retail price for newspapers delivered. Previous circulation revenue in Detroit was recorded at the net wholesale price.

For 1999, depreciation and amortization expense increased 0.7%. The increase in depreciation resulted from a slightly larger asset base. The increase in depreciation and amortization expense from 1997 to 1998 resulted primarily from an increase in amortization expense associated with the acquisition of newspapers from The Walt Disney Company and E.W. Scripps Company and depreciation expense associated with major press projects.

NON-OPERATING ITEMS. Net interest expense decreased $8.2 million, or 8.4%, in 1999 as a result of lower debt levels. For 1998, net interest expense increased $4.1 million, or 4.4%, due to higher debt levels associated with the Disney acquisition and higher interest rates in the early part of 1998. The average debt balance decreased $180.9 million in 1999 and increased $153.7 million from 1997 to 1998.

From 1998 to 1999, equity in earnings of unconsolidated companies and joint ventures decreased by $10.7 million due to a decrease in earnings from investments in newsprint mills, InfiNet Company, and various other investments. From 1997 to 1998, equity in earnings of unconsolidated companies increased by $12.5 million, due to improved results from newsprint mill investments and InfiNet.

The "OTHER, NET" line of the non-operating section decreased by $55.7 million in 1999, due to the 1998 gains on the sale of the balance of the company's cable systems, the Gary, Ind., newspaper, and final settlements on the 1997 newspaper sales. Results in 1999 included a gain on the sale of AT&T, Zip2 and SportsLine stock, offset by adjustments in the carrying value of certain other investments. Results in 1997 included the sale of the majority of the TKR Cable Company, the Boulder exchange and the sale of four newspapers.

On March 18, 1998, the company (through its wholly owned subsidiary Knight-Ridder Cablevision, Inc.), completed the sale of its remaining jointly owned cable television system to Tele-Communications, Inc. On Feb. 2, 1998, the company completed the sale of the Post-Tribune in Gary, Ind., to Hollinger International, Inc. The proceeds from these sales were $95.8 million, consisting of $58.1 million in cash and TCI stock with an aggregate market value of $37.7 million. The pretax and after-tax gains on the sales were $75.3 million and $45.0 million, respectively.

DISCONTINUED OPERATIONS. On April 13, 1998, the company closed on the sale of Technimetrics, Inc., to an operating unit of the Thomson Corporation. Technimetrics was a subsidiary that sold global shareholding and business contact information. This sale fully divested the company of the discontinued Business Information Services segment. The proceeds from the sale were $125.0 million and resulted in pretax and after-tax gains of $103.8 million and $60.0 million, respectively.

INCOME TAXES. The effective income tax rates on continuing operations for 1999, 1998 and 1997 were 40.2%, 39.8% and 42.9%, respectively. The effective tax rate was higher in 1997 because of the sale of cable assets, which generated income in states with higher tax rates. In addition, in 1998 certain prior year tax matters were settled for amounts lower than originally estimated.

ONLINE ACTIVITIES. The company announced in the fourth quarter of 1999 the creation of KnightRidder.com, which will consolidate all of the company's Internet operations as a separate business unit by the end of the first quarter of 2000. Historically, Knight Ridder's Internet activities have been reported and managed as a part of the company's newspaper operations, but once the transition to a stand-alone business unit is made, they will be reported and managed separately. KnightRidder.com will reorganize, manage and control all of Knight Ridder's online efforts, including the Web sites now operated by the newspapers, as well as its current activities. KnightRidder.com will continue to operate and manage the Real Cities network, which now consists of all Knight Ridder Web sites as well as those of several other media affiliates. Revenue from Real Cities sites increased by 75.4% in 1999, to $31.4 million. The company expects significant growth from these operations in 2000.


                                  A LOOK AHEAD

Looking ahead, the company expects another year of earnings growth in 2000. Advertising revenue will likely increase between 4% and 5%, with general and classified stronger than retail. As in 1999, the company believes some markets will do considerably better than this, while others may lag. The company expects the costs for newsprint to increase 4% to 5% in 2000.

                         YEAR 2000 READINESS DISCLOSURE

All Year 2000 statements in this annual report are Year 2000 Readiness Disclosures under the Year 2000 Information and Readiness Disclosure Act. The Year 2000 issue results from computer programs using two digits rather than four to define the applicable year. Company computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Failure to recognize the correct date may result in a system failure, disruption of operations, and/or a temporary inability to conduct normal business activities.

From the initiation of the Year 2000 project, the company has spent approximately $60.0 million of which approximately 65% was related to the purchase of hardware and software, which has been capitalized. The remainder was expensed as incurred.

The company has not experienced any Year 2000-related problems. The company believes all existing computer hardware, software and software conversions are Year 2000 capable; however, there can be no assurance the company will not experience Year 2000 problems in the future. The company continues to monitor its hardware and software systems for any Year 2000-related problems and the company continues to have contingency plans in place with alternative solutions in the event that they are required.

                        LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations is the company's primary source of liquidity. Management continues to have a strong orientation toward cash flows and the effective management of cash generated. In addition, the company uses financial leverage to minimize the overall cost of capital and maintain adequate operating and financial flexibility.

Management monitors leverage through its interest coverage ratio, debt to equity ratio and total debt to total capital ratio. The following schedule summarizes these ratios for the periods ended Dec. 26, 1999, and Dec. 27, 1998:

                                        1999                1998
                                       -----               -----
Current assets to current
  liabilities                          1.1:1               0.8:1
Interest coverage ratio(a)             8.3:1               6.5:1
Total debt to equity                   73.0%               91.9%
Total debt to total capital            42.2%               47.9%

(a) Defined as operating income plus depreciation and amortization divided by interest expense.

The company's financial position remained strong throughout 1999, with cash and cash equivalents and short-term investments of $34.1 million at Dec. 26, 1999, compared with $26.8 million at Dec. 27, 1998. During 1999, cash flows from operating activity were used to fund treasury stock purchases of $210.1 million and to reduce debt by $227.3 million. In addition, the company increased dividends by $8.4 million from 1998 to 1999.

Cash provided by operating activities was $505.7 million in 1999, compared with $297.2 million in 1998. The increase was partially attributed to higher net income, exclusive of gains on sales of investments in both years and the gain on sale of discontinued operations in 1998.

At Dec. 26, 1999, working capital was $73.2 million compared with a negative $128.1 million at Dec. 27, 1998. The increase in working capital from 1998 to 1999 was due primarily to a $158.3 million decrease in short-term borrowings.

Cash required for investing activities was primarily for the purchase of $92.6 million of property, plant and equipment and $76.6 million for the acquisition of businesses and other investments, offset by proceeds of $119.8 million from the sale of investments. The proceeds from the sale of investments came from the company's disposition of stock of AT&T, Zip2 and SportsLine.

The company invests excess cash in short- and long-term investments, depending on projected cash needs from operations, capital expenditures and other business purposes. The company supplements internally generated cash flow with a combination of short- and long-term borrowings. Average outstanding commercial paper during the year was $530.2 million, with an average effective interest rate of 5.5%. At Dec. 26, 1999, the company's revolving credit and term loan agreements, which back up the commercial paper outstanding, had a remaining availability of $466.2 million. The 364-day revolving credit and term loan portion of the facility matures in June 2000; however, the company has the option and intention to renew this facility for an additional term through June 2001. At year end, Standard & Poor's, Moody's and Duff & Phelps continued to rate the company's commercial paper A1, P2 and D1, and long-term debt A, A3 and A, respectively. In February 2000, Moody's upgraded the company's short- and long-term debt to P1 and A2, respectively.

During 1999, the company repurchased 3.7 million common shares at a total cost of $210.1 million and an average cost of $56.74 per share. At year end, there was authorization remaining to purchase 5.5 million shares.

The company's operations have historically generated strong positive cash flow, which, along with the company's commercial paper program, revolving credit lines and ability to issue public debt, has provided adequate liquidity to meet the company's short- and long-term cash requirements, including requirements for working capital and capital expenditures.

The company's capital spending program includes normal replacements, productivity improvements, capacity increases, building construction and expansion and printing press equipment. Over the past three years, capital expenditures, excluding the discontinued BIS operations, have totaled $331.2 million for additions and improvements to properties.

Additions to property,  plant and equipment  decreased by $39.4 million to $92.6
million  in  1999  from  $132.0   million  in  1998,  due  primarily  to  higher
expenditures in 1998 for major Year 2000 projects.

Expenditures in 1999 included $16.8 million for the Fort Worth and Miami press projects. The $37.8 million Fort Worth press expansion was completed during 1999, and the $108.0 million Miami press expansion is scheduled to be completed in 2000.

In addition, The Wichita Eagle began a press project in 1999. The total project cost is projected to be $27.7 million through 2002, with expenditures of $8.0 million in 1999. These press projects are replacement projects that are expected to significantly improve reliability, speed, print quality and page and color capacity, and reduce waste.

Also included in capital expenditures for 1999 was $3.2 million to complete the Philadelphia Editorial System project, for a total project cost of $13.6 million. This project was completed at the end of 1999 and serves both The Philadelphia Inquirer and the Philadelphia Daily News.

Capitalized Year 2000 costs were approximately $15.9 million in 1999. Spending is estimated to be lower in 2000, partly due to the completion of Year 2000 capability and certain major projects.

On Jan. 31, 2000, Cadabra, Inc., an investment in which the company held a 19.5% minority ownership position at Dec. 26, 1999, was purchased by GoTo.com, Inc., in exchange for $8.0 million in cash and 3.3 million shares of GoTo.com, Inc., stock. Knight Ridder now holds a minority ownership interest in GoTo.com of 1.57%. The market value of Cadabra was not readily available at Dec. 26, 1999, and therefore was not included in comprehensive income at year end.

On Feb. 15, 2000, Prio, Inc., an investment in which the company held a 12.41% minority ownership position at Dec. 26, 1999, was purchased by InfoSpace.com in exchange for 5.4 million shares of InfoSpace.com, Inc., stock. The market value of Prio was not readily available at Dec. 26, 1999, and therefore was not included in comprehensive income at year end.

As of the date of these transactions, the company had an after-tax realized gain on its investments in Cadabra and Prio of approximately $100 million.

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

                           FORWARD-LOOKING STATEMENTS

Certain statements in this annual report on Form 10-K are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated.

Potential risks and uncertainties that could adversely affect the company's ability to obtain these results include, without limitations, the following factors: (a) increased consolidation among major retailers or other events that may adversely affect business operations of major customers and depress the level of local and national advertising; (b) an economic downturn in some or all of the company's principal newspaper markets that may lead to decreased circulation or decreased local or national advertising; (c) a decline in general newspaper readership patterns as a result of competitive alternative media or other factors; (d) an increase in newsprint costs over the levels anticipated;
(e) labor disputes that may cause revenue declines or increased labor costs; (f) acquisitions of new businesses or dispositions of existing businesses; (g) increases in interest or financing costs; and (h) rapid technological changes and frequent new product introductions prevalent in electronic publishing, including the evolution of the Internet.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

BORROWINGS. By balancing the mix of variable- versus fixed-rate borrowings, the company manages the interest rate risk of its debt portfolio. Note 4 to the consolidated financial statements includes information relating to the contractual interest rates and fair value of the individual borrowings within the portfolio. A hypothetical 10% change in interest rates would increase interest expense associated with both fixed- and variable-rate borrowings by approximately $9.1 million. This hypothetical interest rate change would also decrease the fair value of the fixed debt by $80.0 million.

NEWSPRINT. The company consumed approximately 801,000 metric tons of newsprint in 1999. This represents 15.2% of the company's 1999 total operating expenses. Under the caption "NEWSPRINT" on page 32 of this annual report, the company has included information on its suppliers, the long-term purchase agreements used to manage the related risk of price increases, and natural hedges the company has in place through its investment in newsprint mills.

COLLECTIVE BARGAINING AGREEMENTS. Approximately 37% of the company's 22,000 employees are represented by some 70 local unions and work under multiyear collective bargaining agreements. These agreements are renegotiated in the years in which they expire.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected quarterly financial data is presented in Note 8 of Notes to Consolidated Financial Statements. Schedule II - Valuations and Qualifying Accounts is included in Item 14 of this report and incorporated herein by reference.

CONSOLIDATED BALANCE SHEET
(In thousands, except share data)

                                           Dec. 26, 1999     Dec. 27, 1998
                                           -------------     -------------
ASSETS

CURRENT ASSETS
  Cash, including short-term cash
    investments of $5,598 in 1999 and
    $4,159 in 1998                          $   34,084        $   26,836
  Accounts receivable, net of allowances
    of $15,917 in 1999 and $15,738 in
    1998                                       423,016           386,455
  Inventories                                   39,238            59,109
  Prepaid expense                               32,246            14,078
  Other current assets                          41,720            39,213
                                            ----------        ----------
      Total Current Assets                  $  570,304        $  525,691
                                            ----------        ----------
INVESTMENTS AND OTHER ASSETS
  Equity in unconsolidated companies and
    joint ventures                             206,880           201,120
  Other                                        181,583           243,586
                                            ----------        ----------
      Total Investments and Other Assets       388,463           444,706
                                            ----------        ----------
PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                         93,995            93,781
  Buildings and improvements                   484,163           484,367
  Equipment                                  1,244,110         1,175,044
  Construction and equipment
    installations in progress                   67,922            84,559
                                            ----------        ----------
                                             1,890,190         1,837,751
  Less accumulated depreciation               (831,041)         (764,750)
                                            ----------        ----------
      Net Property, Plant and Equipment      1,059,149         1,073,001
                                            ----------        ----------

GOODWILL
  Less accumulated amortization of
    $331,504 in 1999 and $264,001 in 1998    2,174,418         2,213,699
                                            ----------        ----------
      Total                                 $4,192,334        $4,257,097
                                            ==========        ==========

See "Notes to Consolidated Financial Statements."

                                           Dec. 26, 1999     Dec. 27, 1998
                                           -------------     -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                          $  142,460        $  164,558
  Accrued expenses and other liabilities       100,668           111,088
  Accrued compensation and amounts
    withheld from employees                    126,529           112,827
  Federal and state income taxes                16,039
  Deferred revenue                              71,505            67,006
  Short-term borrowings and current
    portion of long-term debt                   39,940           198,277
                                            ----------        ----------
      Total Current Liabilities                497,141           653,756
                                            ----------        ----------

NONCURRENT LIABILITIES
  Long-term debt                             1,260,814         1,329,001
  Deferred Federal and state income taxes      306,636           293,015
  Postretirement benefits other than
    pensions                                   145,143           147,118
  Employment benefits and other
    noncurrent liabilities                     197,045           168,974
                                            ----------        ----------
      Total Noncurrent Liabilities           1,909,638         1,938,108
                                            ----------        ----------

MINORITY INTERESTS IN CONSOLIDATED
  SUBSIDIARIES                                   4,871             2,502

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY
  Preferred stock, $1.00 par value;
    shares authorized - 2,000,000; shares
    issued - 1,374,100 in 1999 and
    1,754,930 in 1998                            1,374             1,755
  Common stock, $.02 1/12 par value;
    shares authorized - 250,000,000;
    shares issued - 79,654,493 in 1999
    and 78,374,195 in 1998                       1,659             1,633
  Additional capital                           938,969           908,078
  Retained earnings                            798,971           735,132
  Accumulated other comprehensive income        42,084            18,738
  Treasury stock, at cost; 42,510 shares
    in 1999 and 46,667 shares in 1998           (2,373)           (2,605)
                                            ----------        ----------
      Total Shareholders' Equity             1,780,684         1,662,731
                                            ----------        ----------
      Total                                 $4,192,334        $4,257,097
                                            ==========        ==========

See "Notes to Consolidated Financial Statements."

CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)

                                                Year Ended
                             ---------------------------------------------
                             Dec. 26, 1999   Dec. 27, 1998   Dec. 28, 1997
                             -------------   -------------   -------------

OPERATING REVENUE
  Advertising
    Retail                    $ 1,102,381     $ 1,089,273     $ 1,008,736
    General                       316,857         261,831         246,096
    Classified                  1,049,665       1,011,755         947,419
                              -----------     -----------     -----------
      Total                     2,468,903       2,362,859       2,202,251
  Circulation                     578,769         587,529         567,757
  Other                           180,553         141,531         106,777
                              -----------     -----------     -----------
      Total Operating Revenue   3,228,225       3,091,919       2,876,785
                              -----------     -----------     -----------

OPERATING COSTS
  Labor and employee benefits   1,246,491       1,200,981       1,132,227
  Newsprint, ink and
    supplements                   472,727         529,154         466,329
  Other operating costs           695,403         669,114         615,470
  Depreciation and
    amortization                  189,354         188,052         156,731
                              -----------     -----------     -----------
      Total Operating Costs     2,603,975       2,587,301       2,370,757
                              -----------     -----------     -----------
OPERATING
  INCOME                          624,250         504,618         506,028
                              -----------     -----------     -----------

OTHER INCOME (EXPENSE)
  Interest expense                (97,444)       (105,936)       (102,662)
  Interest expense
    capitalized                     5,197           4,516           5,376
  Interest income                   2,429           3,416           3,404
  Equity in earnings of
    unconsolidated companies
    and joint ventures             12,571          23,309          10,800
  Minority interests in
    earnings of consolidated
    subsidiaries                  (11,984)        (10,749)        (11,503)
  Other, net                       32,996          88,742         282,409
                              -----------     -----------     -----------
      Total                       (56,235)          3,298         187,824
                              -----------     -----------     -----------
Income before income taxes        568,015         507,916         693,852
Income taxes                      228,076         202,285         297,348
                              -----------     -----------     -----------

INCOME FROM CONTINUING
  OPERATIONS                      339,939         305,631         396,504
Net gain on sale of
  discontinued BIS
  operations, net of
  applicable income taxes of
  $43,752 in 1998 and $8,365
  in 1997                                          60,042          15,261
Income from discontinued BIS
  operations, net of
  applicable income taxes of
  $133 in 1998 and $1,119 in
  1997                                                184           1,250
                              -----------     -----------     -----------
      Net Income              $   339,939     $   365,857     $   413,015
                              ===========     ===========     ===========

(In thousands, except per share data)

                                                Year Ended
                             ---------------------------------------------
                             Dec. 26, 1999   Dec. 27, 1998   Dec. 28, 1997
                             -------------   -------------   -------------

EARNINGS PER SHARE
  Basic: (Note 1)
    Income from continuing
      operations              $      4.07     $      3.70     $      4.40
    Net gain on sale of
      discontinued BIS
      operations                                      .76             .17
    Income from discontinued
      BIS operations, net                             .01             .02
                              -----------     -----------     -----------
      Net Income              $      4.07     $      4.47     $      4.59
                              ===========     ===========     ===========

  Diluted:
    Income from continuing
      operations              $      3.49     $      3.11     $      3.91
    Net gain on sale of
      discontinued BIS
      operations                                      .61             .15
    Income from discontinued
      BIS operations, net                             .01             .02
                              -----------     -----------     -----------
      Net Income              $      3.49     $      3.73     $      4.08
                              ===========     ===========     ===========

AVERAGE SHARES OUTSTANDING
  (000S)
  Basic                            80,025          78,882          88,475
  Diluted                          97,460          98,176         101,314

See "Notes to Consolidated Financial Statements."

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)

                                                   Year Ended
                                ----------------------------------------------
                                 Dec. 26, 1999   Dec. 27, 1998   Dec. 28, 1997
                                --------------  --------------  --------------

CASH PROVIDED BY (REQUIRED FOR)
OPERATING ACTIVITIES
  Net income                       $ 339,939      $ 365,857      $ 413,015
    Noncash items deducted from
      (included in) income:
      Gains on sales of
        investments                  (37,655)       (75,251)      (283,126)
      Net gain on sale of
        discontinued BIS
        operations                                  (60,042)       (15,261)
      Depreciation                   107,855        101,950         94,138
      Amortization                    81,499         86,102         62,593
      Benefit for deferred taxes      (1,895)        (8,444)       (14,750)
      Provision for bad debts         25,135         20,854         23,332
      Earnings from investees
        less distributions             2,506        (21,856)       (14,658)
      Minority interests in
        earnings of consolidated
        subsidiaries                  12,024         10,749         11,503
      Other items, net                   767         18,576         38,656
  Change in certain assets and
    liabilities:
    Accounts receivable              (64,221)       (39,927)       (57,185)
    Inventories                       19,871         (9,398)          (326)
    Other current assets             (22,452)         3,296            380
    Accounts payable                 (22,098)       (20,299)       (83,969)
    Federal and state income
      taxes                           16,176        (52,234)        20,125
    Other liabilities                 48,253        (22,782)        47,724
                                   ---------      ---------      ---------
       Net Cash Provided by
         Operating Activities        505,704        297,151        242,191
                                   ---------      ---------      ---------

CASH PROVIDED BY (REQUIRED FOR)
  INVESTING ACTIVITIES
  Proceeds from sales of
    investments                      119,810         62,444        423,039
  Proceeds from sale of
    discontinued BIS operations                     125,000        416,983
  Change in net noncurrent
    assets of discontinued BIS
    operations                                          520          1,996
  Acquisition of businesses          (38,403)
  Other investments                  (38,227)
  Additions to property, plant
    and equipment                    (92,563)      (132,025)      (106,614)
  Other items, net                    33,205        (35,642)        (8,165)
                                   ---------      ---------      ---------
       Net Cash Provided by
         (Required for)
         Investing Activities        (16,178)        20,297        727,239
                                   ---------      ---------      ---------

CASH PROVIDED BY (REQUIRED FOR)
  FINANCING ACTIVITIES
  Proceeds from sale of
    commercial paper, notes
    payable and senior notes
    payable                        2,397,615        914,926        833,600
  Payment of total debt           (2,624,906)    (1,057,186)      (976,611)
                                   ---------      ---------      ---------
       Net Change in Total Debt
         excluding amortization
         of discounts               (227,291)      (142,260)      (143,011)
  Payment of cash dividends          (85,526)       (77,152)       (78,335)
  Issuance of common stock to
    employees and directors           50,335         44,411         60,029
  Purchase of treasury stock        (210,141)      (255,533)      (643,375)
  Other items, net                    (9,655)       (20,369)       (27,327)
                                   ---------      ---------      ---------
       Net Cash Required for
         Financing Activities       (482,278)      (450,903)      (832,019)
                                   ---------      ---------      ---------
         Net Increase (Decrease)
           in Cash                     7,248       (133,455)       137,411
Cash and short-term cash
  investments at beginning of
  the year                            26,836        160,291         22,880
                                   ---------      ---------      ---------
Cash and short-term cash
  investments at end of the year   $  34,084      $  26,836      $ 160,291
                                   =========      =========      =========

(In thousands of dollars)

                                                   Year Ended
                                ----------------------------------------------
                                 Dec. 26, 1999   Dec. 27, 1998   Dec. 28, 1997
                                --------------  --------------  --------------
SUPPLEMENTAL CASH FLOW
INFORMATION
  Noncash investing activities
    Securities received as
      proceeds on the sale of
      investee                     $      --      $  37,678       $ 229,163
    Unrealized gains (net of
      tax) on investments
      available for sale              23,346         18,738           1,671
  Noncash financing activities
    Conversion of preferred
      stock held by Disney to
      common stock
      Preferred stock                   (381)
      Additional capital            (142,842)
    Issuance of common stock
      upon conversion to
      preferred stock
      Preferred stock                     79
      Additional capital             143,144
    Issuance of preferred stock
      for the acquisition of the
      Disney newspapers
      Preferred stock                                                 1,755
      Additional capital                                            658,245
    Long-term debt assumed on
      the acquisition of the
      Disney newspapers                                             990,000


See "Notes to Consolidated Financial Statements."

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands of dollars, except share data)

                                      Preferred        Common      Treasury
                                         Shares        Shares        Shares
------------------------------------------------------------------------------

BALANCE AT DEC. 29, 1996                     --    93,340,652            --
  Issuance of common shares under
    stock option plan                                  89,318
  Issuance of treasury shares under
    stock option plan                                             1,604,447
  Issuance of treasury shares under
    stock purchase plan                                             387,514
  Issuance of convertible preferred
    shares                            1,754,930
  Purchase of treasury shares                                   (13,824,300)
  Retirement of treasury shares                   (11,832,339)   11,832,339
  Tax benefits arising from
    employee stock plans
  Comprehensive income:
    Net income
    Change in unrealized gains on
      securities available for
      sale, net of tax of $1,210
    Comprehensive income
  Cash dividends declared
                                   ------------   -----------    ----------
BALANCE AT DEC. 28,  1997             1,754,930    81,597,631            --
  Issuance of common shares under
    stock option plan                                 369,372
  Issuance of common shares under
    stock purchase plan                                81,672
  Issuance of treasury shares under
    stock option plan                                               638,420
  Issuance of treasury shares under
    stock purchase plan                                             267,927
  Issuance of treasury shares to
    nonemployee directors                                             3,333
  Issuance of treasury shares                                        94,173
  Purchase of treasury shares                                    (4,725,000)
  Retirement of treasury shares                    (3,674,480)    3,674,480
  Tax benefits arising from
    employee stock plans
  Comprehensive income:
    Net income
    Change in unrealized gains on
      securities available for
      sale, net of tax of $12,492
    Comprehensive income
  Cash dividends declared
                                   ------------   -----------    ----------
BALANCE AT DEC. 27, 1998              1,754,930    78,374,195       (46,667)
  Issuance of common shares under
    stock option plan                                 840,375
  Issuance of common shares under
    stock purchase plan                               336,001
  Conversion of preferred shares       (380,830)    3,808,300
  Issuance of treasury shares to
    nonemployee directors                                             4,157
  Purchase of treasury shares                                    (3,704,378)
  Retirement of treasury shares                    (3,704,378)    3,704,378
  Tax benefits arising from
    employee stock plans
  Comprehensive income:
    Net income
    Change in unrealized gains on
      securities available for
      sale, net of tax of $15,564
    Comprehensive income
  Cash dividends declared
                                   ------------   -----------    ----------
BALANCE AT DEC. 26, 1999              1,374,100    79,654,493       (42,510)
                                   ============   ===========    ==========

See "Notes to Consolidated Financial Statements."


                                    Preferred            Common        Additional          Retained
                                        Stock             Stock           Capital          Earnings
-----------------------------------------------------------------------------------------------------
BALANCE AT DEC. 29, 1996              $    --           $ 1,945         $ 308,320         $ 819,572
  Issuance of common shares under
    stock option plan                                         2             2,395
  Issuance of treasury shares under
    stock option plan                                                     (28,149)
  Issuance of treasury shares under
    stock purchase plan                                                    (2,222)
  Issuance of convertible preferred
    shares                              1,755                             658,245
  Purchase of treasury shares
  Retirement of treasury shares                            (247)          (37,519)         (517,606)
  Tax benefits arising from
    employee stock plans                                                   10,502
  Comprehensive income:
    Net income                                                                              413,015
    Change in unrealized gains on
      securities available for
      sale, net of tax of $1,210

    Comprehensive income

  Cash dividends declared                                                                   (78,335)
                                      -------           -------         ---------         ---------
BALANCE AT DEC. 28,  1997             $ 1,755           $ 1,700         $ 911,572         $ 636,646
  Issuance of common shares under
    stock option plan                                         7            10,185
  Issuance of common shares under
    stock purchase plan                                       2             3,966
  Issuance of treasury shares under
    stock option plan                                                     (14,422)
  Issuance of treasury shares under
    stock purchase plan                                                    (1,352)
  Issuance of treasury shares to
    nonemployee directors                                                     (13)
  Issuance of treasury shares
  Purchase of treasury shares
  Retirement of treasury shares                             (76)          (11,401)         (190,219)
  Tax benefits arising from
    employee stock plans                                                    9,543
  Comprehensive income:
    Net income                                                                              365,857
    Change in unrealized gains on
      securities available for
      sale, net of tax of $12,492

    Comprehensive income

  Cash dividends declared                                                                   (77,152)
                                      -------           -------         ---------         ---------
BALANCE AT DEC. 27, 1998              $ 1,755           $ 1,633         $ 908,078         $ 735,132
  Issuance of common shares under
    stock option plan                                        17            25,893
  Issuance of common shares under
    stock purchase plan                                       7            14,996
  Conversion of preferred shares         (381)               79               302
  Issuance of treasury shares to
    nonemployee directors
  Purchase of treasury shares
  Retirement of treasury shares                             (77)          (19,490)         (190,574)
  Tax benefits arising from
    employee stock plans                                                    9,190
  Comprehensive income:
    Net income                                                                              339,939
    Change in unrealized gains on
      securities available for
      sale, net of tax of $15,564

    Comprehensive income

  Cash dividends declared                                                                   (85,526)
                                       -------           -------        ---------         ---------
BALANCE AT DEC. 26, 1999               $ 1,374           $ 1,659        $ 938,969         $ 798,971
                                       =======           =======        =========         =========

                                        Accumulated
                                       Other Compre-         Treasury
                                      hensive Income            Stock            Total
--------------------------------------------------------------------------------------
BALANCE AT DEC. 29, 1996                    $  1,671         $     --      $ 1,131,508
  Issuance of common shares under
    stock option plan                                                            2,397
  Issuance of treasury shares under
    stock option plan                                          70,785           42,636
  Issuance of treasury shares under
    stock purchase plan                                        17,218           14,996
  Issuance of convertible preferred
    shares                                                                     660,000
  Purchase of treasury shares                                (643,375)        (643,375)
  Retirement of treasury shares                               555,372               --
  Tax benefits arising from
    employee stock plans                                                        10,502
  Comprehensive income:
    Net income                                                                 413,015
    Change in unrealized gains on
      securities available for
      sale, net of tax of $1,210            $  1,671                            (1,671)
                                                                           -----------
    Comprehensive income                                                       411,344
                                                                           -----------
  Cash dividends declared                                                      (78,335)
                                            --------         --------      -----------
BALANCE AT DEC. 28,  1997                   $     --         $     --      $ 1,551,673
  Issuance of common shares under
    stock option plan                                                           10,192
  Issuance of common shares under
    stock purchase plan                                                          3,968
  Issuance of treasury shares under
    stock option plan                                          32,797           18,375
  Issuance of treasury shares under
    stock purchase plan                                        13,228           11,876
  Issuance of treasury shares to
    nonemployee directors                                         186              173
  Issuance of treasury shares                                   5,021            5,021
  Purchase of treasury shares                                (255,533)        (255,533)
  Retirement of treasury shares                               201,696               --
  Tax benefits arising from
    employee stock plans                                                         9,543
  Comprehensive income:
    Net income                                                                 365,857
    Change in unrealized gains on
      securities available for
      sale, net of tax of $12,492             18,738                            18,738
                                                                           -----------
    Comprehensive income                                                       384,595
                                                                           -----------
  Cash dividends declared                                                      (77,152)
                                            --------         --------      -----------
BALANCE AT DEC. 27, 1998                    $ 18,738        $ (2,605)      $ 1,662,731
  Issuance of common shares under
    stock option plan                                                           25,910
  Issuance of common shares under
    stock purchase plan                                                         15,003
  Conversion of preferred shares                                                    --
  Issuance of treasury shares to
    nonemployee directors                                        232               232
  Purchase of treasury shares                               (210,141)         (210,141)
  Retirement of treasury shares                              210,141                --
  Tax benefits arising from
    employee stock plans                                                         9,190
  Comprehensive income:
    Net income                                                                 339,939
    Change in unrealized gains on
      securities available for
      sale, net of tax of $15,564             23,346                            23,346
                                                                           -----------
    Comprehensive income                                                       363,285
                                                                           -----------
  Cash dividends declared                                                      (85,526)
                                            --------        --------       -----------
BALANCE AT DEC. 26, 1999                    $ 42,084        $ (2,373)      $ 1,780,684
                                            ========        ========       ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The company reports on a fiscal year, ending on the last Sunday in the calendar year. Results for 1999, 1998 and 1997 are for the 52 weeks ended Dec. 26, Dec. 27 and Dec. 28, respectively.

The BASIS OF CONSOLIDATION is to include in the consolidated financial statements all the accounts of Knight Ridder and its more-than-50%-owned subsidiaries. All significant intercompany transactions and account balances have been eliminated.

REVENUE RECOGNITION Advertising revenue is recognized when ads are published. Circulation revenue is recognized when the newspaper is delivered to the customer. Other revenue is recognized when the related product or service has been delivered.

The company is a 50% partner in DETROIT NEWSPAPERS (DN), a joint operating agency between Detroit Free Press, Inc., a wholly owned subsidiary of Knight Ridder, and The Detroit News, Inc., a wholly owned subsidiary of Gannett Co., Inc. In 1989, business operations of the Free Press and The Detroit News were transferred to DN. Under the joint operating agreement that expires in the year 2089, as of Dec. 26, 1994, profits are split equally between the partners. The Consolidated Statement of Income includes, on a line-by-line basis, the company's pro rata share of the revenue and expense generated by the operation of the agency.

INVESTMENTS in companies in which Knight Ridder has an equity interest of at least 20% but not more than 50% are generally accounted for under the equity method. Under this method, the company records its share of earnings as income and increases the investment by the equivalent amount. Dividends and losses are recorded as a reduction in the investment.

The investment caption "EQUITY IN UNCONSOLIDATED COMPANIES AND JOINT VENTURES" in the Consolidated Balance Sheet represents the company's equity in the net assets of DN; the Seattle Times Company and subsidiaries; Newspapers First, a company responsible for the sales and servicing of general, retail and classified advertising accounts for a group of newspapers; SP Newsprint Co. and Ponderay Newsprint Company, two newsprint mill partnerships; InfiNet Company, a joint venture that allows newspapers to offer Internet access to subscribers; TKR Cable Company and TKR Cable Partners, cable television joint ventures (all but one of the cable companies jointly owned with Tele-Communications, Inc. [TCI], were sold in January 1997 and the balance was sold in March 1998); and Interealty, Inc. (formerly known as PRC Realty Systems, Inc., sold in September
1998), a software system producer for the real estate industry.

The company owns 49.5% of the voting common stock and 65% of the nonvoting common stock of the SEATTLE TIMES COMPANY, owns 31.1% of the voting stock of NEWSPAPERS FIRST, is a one-third partner in the SP NEWSPRINT CO., and an 18.7% partner in CareerPath.com Inc. and owns a 13.5% equity share of PONDERAY NEWSPRINT COMPANY. The company owns 33.3% of the voting stock and 50% of the nonvoting stock of INFINET COMPANY.

FORT WAYNE NEWSPAPERS, INC. and THE PROFESSIONAL EXCHANGE LLC (a subsidiary of Philadelphia Newspapers, Inc.) are the only consolidated subsidiaries that have a minority ownership interest. The minority shareholders' interest in the net income of these subsidiaries has been reflected as an expense in the Consolidated Statement of Income in the caption "MINORITY INTERESTS IN EARNINGS OF CONSOLIDATED SUBSIDIARIES." Also included in this caption is a contractual minority interest resulting from a JOA that runs through the year 2021 between The Miami Herald Publishing Company and Cox Newspapers, Inc., covering the publication of The Herald and The Miami News, which ceased publication in 1988. The company's liability to the minority interest shareholders is included in the Consolidated Balance Sheet caption, "MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES."

"CASH AND SHORT-TERM CASH INVESTMENTS" includes currency and checks on hand, demand deposits at commercial banks, overnight repurchase agreements of government securities, and investment-grade commercial paper. Cash and short-term investments are recorded at cost. Due to the short-term nature of marketable securities, cost approximates market value.

The majority of the company's "ACCOUNTS RECEIVABLE" as of Dec. 26, 1999, and Dec. 27, 1998, are from advertisers, newspaper subscribers and information users. Credit is extended based on the evaluation of the customer's financial condition, and generally collateral is not required. Credit losses are provided for in the financial statements and consistently have been within management's expectations.

"INVENTORIES" are priced at the lower of cost (first-in, first-out FIFO method) or market. Most of the inventory is newsprint, ink and other supplies used in printing newspapers. "OTHER ASSETS" includes investments in companies in which Knight Ridder owns less than an equity interest. These investments are reviewed for appropriate classification at the time of purchase and re- evaluated as of each balance sheet date. Investments available for sale are carried on the balance sheet at fair market value, with the unrealized gains/ losses (net of tax) reported as "ACCUMULATED OTHER COMPREHENSIVE INCOME," a separate component of shareholders' equity. Upon the sale of an investment, the gain/loss is calculated based on the original cost less the proceeds from the sale.
Investments are classified as "held to maturity" when the company has the positive intent and ability to hold the investment to maturity.

"PROPERTY, PLANT AND EQUIPMENT" is recorded at cost, and the provision for depreciation for financial statement purposes is computed principally by the straight-line method over the estimated useful lives of the assets.

"GOODWILL" includes the unamortized excess of cost over the fair market value on the purchase of at least a 50% interest in a company's net tangible and intangible assets arising from these acquisitions. The goodwill is being amortized over a 40-year period on a straight-line basis, unless management concludes that a shorter term is more appropriate. Identified intangibles of approximately $400 million acquired through acquisitions consist of trademarks, subscriber and advertiser lists and mastheads that are being amortized on a straight-line basis over periods ranging from five to 40 years, with a weighted-average life of 25.7 years. If, in the opinion of management, an impairment in value occurs, based on the undiscounted cash flow method, any necessary additional write-downs will be charged to expense.

"DEFERRED REVENUE" arises as a normal part of business from advance subscription payments for newspapers. Revenue is recognized in the period in which it is earned.

"SHORT-TERM BORROWINGS AND CURRENT PORTION OF LONG-TERM DEBT" includes the carrying amounts of commercial paper and other short-term borrowings with original maturities of less than one year and which management does not intend to refinance, and the portion of long-term debt payable within 12 months. The carrying amounts of short-term borrowings approximate fair value. "LONG-TERM DEBT" represents the carrying amounts of debentures, notes payable, other indebtedness with maturities longer than one year and commercial paper backed by two revolving credit and term loan agreements that management intends to refinance at maturity. Fair values, disclosed in Note 4, are estimated using discounted cash flow analyses based on the company's current incremental borrowing rates for similar types of borrowing arrangements.

In accordance with FAS NO. 121 - ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the company reviews long-lived assets and related intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. To date, no such impairment has been indicated. If this review indicates that the carrying value of these assets will not be recoverable, as measured based on estimated undiscounted cash flows over their remaining life, the carrying amount would be adjusted to fair value. The cash flow estimates that will be used will contain management's best estimates, using appropriate and customary assumptions and projections at the time.

In  1996,  the  company   implemented  FAS  123  -  ACCOUNTING  FOR  STOCK-BASED
COMPENSATION. Under this statement, the company accounts for stock-based compensation plans under the provisions of APB 25 - ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and discloses the general and pro forma financial information required by FAS 123. See Note 6.

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

"BASIC EARNINGS PER SHARE" is computed by dividing net income attributable to common stock (net income less preferred stock dividends) by the weighted-average number of common shares outstanding. Net income attributable to common shares was $325.7 million in 1999, $351.8 million in 1998 and $406.0 million in 1997. Basic EPS attributable to common shares was restated in 1998 and 1997 to exclude preferred dividends from net income in the calculation of net income attributable to common shares. Basic EPS decreased by $0.17 in 1998 and $0.08 in 1997 as a result of the restatement. "DILUTED EARNINGS PER SHARE" is computed by dividing net income by the weighted-average number of common and common equivalent shares outstanding.

In 1998, the company adopted FAS 130 - REPORTING COMPREHENSIVE INCOME. FAS 130 establishes new rules for the reporting and display of comprehensive income and its components. FAS 130 requires that unrealized gains or losses on the company's available-for-sale securities be included in "ACCUMULATED OTHER COMPREHENSIVE INCOME," a separate component of shareholders' equity. Prior to its adoption, unrealized gains or losses on available-for-sale securities were separately identified as such in shareholders' equity. The adoption of FAS 130 expanded the disclosure provided in the statement of shareholders' equity. See
Note 9.

FAS 131 - DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION was effective in 1998. The company is a newspaper company with products in print and online. It maintains operations and local management in the markets it serves, including the metropolitan areas of Philadelphia, Pa., Miami, Fla., San Jose, Calif., Kansas City, Mo., Fort Worth, Texas, Detroit, Mich., and Charlotte, N.C. Revenue is earned through the sale of advertising, circulation and related activities. Newspapers are distributed in print through local distribution channels, as well as online through Knight Ridder's Real Cities network (see "Management's Discussion and Analysis of Operations: Online Activities" on page 16).

Reportable  online  operations  did not meet the definition of a segment per FAS
131. This assessment will be re-evaluated in 2000 as a result of the separation of online activities into a separate business unit. During 1999, the company conducted business as one operating segment. This determination was based on the individual operations that the chief operating decision-maker reviewed for purposes of assessing performance and making operating decisions.

In 1998, the company also adopted FAS 132 - EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS. FAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets and eliminates certain disclosures that are no longer considered useful. See
Note 7.

In 2001, the company plans to adopt FAS 133 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Based on current circumstances, the company does not believe the effect of adoption will be material.

The company adopted STATEMENT OF POSITION 98-5 - REPORTING ON THE COSTS OF START-UP ACTIVITIES as of the beginning of 1999. The statement requires all costs of start-up activities, including organization costs, to be charged to operations as incurred. The adoption of this statement has not had a material effect on the financial statements.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  INCOME TAXES

The company's income tax expense is determined under the provisions of Statement of Financial Accounting Standards 109, Accounting for Income Taxes, which requires the use of the liability method in adjusting previously deferred taxes for changes in tax rates.

Substantially all of the company's earnings are subject to domestic taxation. No material foreign income taxes have been imposed on reported earnings.

Federal, state and local income taxes (benefits) consist of the following (in thousands):


                                             1999                              1998                            1997
                                 ---------------------------        -------------------------       -------------------------
                                  Current           Deferred         Current         Deferred        Current         Deferred
                                 ---------          --------        ---------        --------       ---------       ---------
Federal income taxes             $ 203,100          $ (6,447)       $ 213,161        $ (4,479)      $ 286,645       $ (33,176)
State and local income taxes        26,870             4,552           39,953          (2,465)         64,519         (11,156)
                                 ---------          --------        ---------        --------       ---------       ---------
  Total                          $ 229,970          $ (1,895)       $ 253,114        $ (6,944)      $ 351,164       $ (44,332)
                                 =========          ========        =========        ========       =========       =========

Provision for:
  Continuing operations          $ 229,970          $ (1,895)       $ 210,729        $ (8,444)      $ 312,098       $ (14,750)
  Discontinued operations                                              42,385           1,500          39,066         (29,582)
                                 ---------          --------        ---------        --------       ---------       ---------
    Total                        $ 229,970          $ (1,895)       $ 253,114        $ (6,944)      $ 351,164       $ (44,332)
                                 =========          ========        =========        ========       =========       =========


Cash payments of income taxes for the years 1999, 1998 and 1997 were $213.1 million, $262.7 million and $278.5 million, respectively. Payments in 1998 included the tax impact resulting from the sale of the Gary paper and Technimetrics. Payments in 1997 included the tax impact resulting from the gain on the sale of Knight-Ridder Information, Inc., newspapers in Boca Raton and Long Beach, and TKR Cable Company.

3.  EFFECTIVE INCOME TAX RATES

The differences between income tax expense for continuing operations shown in the financial statements and the amounts determined by applying the federal statutory rate of 35% in each year are as follows (in thousands):

                                          1999          1998         1997
                                       ---------     ---------    ---------
Federal statutory income tax           $ 198,805     $ 177,771    $ 242,848
State and local income taxes, net of
  federal benefit                         20,425        17,033       34,300
Statutory rate applied to
  nondeductible amortization of the
  excess of cost over net assets
  acquired                                15,016        15,123       13,482
Other items, net                          (6,170)       (7,642)       6,718
                                       ---------     ---------    ---------
  Total                                $ 228,076     $ 202,285    $ 297,348
                                       =========     =========    =========


The deferred tax asset and liability at the fiscal year end consist of the following components (in thousands):

                                                1999              1998
                                             ---------         ---------
Deferred Tax Asset
  Postretirement benefits other than
    pensions (including amounts relating
    to partnerships in which the company
    participates)                            $  84,286         $  84,100
  Accrued interest                               6,476             7,175
  Other nondeductible accruals                  71,307            60,022
                                             ---------         ---------
    Gross deferred tax asset                 $ 162,069         $ 151,297
                                             =========         =========

Deferred Tax Liability
  Depreciation and amortization              $(356,726)        $(341,618)
  Compensation and benefit accruals                965            (7,810)
  Equity in partnerships and investees         (55,408)          (51,170)
  Unrealized appreciation in equity
    securities                                 (28,056)          (12,492)
  Other                                           (623)           (3,361)
                                             ---------         ---------
    Gross deferred tax liability             $(439,848)        $(416,451)
                                             ---------         ---------
    Net deferred tax liability               $(277,779)        $(265,154)
                                             =========         =========

The components of deferred taxes included in the Consolidated Balance Sheet are as follows (in thousands):

                                                1999              1998
                                             ---------         ---------
Current asset                                $  28,857         $  27,861
Noncurrent liability                          (306,636)         (293,015)
                                             ---------         ---------
  Net deferred tax liability                 $(277,779)        $(265,154)
                                             =========         =========

4. DEBT

Debt consisted of the following (in thousands):

                                         Dec. 26              Dec. 27
                                           1999                 1998
                                       -----------          -----------
Commercial paper due at
  various dates through June
  20, 2000, at an effective
  interest rate of 5.5% as of
  Dec. 26, 1999. Amounts are
  net of unamortized discounts
  of $4,004 in 1999 and $9,639
  in 1998(a)                           $   433,796          $   917,533
Debentures due on April 15,
  2009, bearing interest at
  9.875%, net of unamortized
  discount of $1,536 in 1999
  and $1,701 in 1998                       198,464              198,299
Debentures due on Nov. 1,
  2027, bearing interest at
  7.15%, net of unamortized
  discount of $5,466 in 1999
  and $5,614 in 1998                        94,534               94,386
Debentures due on March 15,
  2029, bearing interest at
  6.875%, net of unamortized
  discount of $3,557 in 1999(b)            296,443
Notes payable, bearing
  interest at 8.5%, subject to
  mandatory pro rata
  amortization of 25% annually
  commencing Sept. 1, 1998,
  through maturity on Sept. 1,
  2001, net of unamortized
  discount of $97 in 1999 and
  $223 in 1998                              79,903              119,777
Notes payable due on Nov. 1,
  2007, bearing interest at
  6.625%, net of unamortized
  discount of $1,791 in 1999
  and $2,022 in 1998                        98,209               97,978
Senior notes payable due on
  Dec. 15, 2005, bearing
  interest at 6.3%, net of
  unamortized discount of $595
  in 1999 and $695 in 1998                  99,405               99,305
                                       -----------          -----------
                                         1,300,754            1,527,278

Less amounts payable in one
  year(c)                                   39,940              198,277
                                       -----------          -----------
    Total long-term debt               $ 1,260,814          $ 1,329,001
                                       ===========          ===========

(a) Commercial paper is supported by $900 million of revolving credit and term loan agreements, $500 million of which matures on June 22, 2003, and $400 million of which matures on June 20, 2000. The company has the option and intention to renew the $400 million facility before June 22, 2000, for an additional 364-day term through June 2001.
(b) During the first quarter 1999, the company issued $300 million of 6.875% debentures under a shelf registration statement filed with the Securities and Exchange Commission in November 1997. Proceeds from the issuance were used to reduce borrowings under the company's commercial paper program in April 1999.
(c) In 1999, this represents $39.9 million for the 8.5% notes payable due on Sept. 1, 2000. Interest payments during 1999 and 1998 were $90.6 million and $118.4 million, respectively.

The carrying amounts and fair values of debt as of Dec. 26, 1999, are as follows (in thousands):

                                       Carrying               Fair
                                        Amount                Value
                                     -----------          -----------
Commercial paper                     $   433,796          $   433,796
9.875% Debentures                        198,464              228,536
7.15% Debentures                          94,534               90,660
6.875% Debentures                        296,443              262,338
8.5% Notes payable                        79,903               81,754
6.625% Notes payable                      98,209               94,360
6.3% Senior notes payable                 99,405               94,446
                                     -----------          -----------
  Total                              $ 1,300,754          $ 1,285,890
                                     ===========          ===========

The following table presents the approximate annual maturities of debt for the years after 1999 (in thousands):


2000                                   $    39,940
2001                                        39,963
2003                                       433,796
2005 and thereafter                        787,055
                                       -----------
  Total                                $ 1,300,754
                                       ===========


5.  UNCONSOLIDATED COMPANIES AND JOINT VENTURES

Summary financial information for the company's unconsolidated companies and joint ventures that are accounted for under the equity method is as follows (in thousands):

                                     1999             1998           1997
                                 ----------       ----------     ----------
Current assets                   $  226,155       $  246,940     $  212,939
Property, plant and equipment
  and other assets                1,458,029        1,260,996      1,158,224
Current liabilities                 199,114          170,856        143,683
Long-term debt and other
  noncurrent liabilities            645,555          518,560        394,253
Net sales                           807,825          782,893        806,587
Gross profit                         20,627           90,719         62,426
Net income (loss)                    (8,899)          56,201         24,428
Company's share of:
  Net assets                        206,880          201,120        197,585
  Net income                         12,571           23,309         10,800

In 1989, the Detroit Free Press and The Detroit News began operating under a joint operating agreement as the Detroit Newspaper (DN). Balance sheet amounts for DN at Dec. 26, 1999, Dec. 27, 1998, and Dec. 28, 1997, are included above, and the net assets contributed to DN are included in "Equity in unconsolidated companies and joint ventures" in the Consolidated Balance Sheet. Excluding DN, the company's investment in unconsolidated subsidiaries includes $180.8 million of undistributed earnings accumulated since the investment dates. Dividends and cash distributions received from unconsolidated companies and joint ventures (excluding DN) were $10.8 million in 1999, $6.6 million in 1998 and $3.1 million in 1997.

In January 1997, the company and Tele-Communications, Inc., closed on the sale of the company's interest in all but one of their jointly owned cable systems. The sale of the balance of the cable system was completed in March 1998.

6. CAPITAL STOCK

In 1991, shareholders authorized 2 million shares of Series B preferred stock for future issuance (which is convertible into 20 million shares of common stock).

In  1997,  the  Board of  Directors  authorized  1,758,242  shares  of  Series B preferred stock, $1.00 par value per share, and issued 1,754,930 preferred shares in connection with the May 9, 1997, acquisition of four newspapers that were indirectly owned by The Walt Disney Company. Each share of Series B preferred stock is convertible into 10 shares of common stock. During 1999, 380,830 shares of preferred stock were converted into 3.8 million common shares. If and when dividends and other distributions are declared by the Board of Directors, holders of the Series B preferred stock are entitled to receive the dividends or other distribution paid on the number of shares of the corporation's common stock into which such share of this series is convertible. Each holder of this series is entitled to vote with respect to all matters upon which holders of the corporation's common stock are entitled to vote. The holder of Series B preferred stock has two votes for each preferred share.

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

In 1999, 1998 and 1997, the Series B preferred stock, each share of which is convertible into 10 shares of common stock, and shares of common stock issuable upon exercise of stock options are included in the diluted EPS calculation, but excluded from the basic EPS calculation. The 1999, 1998 and 1997 diluted EPS calculations include 15,947,916, 17,549,300 and 10,968,313 weighted-average shares of Series B convertible preferred stock, respectively, and 1,487,231, 1,744,887 and 1,870,340 weighted-average shares of common stock issuable upon exercise of stock options, respectively.

The Employees Stock Purchase Plan provides for the sale of common stock to employees of the company and its subsidiaries at a price equal to 85% of the market value at the end of each purchase period. Participants under the plan received 336,001 shares in 1999, 349,599 shares in 1998, and 387,514 shares in 1997. The purchase price of shares issued in 1999 under this plan ranged between $42.47 and $45.95, and the market value on the purchase dates of such shares ranged from $49.97 to $54.06.

The Employee Stock Option Plan provides for the issuance of nonqualified stock options and incentive stock options. Options are issued at prices not less than market value at date of grant. Options granted vest in three equal installments over a three-year period from the date of grant. Options expire no later than 10 years from the date of grant. The option plan provides for the discretionary grant of stock appreciation rights (SARs) in tandem with previously granted options, which allow a holder to receive in cash, stock or combinations thereof the difference between the exercise price and the fair market value of the stock at date of exercise. Shares of common stock relating to options outstanding under this plan are reserved at the date of grant.

Transactions under the Employee Stock Option Plan are summarized as follows:

                                      Number of          Weighted-Average
                                       Shares        Exercise Price Per Share
                                      ---------      ------------------------
Outstanding
  Dec. 29, 1996                       6,904,845              $ 29.89
    Exercised                        (1,693,765)               26.54
    Expired                            (340,341)               29.00
    Forfeited                           (25,873)               32.55
    Granted                           1,412,668                51.65
Outstanding
  Dec. 28, 1997                       6,257,534                35.74
    Exercised                        (1,007,792)               28.35
    Expired                             (25,230)               33.88
    Forfeited                           (90,224)               55.61
    Granted                           1,481,750                49.72
Outstanding
  Dec. 27, 1998                       6,616,038                39.74
    Exercised                          (840,375)               30.88
    Expired                             (24,907)               43.38
    Forfeited                          (140,295)               45.55
    Granted                           1,652,850                57.82
Outstanding
  Dec. 26, 1999                       7,263,311                44.75

In 1997, the company established the Long-Term Incentive Plan. The plan rewards participants whose leadership helps the company reach levels of total shareholder return, as defined. The plan originally covered a three-year performance period from Jan. 1, 1997, through Dec. 31, 1999. Participants received an aggregate initial grant of 347,218 shares of restricted Knight Ridder common stock. Additional grants, net of forfeitures, resulted in restricted shares outstanding of 314,925 at Dec. 26, 1999, and Dec. 27, 1998, and 322,286 at Dec. 28, 1997. There were no shares vested as of Dec. 26, 1999, since the company's total shareholder return did not reach the performance goals. The plan was extended for an additional three-year period beginning on Jan. 1, 2000, with an initial grant of 342,012 shares, and ending on Dec. 31, 2002. The grants of common stock are restricted, as the vesting of these shares is triggered upon the occurrence of certain performance goals.

In 1997, the company established the Compensation Plan for Nonemployee Directors. The purpose of the plan is to attract and retain the services of qualified individuals who are not employees of the company to serve as members of the Board of Directors. Part of the compensation plan includes the issuance of stock options. Options vest in three equal installments over a three-year period and expire no later than 10 years from the date of grant. In 1997, 200,000 shares were authorized for issuance as options under the plan. Participants were granted 20,000, 24,000 and 26,000 options in 1999, 1998 and 1997, respectively. In addition, 4,157 and 3,333 shares were awarded under the plan as retainer payments to nonemployee directors in 1999 and 1998, respectively.

Proceeds from the issuance of shares under these plans are included in shareholders' equity and do not affect income.

At Dec. 27, 1999, shares of the company's authorized but unissued common stock were reserved and available for issuance as follows:

                                         Shares
                                       ---------
Employee Stock Option Plan             6,322,817
Employees Stock Purchase Plan          1,735,506
Nonemployee Directors Plan               122,510
                                       ---------
  Total                                8,180,833
                                       =========

As required by FAS 123, pro forma information regarding net income and earnings per share has been determined as if the company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free rates of 6.2%, 4.7% and 5.7%; dividend yields of 1.5%, 1.6% and 1.6%; volatility factors of the expected market price of the company's common stock of 0.16, 0.17 and 0.14; and a weighted-average expected life of the option of 5.6, 6.4 and 6.4 years. The weighted-average fair values of the stock options for 1999, 1998 and 1997 were $14.67, $11.58 and $12.44, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. In addition, the 15% discount in market value under the Employees Stock Purchase Plan is treated as compensation expense for pro forma purposes. The company's 1999, 1998 and 1997 pro forma information follows (in thousands, except for earnings per share information):

                                    1999             1998           1997
                                 ---------        ---------      ---------
Pro forma net income             $ 329,689        $ 356,777      $ 407,274
Pro forma basic earnings per
  share                               3.94             4.35           4.52
Pro forma diluted earnings
  per share                           3.38             3.63           4.02

The pro forma effect on net income is not necessarily representative of the effect in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

The exercise price of options outstanding at Dec. 26, 1999, ranged between $22.66 and $57.97. The weighted-average remaining contractual life of those options for 1999, 1998 and 1997 is 7.5, 7.3 and 6.9 years, respectively. The weighted-average exercise price of those options for 1999, 1998 and 1997 is $44.75, $39.74 and $35.74, respectively. 4,262,694, 3,882,661 and 3,643,950 options were exercisable at the end of 1999, 1998 and 1997, respectively.

7. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

A summary of the components of net periodic benefit cost for the defined benefit plans and postretirement benefit plans (other benefits) is presented here, along with the total amounts charged to pension expense for multiemployer union defined benefit plans, defined contribution plans and other agreements (in thousands):

                                                Pension Benefits                                  Other Benefits
                                  -------------------------------------------         ---------------------------------------
                                    1999              1998             1997             1999            1998            1997
                                  --------          --------         --------         -------         -------         -------
Defined benefit plans:
  Service cost                    $ 37,421          $ 41,994         $ 30,116         $ 4,368         $ 3,390         $ 3,524
  Interest cost                     74,264            67,864           61,458          10,876          10,380          10,988
  Expected return on plan
    assets                         (98,064)          (89,264)         (75,151)           (805)           (778)           (753)
  Recognized net actuarial
    (gain) loss                        989            (1,095)              57            (541)           (829)           (324)
  Amortization of prior
    service cost                     6,788             6,418            5,990          (4,597)         (4,649)         (4,508)
  Amortization of transition
    asset                           (4,157)           (3,999)          (4,516)
                                  --------          --------         --------         -------         -------         -------
      Net                           17,241            21,918           17,954           9,301           7,514           8,927
Multiemployer union plans           15,120            11,731           11,125
Defined contribution plans          11,889            11,681           10,742
Other                                3,799             1,695            1,968
                                  --------          --------         --------         -------         -------         -------
  Net periodic benefit cost       $ 48,049          $ 47,025         $ 41,789         $ 9,301         $ 7,514         $ 8,927
                                  ========          ========         ========         =======         =======         =======


Service cost in 1998 included approximately $7.0 million related to accelerating the retirement of certain employees.

Weighted-average assumptions used each year in accounting for defined benefit plans and postretirement benefits were:


                                           Pension Benefits                           Other Benefits
                                  --------------------------------          --------------------------------
                                  1999          1998          1997          1999          1998          1997
                                  ----          ----          ----          ----          ----          ----
Discount rate as of year end      7.8%          6.8%          7.0%          7.8%          6.8%          7.0%
Return on plan assets             9.0           8.8           8.5           6.5           6.5           6.5
Rate of compensation increase     3.5           4.5           4.5           3.5           4.5           4.5
Medical trend rate:
  Projected                                                                 6.0           7.0           8.0
  Reducing to this percentage
    in 2001 and thereafter                                                  5.5           5.5           5.5


The assumed health care cost trend rate has a significant effect on the amounts reported. A 1-percentage-point change in the assumed health care cost trend rate would have the following effects:

                                          1-Percentage-       1-Percentage-
                                         Point Increase      Point Decrease
                                         --------------      --------------
Effect on total of service and
  interest cost components in 1999           $   672            $   (573)
Effect on postretirement benefit
  obligation as of Dec. 26, 1999             $ 4,492            $ (3,943)

The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheet for the company's benefit plans (excluding liabilities of DN that are reported net in the Consolidated Balance Sheet under the caption "Equity in unconsolidated companies and joint ventures") (in thousands):

                                              Pension Benefits                                     Other Benefits
                               ---------------------------------------------        -------------------------------------------
                                   1999             1998             1997              1999             1998             1997
                               -----------      -----------      -----------        ---------        ---------        ---------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at
  beginning of year            $ 1,053,899      $   955,332      $   796,879        $ 121,229        $ 132,618        $ 121,488
Service cost                        36,144           38,230           27,423            2,516            2,266            2,316
Interest cost                       74,264           67,864           61,458            7,812            7,114            7,987
Plan participants'
  contributions                                                                         1,102            1,216            1,653
Amendments                           4,361            5,666            4,483                              (868)
Actuarial (gains) losses          (139,871)          35,582           57,444           (1,575)         (11,788)           2,695
Net acquisitions                                                      51,384                                              6,931
Benefits paid                      (54,995)         (48,775)         (43,739)         (10,265)          (9,329)         (10,452)
                               -----------      -----------      -----------        ---------        ---------        ---------
Benefit obligation at end of
  year                         $   973,802      $ 1,053,899      $   955,332        $ 120,819        $ 121,229        $ 132,618
                               ===========      ===========      ===========        =========        =========        =========

CHANGE IN PLAN ASSETS
Fair value of plan assets at
  beginning of year            $ 1,149,173      $ 1,058,759      $   859,911        $  12,701        $  12,386        $  12,400
Actual return on plan assets       127,641          130,259          173,445              520              916              843
Acquisitions                                                          59,495
Company contributions               15,570            8,930            9,647            7,565            7,512            7,942
Plan participants'
  contributions                                                                         1,102            1,216            1,653
Benefits paid                      (56,659)         (48,775)         (43,739)         (10,265)          (9,329)         (10,452)
                               -----------      -----------      -----------        ---------        ---------        ---------
Fair value of plan assets at
  end of year                  $ 1,235,725      $ 1,149,173      $ 1,058,759        $  11,623        $  12,701         $ 12,386
                               ===========      ===========      ===========        =========        =========        =========

Funded status of plan
  (underfunded)                $   261,923      $    95,274      $   103,427        $(109,196)       $(108,528)      $ (120,232)
Unrecognized net actuarial
  gain                            (292,022)        (120,239)        (126,768)         (19,758)         (18,297)          (6,724)
Unrecognized prior service
  cost                              41,395           42,159           42,911          (16,189)         (20,293)         (23,529)
Unrecognized transition asset       (4,501)          (8,480)         (12,576)
                               -----------      -----------      -----------        ---------        ---------       ----------
Net prepaid (accrued) benefit
  cost                         $     6,795      $     8,714      $     6,994        $(145,143)       $(147,118)      $ (150,485)
                               ===========      ===========      ===========        =========        =========       ==========

Amounts recognized in the Consolidated Balance Sheet consist of:


                                               Pension Benefits                                     Other Benefits
                                  ------------------------------------------        -------------------------------------------
                                    1999             1998             1997             1999             1998             1997
                                  --------         --------         --------        ---------        ---------        ---------
Prepaid benefit cost              $ 56,547         $ 51,636         $ 56,504
Accrued benefit liability          (49,752)         (42,922)         (49,510)       $(145,143)       $(147,118)       $(150,485)
Additional minimum liability                         (9,200)          (5,922)
Intangible asset                                      9,200            5,922
                                  --------         --------         --------        ---------        ---------        ---------
Net prepaid (accrued) benefit
  cost                            $  6,795         $  8,714         $  6,994        $(145,143)       $(147,118)       $(150,485)
                                  ========         ========         ========        =========        =========        =========

Amounts applicable to the company's pension plans with accumulated benefit obligations in excess of plan assets are as follows:

                                      1999          1998            1997
                                   ---------     ----------      ---------
Projected benefit obligation       $ (37,666)    $ (119,794)     $ (43,497)
                                   ---------     ----------      ---------
Accumulated benefit obligation       (26,462)      (106,092)       (32,484)
Fair value of plan assets                            68,988          2,529
                                   ---------     ----------      ---------
Unfunded accumulated benefit
  obligation                       $ (26,462)    $  (37,104)     $ (29,955)
                                   =========     ==========      =========

Of the plans whose accumulated benefit obligations exceed plan assets, the amounts applicable to qualified plans are as follows (none in 1999):

                                      1999          1998            1997
                                   ---------     ----------      ---------
Projected benefit obligation       $      --     $  (79,800)     $  (2,934)
                                   ---------     ----------      ---------
Accumulated benefit obligation                      (75,211)        (2,934)
Fair value of plan assets                            68,988          2,529
                                   ---------     ----------      ---------
Unfunded accumulated benefit
  obligation                       $      --     $   (6,223)     $    (405)
                                   =========     ==========      =========

Net pension assets are included in "Other" noncurrent assets, and net pension liabilities are included in "Employment benefits and other noncurrent liabilities." Substantially all of the assets of the company-administered plans are invested in listed stocks and bonds.

In the fourth quarter of 1998, the company changed the method of accounting used to determine the market-related value of pension plan assets, effective Dec. 29, 1997. The method was changed to: (1) align the method of calculating the return component of net periodic pension costs with the related plans' investment strategy, and (2) to minimize significant year-to-year fluctuations in pension cost caused by financial market volatility. The effect of this change on results of operations, including the cumulative effect of prior years, was not material.

                          EMPLOYEE LABOR ARRANGEMENTS

Approximately 37% of the company's 22,000 employees are represented by some 70 local unions and work under multiyear collective bargaining agreements. These agreements are renegotiated in the years in which they expire. A six-year extension of all labor contracts in Philadelphia was negotiated in January 2000 and ratified by all unions shortly thereafter. During 2000, there will be negotiations to extend collective bargaining agreements with the Newspaper Guild in Akron and with a single union at each of six other newspapers.

8. QUARTERLY OPERATIONS (Unaudited)

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

Classified advertising revenue has in the past been a reflection of the overall economy and has not been significantly affected by seasonal trends. The following table summarizes the company's quarterly results of operations (in thousands, except per share data):

                                                                             QUARTER
                                            -------------------------------------------------------------------------
Description                                    First               Second               Third                Fourth
                                            ----------           ----------           ----------           ----------
1999  Operating revenue                     $ 770,799            $ 809,666            $ 784,739            $ 863,021
      Operating income                        125,662              155,485              150,977              192,125
      Income from continuing
        operations                             62,867               86,586               76,209              114,278
      Net income                               62,867(a)            86,586(b)            76,209              114,278(c)
      Earnings per share
        Basic:   Net income (1)                  0.76                 1.04                 0.90                 1.37
        Diluted: Net income                      0.65                 0.88                 0.78                 1.18
      Dividends declared per common
        share (3)                                0.20                 0.23                 0.23                 0.23
---------------------------------------------------------------------------------------------------------------------------
1998  Operating revenue                     $ 743,883            $ 779,292            $ 752,778            $ 815,966
      Operating income                        113,187              127,125              111,629              152,677
      Income from continuing
        operations                            101,437(d)            66,925(e)            56,983(g)            80,286(h)
      Net gain on sale of BIS
        operations                                                  60,042(f)
      Income from BIS operations, net             184
      Net income                              101,621              126,967               56,983               80,286
      Earnings per share
        Basic:   Income from continuing
                   operations (1)                1.22                 0.81                 0.68                 0.98
                 Net gain on sale of
                   BIS operations                                     0.76
                 Income from BIS
                   operations, net               0.01
                 Net income (1)                  1.23                 1.57                 0.68                 0.98
        Diluted: Income from continuing
                   operations                    1.02                 0.68                 0.58                 0.83
                 Net gain on sale of
                   BIS operations                                     0.61
                Income from BIS
                   operations, net
                Net income                       1.02                 1.29                 0.58                 0.83
      Dividends declared per common
        share                                    0.20                 0.20                 0.20                 0.20
---------------------------------------------------------------------------------------------------------------------------
1997  Operating revenue (2)                 $ 600,830            $ 711,656            $ 748,704            $ 815,595
      Operating income                         98,169              136,977              107,936              162,946
      Income from continuing
        operations                            175,458(i)            60,950               73,467(j)            86,629(k)
      Net gain on sale of BIS
        operations                                                                                            15,261(l)
      Income (loss) from BIS
        operations, net                          (726)                 350                  545                1,081
      Net income                              174,732               61,300               74,012              102,971
      Earnings per share
        Basic:   Income from continuing
                   operations (1)                1.88                 0.67                 0.81                 1.00
                 Net gain on sale of
                   BIS operations                                                                               0.18
                 Income from BIS
                   operations, net                                    0.01                                      0.01
                 Net income (1)                  1.88                 0.68                 0.81                 1.19
        Diluted: Income from continuing
                   operations                    1.85                 0.60                 0.69                 0.84
                 Net gain on sale of
                   BIS operations                                                                               0.15
                 Income from BIS
                   operations, net                                    0.01                                      0.01
                 Net income                      1.85                 0.61                 0.69                 1.00
      Dividends declared per common
        share                                    0.20                 0.20                 0.20                 0.20

(1) Basic EPS has been restated for the last two quarters of 1997 through the first quarter of 1999 to exclude preferred dividends from the numerator in the calculation of income attributable to common shares. As a result of the restatements, basic EPS decreased by the following amounts in the years indicated for the first, second, third and fourth quarters, respectively:
    1999 - $0.04, N/A, N/A, N/A; 1998 - $0.04,  $0.04,  $0.04, $0.05; and 1997 -
    N/A, N/A, $0.04, $0.04.
(2) Certain amounts in 1997 have been reclassified to conform to the 1998 presentation.
(3) The Board of Directors declared a $.23 per share dividend on Jan. 25, 1999, payable on Feb. 21, 2000, to shareholders of record on Feb. 9, 2000.
    (a) Includes after-tax severance costs of $1.3 million and an after-tax gain of $2.3 million on the sale of SportsLine.
    (b) Includes after-tax severance costs of $1.4 million and after-tax gains on the sale of Zip2 and AT&T stock (net of adjustments to certain investments to write down permanent declines in their market value) of $6.7 million.
    (c)  Includes an after-tax gain of $14.7 million on the sale of AT&T stock.
    (d) Includes an after-tax gain of $45.0 million on the sales of the balance of our jointly owned cable systems with Tele-Communications, Inc., and the newspaper in Gary, Ind.
    (e) Includes after-tax corporate relocation costs, net of settlement adjustments on 1997 newspaper sales totaling $5.1 million.
    (f)  Gain on the sale of Technimetrics, Inc.
    (g)  Includes after-tax corporate relocation costs of $4.4 million.
    (h) Includes after-tax corporate relocation costs and other severance costs of $3.2 million.
    (i) Includes the after-tax gain of $128.3 million on the sale of the majority of TKR Cable Company.
    (j) Includes the after-tax gain of $24.5 million on the Boulder, Colo., exchange.
    (k) Includes the after-tax gain of $10.3 million on the sale of four newspapers.
    (l) Gain on the sale of KRII.

9. COMPREHENSIVE INCOME

The following table presents the components of other comprehensive income for 1999, 1998 and 1997 as shown in the Statement of Shareholders' Equity (in thousands):

                                           1999         1998         1997
                                        ---------    ---------    ---------
Net income                              $ 339,939    $ 365,857    $ 413,015
Total gains on securities available
  for sale, net of taxes                   47,462       18,738       (1,086)
Less: reclassification adjustment for
  realized gains, net of taxes            (24,116)           0         (585)
                                        ---------    ---------    ---------
Change in accumulated comprehensive
  income                                   23,346       18,738       (1,671)
                                        ---------    ---------    ---------
Comprehensive income                    $ 363,285    $ 384,595    $ 411,344
                                        =========    =========    =========

(Unaudited) On Jan. 31, 2000, Cadabra, Inc., an investment in which the company held a 19.5% minority ownership position at Dec. 26, 1999, was purchased by GoTo.com, Inc., in exchange for $8.0 million in cash and 3.3 million shares of GoTo.com, Inc., stock. Knight Ridder now holds a minority ownership interest in GoTo.com of 1.57%. The market value of Cadabra was not readily available at Dec. 26, 1999, and therefore was not included in comprehensive income at year end.

On Feb. 15, 2000, Prio, Inc., an investment in which the company held a 12.41% minority ownership position at Dec. 26, 1999, was purchased by InfoSpace.com in exchange for 5.4 million shares of InfoSpace.com, Inc., stock. The market value of Prio was not readily available at Dec. 26, 1999, and therefore was not included in comprehensive income at year end.

As of the date of these transactions, the company had an after-tax realized gain on its investments in Cadabra and Prio totaling approximately $100 million.

10. ACQUISITIONS AND DISPOSITIONS

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

On Nov. 14, 1997, the company sold Knight-Ridder Information, Inc., to M.A.I.D plc for $420 million plus a working capital purchase price adjustment of approximately $15 million. The sale resulted in a pretax gain of $23.6 million and an after-tax gain of $15.3 million.

11. COMMITMENTS AND CONTINGENCIES

At Dec. 26, 1999, the company had lease commitments currently estimated to aggregate approximately $77.6 million that expire from 2000 through 2051 as follows (in thousands):

2000                                      $ 16,397
2001                                        14,128
2002                                        11,252
2003                                         9,245
2004                                         7,460
2005 and thereafter                         19,078
                                          --------
  Total                                   $ 77,560
                                          ========

Payments under the lease contracts were $24.7 million in 1999, $19.3 million in 1998 and $15.6 million in 1997.

In connection with the company's insurance program, letters of credit are required to support certain projected worker compensation obligations. At Dec. 26, 1999, the company had approximately $45 million of undrawn letters of credit outstanding.

On July 13, 1995, six unions struck the Detroit Free Press, The Detroit News and Detroit Newspapers (DN), which operates both newspapers. Subsequently, the unions filed numerous unfair labor practice charges against the newspapers and DN. In June 1997, after a lengthy trial, a National Labor Relations Board (NLRB) administrative judge ruled that the strike was caused by the unfair labor practices of DN and The Detroit News and ordered that DN and the newspapers reinstate all strikers, displacing permanent replacements if necessary. DN and the newspapers appealed the decision to the NLRB.

On Aug. 27, 1998, the NLRB affirmed certain unfair labor practice findings against The Detroit News and DN and reversed certain findings of unfair labor practices against DN. DN and the newspapers filed a motion to reconsider with the NLRB, which was denied on March 4, 1999. The unions and DN filed appeals to the U.S. Court of Appeals for the District of Columbia Circuit. The case is pending in the U.S. Court of Appeals. The case is currently being briefed and oral argument has been set for May 2000.

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

REPORT OF INDEPENDENT AUDITORS

Shareholders
Knight-Ridder, Inc.

We have audited the accompanying consolidated balance sheets of Knight-Ridder, Inc., as of December 26, 1999 and December 27, 1998, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 26, 1999. Our audits also included the financial statement schedule listed in the index of Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knight- Ridder, Inc., at December 26, 1999, and December 27, 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended Dec. 26, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, in 1998 the company changed its method of accounting for certain postretirement benefits.


                                        /s/ Ernst & Young LLP
                                        ---------------------


San Jose, California
Jan. 18, 2000

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for the information regarding the company's executive officers of the company set forth below, the information called for by this item is incorporated by reference to the company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders to be held on April 25, 2000.

MANAGEMENT COMMITTEE

ROSS  JONES,  57
Senior vice president and CFO since 1993. Served as vice president/finance in 1993; vice president and treasurer of Reader's Digest Association, Inc., 1985 to 1993 and in other positions there 1977 to 1985. Served as manager at Brown Brothers Harriman & Co. 1970 to 1977. Advanced Management Program, Harvard Business School, 1988; M.B.A., finance, Columbia University Business School, 1970; B.A., classics, Brown University, 1965.

ALVAH H. CHAPMAN JR., 78
Served as chairman of the Management (formerly Executive) Committee 1984 to 1995; chairman of the Board 1982 to 1989; CEO 1976 to 1988; president 1973 to 1982; executive vice president 1967 to 1973; vice president 1966 to 1967; The Miami Herald general manager 1962 to 1969. B.S., business administration, The Citadel, 1942.

MARY JEAN CONNORS, 47
Senior vice president/human resources since 1996; vice president/human resources 1989 to 1996. Served as Philadelphia Newspapers, Inc., vice president/human resources 1988 to 1989; assistant to the senior vice president/news for Knight Ridder 1988; The Miami Herald assistant managing editor/personnel 1985 to 1988; held various editing positions at The Miami Herald 1980 to 1985. Stanford Executive Program, Stanford University, 1999; B.A., English, Miami University in Oxford, Ohio, 1973.

P. ANTHONY RIDDER, 59
Chairman of the Management Committee since 1995; Knight Ridder chairman and CEO since 1995. Served as president 1989 to 1995; president of the Newspaper Division 1986 to 1995; chairman of the Operating Committee since 1985. Served as publisher of the San Jose Mercury News 1977 to 1986; general manager 1975 to 1977; business manager 1969 to 1975. B.A., economics, University of Michigan, 1962.

FRANK McCOMAS, 54
Senior vice president/operations since 1996; vice president/operations 1995 to 1996. Served as publisher, The (Columbia) State, 1988 to 1995; publisher, Bradenton Herald, 1980 to 1988; held various positions at The Miami Herald and The Charlotte Observer, 1970 to 1980. Advanced Management Program, Harvard Business School, 1994; B.B.A. in business administration, Kent State University, 1968.

STEVEN B. ROSSI, 50
Senior vice president/operations since 1998. Served as executive vice president and general manager, Philadelphia Newspapers, Inc., 1992 to 1998; executive vice president 1991 to 1992; senior vice president 1988 to 1991; vice president/finance and CFO 1987 to 1988. Served as vice president and divisional general manager of Amerigas, Inc., 1981 to 1987. M.B.A., The Wharton School of the University of Pennsylvania, 1974; B.A., economics, Ursinus College, 1971.

KAREN STEVENSON, 49
Vice president and general counsel since 1998. Served as executive vice president, general counsel and secretary of TELE-TV in New York, 1995 to 1997; member of the San Francisco law firm of Howard, Rice, Nemerovski, Canady, Falk & Rabkin, 1990 to 1995; vice president/law and secretary, Transamerica Corporation, 1988 to 1990. J.D., Boalt Hall School of Law, University of California, 1980; B.A., sociology, University of California, Los Angeles, 1971.

OFFICERS

MIKE ROGERS, 48
Vice president/marketing since June 1999. Served in various capacities, including president and publisher of Computerworld, Inc., executive vice president of IDG Marketing Services Division, and corporate senior vice president and publisher of Windows NT World, at International Data Group (IDG) in Boston, 1992 to 1999; senior vice president for Ammirati Puris Lintas advertising agency in New York, 1986 to 1992, senior vice president for Campbell-Ewald advertising in Detroit, 1981 to 1986. M.B.A. marketing, University of Denver, 1978; B.S., management, New Mexico State University; 1973.

VIRGINIA DODGE FIELDER, 51
Vice president/research since 1989. Served as vice president/news and circulation research 1986 to 1989; director/news and circulation research 1981 to 1985; editorial research manager, Chicago Sun-Times, 1979 to 1981; held various positions at Lexington Herald-Leader 1976 to 1979. Ph.D., mass communications, Indiana University, 1976; M.A., journalism, Indiana University, 1974; B.A., psychology, Transylvania University, 1970.

JACQUI LOVE MARSHALL, 51
Assistant vice president/human resources since 1996. Served as vice president, human resources, Miami Herald Publishing Company, 1993 to 1996; various human resources roles and assistant to the publisher, The Washington Post, 1986 to 1993; human resources roles and assistant to the president, Times Mirror Publishing Company, 1983 to 1986; teaching and counseling jobs, 1970 to 1983. Ed.M, educational counseling, Harvard University, 1970; B.A., education, Trenton State College, 1969.

LARRY D. MARBERT, 46
Vice  president/production  and facilities  since 1998.  Served as Knight Ridder vice president/technology 1994 to 1998; Philadelphia Newspapers, Inc., senior vice president/operations 1991 to 1994; vice president/operations research and planning 1988 to 1991; vice president/production 1986 to 1988; various production positions, Knight Ridder and The Miami Herald, 1977 to 1986. M.S., management science, Auburn University, 1977; B.S., University of North Carolina, business administration, 1976.

POLK LAFFOON IV, 54
Vice president/corporate relations since 1994 and corporate secretary since January 1999. Served as assistant to the president 1992 to 1994; assistant circulation director/distribution, The Miami Herald, 1991 to 1992; executive assistant to the vice president/marketing 1989 to 1991; Living Today editor 1987 to 1989. Served as director and vice president/investor relations, Taft Broadcasting Co., 1982 to 1987. M.B.A., marketing, The Wharton School of the University of Pennsylvania, 1970; B.A., English, Yale, 1967.

DAN FINNIGAN, 36
Vice president since July 1999 and president of KnightRidder.com, (formerly Knight Ridder New Media). Served as president and CEO of SBC Interactive from 1998 to 1999; held various positions at SBC Communications, Inc., 1995 to 1998; group manager for product development for ESS Ventures, LLC, 1994 to 1995. M.B.A., finance and marketing, The Wharton School of the University of Pennsylvania, 1993; B.A., communication studies, the University of California, Los Angeles, 1984.

ALAN G. SILVERGLAT, 53
Vice president/treasurer since 1995. Served as senior vice president/finance and planning for Business Information Services Division 1983 to 1995; other BIS positions 1980 to 1983. Formerly with Ernst & Young. B.S., business administration, University of Missouri, 1968; CPA.

MARTY CLAUS, 51
Vice president/news since 1993. Served as Detroit Free Press managing editor/ business and features 1987 to 1992; held various editing positions at the Free
Press 1977 to 1987. Held various writing and editing positions at the San Bernardino (Calif.) Sun-Telegram 1970 to 1977. B.A., journalism, Michigan State University Honors College, 1970.

TALLY C. LIU, 49
Vice president/finance and advanced technology since 1998. Served as vice president/finance and administration 1994 to 1998; vice president/finance and controller 1993 to 1994; vice president and controller 1990 to 1993. Served as San Jose Mercury News vice president and CFO 1987 to 1990 and in various roles 1983 to 1987. Advanced Management Program, Harvard Business School, 1998; M.B.A., Florida Atlantic University, 1977; B.S., business administration, National Chen-Chi University, 1973; CPA.

MARSHALL ANSTANDIG, 51
Vice president/senior labor and employment counsel since 1998. Served as partner in the law firm of Brown & Bain, P.A., 1996 to 1998; managing partner in law firm of Bryan Cave in Phoenix 1990 to 1996. J.D., Detroit College of Law, Michigan State University, 1974; B.A., political science, Hope College, 1971.

GARY R. EFFREN, 43
Vice president/controller since 1995. Served as assistant vice president/ assistant treasurer 1993 to 1995; assistant to the vice president/finance and treasurer 1989 to 1993; director of corporate accounting 1986 to 1989; business manager of Viewdata Corporation of America 1984 to 1986; manager of financial reporting 1983 to 1984. M.B.A., University of Miami, 1989; B.S., accounting, Rider College, 1978; CPA.

LYNDA HAUSWIRTH, 37
Assistant vice president/taxation since 1998. Served as senior tax manager, Ernst & Young LLP 1996 to 1998; senior associate, BDO Seidman 1995 to 1996; various other tax positions 1987 to 1995. B.S., business administration/ accounting, University of Vermont, 1983; CPA.

JOSEPH (CHIP) VISCI, 46
Assistant vice president/operations since September 1999 and assistant to the chairman and CEO since 1996. Served as Detroit Free Press managing editor 1996 and held various editing positions 1978 to 1996. Served in various roles at Columbus (Ohio) Citizen-Journal 1977 to 1978 and Naples (Fla.) Daily News 1975 to 1976. M.A., journalism, Ohio State University, 1977; B.A., journalism, Ohio Wesleyan University, 1975.

STEVEN J. STEIN, 46
Assistant vice president/human resources since 1995. Served as vice president/ human resources for Knight Ridder Business Information Services 1989 to 1995; Knight Ridder director/human resources from 1983 to 1989; director, Hay Consulting from 1981 to 1983. Ph.D. psychology, University of Florida, 1981; B.A. psychology, George Washington University, 1974.

MARIO R. LOPEZ, 60
Assistant vice president/internal audit since 1993. Served as partner at Deloitte & Touche 1978 to 1993 and in other positions there from 1964 to 1978. B.S., business administration, Saint Joseph's University, 1962; CPA.

JERRY CEPPOS, 53
Vice president/news since May 1999. Served as vice president and executive editor, San Jose Mercury News, 1995 to 1999; managing editor, 1983 to 1995; various editing positions, 1981 to 1983. B.S., journalism, University of Maryland, 1969.

Item 11. EXECUTIVE COMPENSATION

The  information  regarding  executive   compensation  and  related  matters  is
incorporated by reference to the company's Proxy Statement for the 1999 Annual Meeting of Shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the company's Proxy Statement for the 1999 Annual Meeting of Shareholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the company's Proxy Statement for the 1999 Annual Meeting of Shareholders.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)

         1. The following consolidated financial statements of Knight-Ridder, Inc. and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 26, 1999, are included in Item 8:

                  Consolidated Balance Sheet - December 26, 1999 and December 27, 1998

                  Consolidated Statement of Income - Years ended December 26, 1999, December 27, 1998, and December 28, 1997

                  Consolidated Statement of Cash Flows - Years ended December 26, 1999, December 27, 1998, and December 28, 1997

                  Consolidated Statement of Shareholders' Equity - Years ended December 26, 1999, December 27, 1998, and December 28, 1997

                  Notes to consolidated financial statements - December 26, 1999

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

                  No. 10 (a)     -  Knight-Ridder,  Inc.  Employee  Stock Option
                                    Plan (As amended  through  January 26, 1999)
                                    is   incorporated   by   reference   to  the
                                    Company's Form 10-K filed March 19, 1999.

                         (b)     -  Knight-Ridder,  Inc.  Compensation  Plan for
                                    Nonemployee Directors effective July 1, 1997
                                    (As  amended   through   January  26,  1999)
                                    incorporated  by reference to the  Company's
                                    Form 10-K filed March 19, 1999.

                         (c)     -  Knight   Ridder   Annual    Incentive   Plan
                                    incorporated  by reference to the  Company's
                                    Form 10-K filed March 19, 1999.

                         (d)     -  Consulting    Agreement    incorporated   by
                                    reference to the  Company's  Form 10-K filed
                                    March 19, 1999.

                         (e)     -  Stock     Purchase     Agreement     between
                                    Knight-Ridder Business Information Services,
                                    Inc. and M.A.I.D.  plc,  dated as of October
                                    1, 1997 is incorporated by reference to the Company's Form 10-Q filed November 12, 1997.

                         (f)     -  Knight-Ridder, Inc. Long-Term Incentive Plan
                                    is   incorporated   by   reference   to  the
                                    Company's Form 10-Q filed on May 9, 1997.

                         (g)     -  Knight-Ridder   Local   Incentive   Plan  is
                                    incorporated  by reference to the  Company's
                                    Form 10-K filed on March 20,  1996.

                         (h)     -  Executive  Officer's   Retirement  Agreement
                                    dated December 19, 1991, is incorporated by reference to the Company's Form 10-K filed on March 23, 1994.

                         (i)     -  Purchase  Agreement  dated as of October 19,
                                    1999, between Northwest  Publications,  Inc.
                                    and  Spieker  Properties,   L.P.,  is  filed
                                    herein.

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

                  No. 23         -  "Consent of  Independent  Auditors" is filed
                                    herein.

                  No. 24         -  "Powers of  Attorney"  for Thomas P. Gerrity
                                    and    Kathleen    Foley    Feldstein    are
                                    incorporated  by reference to the  Company's
                                    Form 10-K filed on March 19, 1999. "Power of
                                    Attorney"   for   M.   Kenneth   Oshman   is
                                    incorporated  by reference to the  Company's
                                    Form 10-K filed on March 10, 1997. "Power of
                                    Attorney"   for  James  I.   Cash,   Jr.  is
                                    incorporated  by reference to the  Company's
                                    Form 10-K filed on March 20,  1996.  "Powers
                                    of  Attorney"  for all other  members of the
                                    Board  of  Directors  are   incorporated  by
                                    reference to the Company's Form 10-K filed on March 24, 1995.

                  No. 27         -  "Financial Data Schedule" is filed herein.

   (b)   Reports on Form 8-K filed during the fourth quarter of 1999:

         There were no reports on Form 8-K filed during the quarter ended December 26, 1999.

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


Dated March 21, 2000
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

Dated March 21, 2000
-----------------------------               ------------------------------------
                                            P. Anthony Ridder
                                            Chairman and
                                            Chief Executive Officer

Dated March 21, 2000
-----------------------------               ------------------------------------
                                            Ross Jones
                                            Chief Financial Officer and
                                            Senior Vice President/Finance

Dated March 21, 2000
-----------------------------               ------------------------------------
                                            Gary R. Effren
                                            Vice President/Controller
                                            (Chief Accounting Officer)

                                            /s/ James I. Cash, Jr.*
                                            ------------------------------------
                                            James I. Cash, Jr.
                                            Director

                                            /s/ Alvah H. Chapman, Jr.*
                                            ------------------------------------
                                            Alvah H. Chapman, Jr.
                                            Director

                                            /s/ Joan Ridder Challinor*
                                            ------------------------------------
                                            Joan Ridder Challinor
                                            Director

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


Dated March 21, 2000                        * By Ross Jones
------------------------------              ------------------------------------
                                            Ross Jones
                                            Attorney-in-fact

                           ANNUAL REPORT ON FORM 10-K

                          ITEM 14 (a) (2), (c) and (d)

                               SUPPLEMENTARY DATA

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 26, 1999

                      KNIGHT-RIDDER, INC. AND SUBSIDIARIES

                              SAN JOSE, CALIFORNIA

                                                                                                                 SCHEDULE II

                                                         VALUATION AND QUALIFYING ACCOUNTS
                                                       KNIGHT-RIDDER, INC. AND SUBSIDIARIES
                                                             (IN THOUSANDS OF DOLLARS)

COLUMN  A                                 COLUMN B                      COLUMN C                COLUMN D            COLUMN E
---------                                 ---------                     ---------               ---------           --------
                                                                        ADDITIONS
                                                          ---------------------------------
                                          BALANCE AT           CHARGED          CHARGED
                                          BEGINNING            TO COSTS            TO                               BALANCE
DESCRIPTION                                    OF                 AND             OTHER                              AT END
                                            PERIOD             EXPENSES         ACCOUNTS        DEDUCTIONS         OF PERIOD
                                         -------------    -----------------  ---------------  --------------      ------------
YEAR ENDED DECEMBER 26, 1999:

    RESERVES AND ALLOWANCES
       DEDUCTED FROM ASSET ACCOUNT:
            ACCOUNTS RECEIVABLE
                  ALLOWANCES                   $15,738             $25,135                        $24,956 (2)          $15,917
           VALUATION ALLOWANCE FOR
                  DEFERRED TAXES                 1,357                                                                   1,357
                                            ----------          ----------       -------------  ---------           ----------
                                               $17,095             $25,135           $0           $24,956              $17,274
                                            ==========          ==========       =============  =========           ==========
YEAR ENDED DECEMBER 27, 1998:

    RESERVES AND ALLOWANCES
       DEDUCTED FROM ASSET ACCOUNT:
            ACCOUNTS RECEIVABLE
                  ALLOWANCES                   $14,963             $20,854           (9)(1)       $20,070 (2)          $15,738
           VALUATION ALLOWANCE FOR
                  DEFERRED TAXES                 1,357                                                                   1,357
                                            ----------          ----------       -------------  ---------           ----------
                                               $16,320             $20,854          ($9)          $20,070              $17,095
                                            ==========          ==========       =============  =========           ==========
YEAR ENDED DECEMBER 28, 1997:

    RESERVES AND ALLOWANCES
       DEDUCTED FROM ASSET ACCOUNT:
            ACCOUNTS RECEIVABLE
                  ALLOWANCES                   $12,685             $23,332         $752 (1)       $21,806 (2)          $14,963
           VALUATION ALLOWANCE FOR
                  DEFERRED TAXES                 1,357                                                                   1,357
                                            ----------          ----------       -------------  ----------          ----------
                                               $14,042             $23,332         $752           $21,806              $16,320
                                            ==========          ==========       =============  =========           ==========

(1)    Represents  amounts from the former BIS division  included  under "Income
       (loss) from discontinued BIS operations" in the Consolidated Statement of Income.

(2) Represents uncollectible accounts written-off, net of recoveries, and dispositions of subsidiaries' balances.