Form 10-K/A
period 1999-12-26
KNIGHT RIDDER INC
filed 2000-04-12
CIK 205520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-K/A


                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 26, 1999
                         Commission file number 1-7553

                               KNIGHT-RIDDER, INC.
             (Exact name of registrant as specified in its charter)


                   Florida                         38-0723657
       (State or other jurisdiction) (I.R.S. Employer Identification No.)


       50 W. SAN FERNANDO ST., SAN JOSE, CA             95113
       (Address of principal executive offices)      (Zip Code)

                                 (408) 938-7700
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:


         Title of each class           Name of each exchange on which registered
  Common Stock, $.02 1/12 Par Value            New York Stock Exchange
  Preferred Stock Purchase Rights              Frankfurt Stock Exchange
                                               Philadelphia Stock Exchange
                                               Chicago Stock Exchange
                                               Boston Stock Exchange
                                               Pacific Exchange
                                               Cincinnati Stock Exchange


           Securities registered pursuant to Section 12(g) of the Act:
                                      none

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]


The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of March 3, 2000 was $3,681,884,942.

As of March 3, 2000, 78,934,708 shares of Common Stock, $.02 1/12 par value, were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE


(1) Portions of registrant's definitive Proxy Statement in connection with the 2000 Annual Meeting of Shareholders to be held on April 25, 2000, are incorporated by reference into Part III.

                     Table of Contents for 1999 Form 10-K
                                                                            Page
 PART I

 Item 1.    Business                                                          2

 Item 2.    Properties                                                        6

 Item 3.    Legal Proceedings                                                 6

 Item 4.    Submission of Matters to a Vote of Security Holders               7

               Executive Officers of the Registrant                           7

PART II

 Item 5.    Market for Registrant's Common Equity and Related Stockholder
            Matters                                                          10

 Item 6.    Selected Financial Data                                          11

 Item 7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        15

 Item 7A.   Quantitative and Qualitative Disclosures About Market Risks      22

 Item 8.    Financial Statements and Supplementary Data                      22

 Item 9.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                         49



PART III


 Item 10.   Directors and Executive Officers of the Registrant               49


 Item 11.   Executive Compensation                                           49

 Item 12.   Security Ownership of Certain Beneficial Owners and
            Management                                                       49

 Item 13.   Certain Relationships and Related Transactions                   49


PART IV

 Item 14.   Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K                                                         50

SIGNATURES                                                                   53

SCHEDULES                                                                    56

EXHIBITS                                                                     56

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


All of the company's newspapers compete for advertising and readers' time and attention with broadcast, satellite and cable television, the Internet and other computer services, radio, magazines, nondaily newspapers, free shoppers, billboards and direct mail. In some cases, the newspapers also compete with other newspapers published in nearby cities and towns - particularly in Miami, St. Paul and Fort Worth. In Detroit and Fort Wayne, Knight Ridder has joint operating agreements with a second newspaper. The rest of Knight Ridder's newspapers are the only daily and Sunday papers of general circulation published in their communities.


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


SP provides recycled content newsprint to its owners and more than 200 publishers and commercial printers. Its SP Recycling Corp. subsidiary currently recycles more than 1.2 million short tons of recovered material annually.


Knight Ridder also owns a 13.5% equity share of Ponderay Newsprint Company in Usk, Wash., which produced more than 242,000 metric tons in 1999.

Knight  Ridder's  purchases  from  these  three  newsprint   companies  will  be
approximately 40% of its annual consumption for 2000, providing an important hedge against price volatility and a secure source of supply.

                                   TECHNOLOGY


YEAR 2000 READINESS: During 1999, the company focused on preparing its technology infrastructure for the Year 2000. All significant operations were Year 2000 capable by year end. For further information, see page 16, Year 2000 Readiness Disclosure.


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

             The Philadelphia Inquirer and Philadelphia Daily News


Philadelphia Newspapers, Inc. (PNI), publishes two of the nation's most respected newspapers: The Philadelphia Inquirer and the Philadelphia Daily News. They are sold in nine counties in Pennsylvania and southern New Jersey. The weekly net cumulative penetration of the daily Inquirer, Sunday Inquirer and the Daily News is 66% of all adults in the region. Together, the papers have won 19 Pulitzer Prizes. Operating revenue in 1999 was $607.0 million.


The Philadelphia Primary Metropolitan Statistical Area (PMSA) population is expected to decline 0.1% between 1999 and 2004, compared with an increase of 4.2% for the United States. In 1999, Philadelphia had income per capita 15.3% above the U.S. average; by 2004 it is projected to be 16.2% above.

                        The Miami Herald/el Nuevo Herald


The Miami Herald, Florida's largest Sunday newspaper, is sold primarily in Miami-Dade, Broward and Monroe counties. It is also distributed in 29 countries in Latin America and the Caribbean, primarily through its International
Satellite Edition. El Nuevo Herald, one of the fastest-growing U.S. dailies, serves the growing Spanish-speaking population of Miami-Dade and Broward counties. It is the 12th-largest paper in Florida. Operating revenue in 1999 was $309.9 million for The Miami Herald and $26.8 million for the el Nuevo Herald. In 1999, The Herald won its 16th Pulitzer Prize, for investigative journalism.


The Miami-Fort Lauderdale designated Market Area (DMA) population is expected to grow 6.5% between 1999 and 2004, compared with 4.2% for the United States. In 1999, the DMA had income per capita 5.5% below the U.S. average; by 2004 it is projected to be 11.1% below.

                             San Jose Mercury News


The San Jose Mercury News, the newspaper of Silicon Valley, reaches close to 800,000 readers daily and serves one of the most prosperous markets in the nation. Circulation is concentrated in Santa Clara County, which encompasses San Jose - California's third-largest city - and surrounding communities. The region is the world leader in high technology and ranks second nationally in exports. Operating revenue in 1999 was $306.3 million. The Mercury News recently was named one of the nation's top 10 newspapers in a survey by the Columbia Journalism Review.


The population of the San Jose Primary Metropolitan Statistical Area, which includes only Santa Clara County, is expected to grow 6.0% between 1999 and 2004; the U.S. average is 4.2%. In 1999, San Jose had income per capita that was 52.4% above the U.S. average; by 2004 it is projected to be 55.5% above.

                              The Kansas City Star


The Kansas City Star serves the Kansas City metropolitan area. The Star's primary market consists of 11 counties in Kansas and Missouri. Operating revenue in 1999 was $274.5 million.


The Kansas City Metropolitan Statistical Area population is expected to grow 4.4% between 1999 and 2004, compared with 4.2% for the United States. Kansas City in 1999 had income per capita 7.8% above the U.S. average; by 2004 it is projected to be 9.6% above.

                            Fort Worth Star-Telegram


The Star-Telegram serves the booming western portion of the Dallas/Fort Worth market, the nation's ninth-largest metropolitan area. The four-county Fort Worth/Arlington PMSA metropolitan area ranks as the third-largest in Texas. Operating revenue in 1999 was $236.8 million.


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


The Detroit Free Press is published in combination with The Detroit News by Detroit Newspapers (DN), a joint operating agency formed in 1989 to combine the business operations of the two partners, Knight Ridder and Gannett Co. The profits (or losses) are split equally. The Free Press, owned by Knight Ridder, is an a.m. paper; The News, owned by Gannett, is p.m. On weekends, they publish combined editions. Knight Ridder's share of operating revenue in 1999 was $232.1 million.


The population of the Detroit Primary Metropolitan Statistical Area is expected to grow 1.8% between 1999 and 2004, compared with 4.2% for the United States. Detroit in 1999 had income per capita 10.8% above the U.S. average; in 2004 it is projected to be 11.5% above.

                             The Charlotte Observer


The Charlotte Observer, the largest-circulation daily in both Carolinas, is sold primarily in a 15-county region across the two states. Operating revenue in 1999 was $197.0 million.


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

EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT COMMITTEE

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

DAN FINNIGAN, 36
Vice president since July 1999 and president of KnightRidder.com, (formerly Knight Ridder New Media). Served as president and CEO of SBC Interactive from 1998 to 1999; held various positions at SBC Communications, Inc., 1995 to 1998; group manager for product development for ESS Ventures, LLC, 1994 to 1995. M.B.A., finance and marketing, The Wharton School of the University of Pennsylvania, 1993; B.A., communication studies, University of California, Los Angeles, 1984.

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

JOSEPH (CHIP) VISCI, 46
Vice president/operations since March 2000. Served as assistant vice president/ operations from September 1999 to February 2000 and assistant to the chairman and CEO from 1996 to February 2000; Detroit Free Press managing editor 1996 and held various editing positions 1978 to 1996. Served in various roles at Columbus
(Ohio) Citizen-Journal 1977 to 1978 and Naples (Fla.) Daily News 1975 to 1976. M.A., journalism, Ohio State University, 1977; B.A., journalism, Ohio Wesleyan University, 1975.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                    KRI Stock

Knight Ridder common stock is listed on the New York Stock Exchange and the Frankfurt Stock Exchange under the symbol KRI.

The stock is also traded on exchanges in Philadelphia, Chicago, Boston, San Francisco, Los Angeles and Cincinnati and through the Intermarket Trading System. Options are traded on the Philadelphia Exchange.

The company's 79.6 million shares outstanding at December 26, 1999 were held in all 50 states by 11,014 shareholders of record.

                          Market Price of Common Stock

The last closing price of the company's common stock prior to the preparation of this report was $47.0625 on March 3, 2000.

The average stock trading volume of shares per day for the years 1999, 1998 and 1997 was 417,000, 242,000 and 271,000, respectively. The following table presents the company's common stock market data:


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

                                              Compound
                                            Growth Rate
(In thousands, except per             -----------------------           Dec. 26             Dec. 27             Dec. 28
share data and ratios)                 5-Year         10-Year             1999                1998                1997
                                      -------         -------         -----------         -----------         -----------

SUMMARY OF OPERATIONS
Operating Revenue
  Advertising                           9.3%            4.6%          $ 2,468,903         $ 2,362,859         $ 2,202,251
  Circulation                           3.6             4.2               578,769             587,529             567,757
  Other                                21.9            18.8               180,553             141,531             106,777
                                                                      -----------         -----------         -----------
    Total Operating Revenue             8.6             4.9             3,228,225           3,091,919           2,876,785
                                                                      -----------         -----------         -----------
Operating Costs
  Labor, newsprint and other
    operating costs                     6.9             4.2             2,414,621           2,399,249           2,214,026
  Depreciation and amortization        14.4             7.5               189,354             188,052             156,731
                                                                      -----------         -----------         -----------
    Total Operating Costs               7.3             4.4             2,603,975           2,587,301           2,370,757
                                                                      -----------         -----------         -----------
Operating Income                       15.2             7.3               624,250             504,618             506,028
  Interest expense                     17.1             1.4               (97,444)           (105,936)           (102,662)
  Other, net(1)                        87.0            (3.3)               41,209             109,234             290,486
  Income taxes, net                    16.5             7.7              (228,076)           (202,285)           (297,348)


Income from continuing operations(1)   16.4             6.9               339,939             305,631             396,504
Discontinued BIS operations(2)                                                                 60,226              16,511
Discontinued broadcast operations(2)
Cumulative effect of changes in
  accounting principles(3)
                                                                      -----------         -----------         -----------
Net Income(1)                          14.7             3.2           $   339,939         $   365,857         $   413,015
                                     ======          ======           ===========         ===========         ===========
Operating income percentage
  (profit margin)                                                            19.3%               16.3%               17.6%
-------------------------------------------------------------------------------------------------------------------------------
SHARE DATA(4)
Basic weighted-average number of
  shares                                                                   80,025              78,882              88,475
Diluted weighted-average number
  of shares                                                                97,460              98,176             101,314
Earnings per share
  Basic:   Continuing operations(1)    22.4             9.2           $      4.07         $      3.70         $      4.40
           Discontinued BIS
             operations(2)                                                                       0.77                0.19
           Discontinued broadcast
             operations (2)
           Cumulative effect of
             changes in accounting
             principles(3)
           Net income(1)               20.8             5.4                  4.07                4.47                4.59
  Diluted: Continuing operations(1)    18.9             7.7           $      3.49         $      3.11         $      3.91
           Discontinued BIS
             operations(2)                                                                       0.62                0.17
           Discontinued broadcast
             operations(2)
           Cumulative effect of
             changes in accounting
             principles(3)
           Net income(1)               17.3             4.0                  3.49                3.73                4.08
Dividends declared per common
  share(5)                              4.0             3.6                  0.89                0.80                0.80
Common stock price:  High                                                      65                  59 5/8              57 1/8
                     Low                                                       46                  40 1/2              35 3/4
                     Close                                                     58 15/16            50 13/16            50 3/16
Shareholders' equity per
  common share                         10.5             7.9           $     19.07         $     17.33         $     15.65
Price/earnings ratio(6)                                                      16.9                13.6                12.3
Adjusted price/earnings ratio(7)                                             17.9                19.3                21.8
-------------------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
Treasury Stock Purchases:
  Number of shares                                                          3,704               4,725              13,824
  Cost                                                                $   210,141         $   255,533         $   643,375
Payment of cash dividends                                                  85,526              77,152              78,335
Ratio of earnings to fixed
  charges(8)                                                                  6.2                 5.3                 7.1
At year end
  Total assets                                                        $ 4,192,334         $ 4,257,097         $ 4,355,142
  Long-term debt (excluding
    current maturities)                                                 1,260,814           1,329,001           1,599,133
  Total debt                                                            1,300,754           1,527,278           1,668,830
  Shareholders' equity                                                  1,780,684           1,662,731           1,551,673
  Return on average shareholders'
    equity(9)                                                                19.8%               22.8%               30.8%
  Current ratio                                                               1.1                 0.8                 1.1
  Total debt/total capital ratio                                             42.2%               47.9%               51.8%


11-YEAR FINANCIAL HIGHLIGHTS

(In thousands, except per               Dec. 29           Dec. 31          Dec. 25         Dec. 26
share data and ratios)                   1996              1995             1994            1993
                                      -----------       -----------      -----------     -----------
SUMMARY OF OPERATIONS
Operating Revenue
  Advertising                         $ 1,793,424       $ 1,672,970      $ 1,583,373     $ 1,481,631
  Circulation                             501,826           495,315          484,581         474,420
  Other                                    78,974            81,897           66,968          56,772
                                      -----------       -----------      -----------     -----------
    Total Operating Revenue             2,374,224         2,250,182        2,134,922       2,012,823
                                      -----------       -----------      -----------     -----------
Operating Costs
  Labor, newsprint and other
    operating costs                     1,920,444         1,923,179        1,730,158       1,655,138
  Depreciation and amortization           120,647            98,741           96,613          96,233
                                      -----------       -----------      -----------     -----------
    Total Operating Costs               2,041,091         2,021,920        1,826,771       1,751,371
                                      -----------       -----------      -----------     -----------
Operating Income                          333,133           228,262          308,151         261,452
  Interest expense                        (73,137)          (59,512)         (44,216)        (44,403)
  Other, net(1)                            50,213            14,067            1,802           2,987
  Income taxes, net                      (124,829)          (72,861)        (106,493)        (83,281)
                                      -----------       -----------      -----------     -----------
Income from continuing operations(1)      185,380           109,956          159,244         136,755
Discontinued BIS operations(2)             82,493            57,426           11,656          11,334
Discontinued broadcast operations(2)
Cumulative effect of changes in
  accounting principles(3)                                   (7,320)
                                      -----------       -----------      -----------     -----------
Net Income(1)                         $   267,873       $   160,062      $   170,900     $   148,089
                                      ===========       ===========      ===========     ===========
Operating income percentage
  (profit margin)                            14.0%             10.1%            14.4%           13.0%
------------------------------------------------------------------------------------------------------------
SHARE DATA(4)
Basic weighted-average number of
  shares                                   96,021            99,451          107,888         109,702
Diluted weighted-average number
  of shares                                97,420           100,196          108,551         110,663
Earnings per share
 Basic:  Continuing operations(1)     $      1.93       $      1.11      $      1.48     $      1.25
         Discontinued BIS operations(2)      0.86              0.57             0.10            0.10
         Discontinued broadcast
           operations(2)
         Cumulative effect of changes
           in accounting principles(3)                        (0.07)
         Net income(1)                       2.79              1.61             1.58            1.35
 Diluted:Continuing operations(1)     $      1.90       $      1.10      $      1.47     $      1.24
         Discontinued BIS operations(2)      0.85              0.57             0.10            0.10
         Discontinued broadcast
         Cumulative effect of changes
           in accounting
           principles(3)                                      (0.07)
         Net income(1)                       2.75              1.60             1.57            1.34
Dividends declared per common
  share(5)                                   0.58 1/2          0.74             0.73            0.70
Common stock price: High                       42                33 5/16          30 1/2          32 1/2
                    Low                        29 7/8            25 1/8           23 1/4          25 5/16
                    Close                      39 1/4            31 1/4           25 7/16         29 11/16
Shareholders' equity per common
  share                               $     12.12       $     11.43      $     11.58     $     11.33
Price/earnings ratio(6)                      14.3              19.5             16.2            22.2
Adjusted price/earnings ratio(7)             21.6              28.4             17.3            23.9
------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
Treasury Stock Purchases:
  Number of shares                          6,219            11,509            5,045           1,500
  Cost                                $   221,768       $   319,363      $   136,977     $    40,693
Payment of cash dividends                  74,262            74,377           77,942          76,787
Ratio of earnings to fixed
  charges(8)                                  4.0               3.2              5.2             4.4
At year end
  Total assets                        $ 2,860,907       $ 2,966,321      $ 2,409,239     $ 2,399,067
  Long-term debt (excluding
    current maturities)                   771,335         1,000,721          411,504         410,388
  Total debt                              821,335         1,013,850          411,504         451,075
  Shareholders' equity                  1,131,508         1,110,970        1,224,654       1,243,169
  Return on average shareholders'
    equity(9)                                23.9%             14.3%            13.9%           12.2%
  Current ratio                               1.0               1.1              1.0             1.0
  Total debt/total capital ratio             42.1%             47.7%            25.2%           26.6%

(In thousands, except per                 Dec. 27         Dec. 29         Dec. 30         Dec. 31
share data and ratios)                     1992            1991            1990            1989
                                        -----------     -----------     -----------     -----------
SUMMARY OF OPERATIONS
Operating Revenue
  Advertising                           $ 1,444,144     $ 1,429,661     $ 1,556,932     $ 1,577,449
  Circulation                               460,014         439,029         403,188         385,214
  Other                                      39,932          35,127          31,981          32,212
                                        -----------     -----------     -----------     -----------
    Total Operating Revenue               1,944,090       1,903,817       1,992,101       1,994,875
                                        -----------     -----------     -----------     -----------
Operating Costs
  Labor, newsprint and other
    operating costs                       1,597,983       1,593,847       1,617,138       1,593,186
  Depreciation and amortization              89,665          86,896          91,553          91,780
                                        -----------     -----------     -----------     -----------
    Total Operating Costs                 1,687,648       1,680,743       1,708,691       1,684,966
                                        -----------     -----------     -----------     -----------
Operating Income                            256,442         223,074         283,410         309,909
  Interest expense                          (52,358)        (68,806)        (71,784)        (84,492)
  Other, net(1)                              13,868          35,832          17,019          57,505
  Income taxes, net                         (82,496)        (67,965)        (88,076)       (108,883)
                                        -----------     -----------     -----------     -----------
Income from continuing operations(1)        135,456         122,135         140,569         174,039
Discontinued BIS operations(2)               10,630           9,933           8,476           5,797
Discontinued broadcast operations(2)                                                         67,366
Cumulative effect of changes in
  accounting principles(3)                 (105,200)
                                        -----------     -----------     -----------     -----------
Net Income(1)                           $    40,886     $   132,068     $   149,045     $   247,202
                                        ===========     ===========     ===========     ===========
Operating income percentage
  (profit margin)                              13.2%           11.7%           14.2%           15.5%
------------------------------------------------------------------------------------------------------------
SHARE DATA(4)
Basic weighted-average number of
  shares                                    108,948         102,586         100,098         103,110
Diluted weighted-average number
  of shares                                 110,356         103,594         101,366         104,878
Earnings per share
 Basic:   Continuing operations(1)      $      1.24     $      1.19     $      1.40     $      1.69
          Discontinued BIS operations(2)       0.11            0.10            0.09            0.06
          Discontinued broadcast
            operations(2)                                                                      0.65
          Cumulative effect of changes
            in accounting principles(3)       (0.97)
          Net income(1)                        0.38            1.29            1.49            2.40
 Diluted: Continuing operations(1)      $      1.22     $      1.18     $      1.39     $      1.66
          Discontinued BIS operations(2)       0.10            0.09            0.08            0.06
          Discontinued broadcast                                                               0.64
          Cumulative effect of changes in
            accounting principles(3)          (0.95)
          Net income(1)                        0.37            1.27            1.47            2.36
Dividends declared per common
  share(5)                                     0.70            0.70            0.67            0.62 1/4
Common stock price: High                         32 1/16         28 3/4          29              29 3/16
                    Low                          25 3/8          21 7/8          18 1/2          21 7/16
                    Close                        29 1/16         25 3/8          22 15/16        29 3/16
Shareholders' equity per common
  share                                 $     10.75     $     10.72     $      9.05     $      8.92
Price/earnings ratio(6)                        78.5            20.0            15.6            12.4
Adjusted price/earnings ratio(7)               23.8            21.5            16.5            21.2
------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
Treasury Stock Purchases:
  Number of shares                                                            5,325           5,522
  Cost                                                                  $   129,909     $   131,885
Payment of cash dividends                    75,992          71,087          66,422          63,260
Ratio of earnings to fixed
  charges(8)                                    3.8             2.8             3.3             3.6
At year end
  Total assets                          $ 2,431,307     $ 2,305,731     $ 2,244,919     $ 2,112,184
  Long-term debt (excluding
    current maturities)                     495,941         556,797         803,914         660,900
  Total debt                                560,245         606,840         823,958         712,940
  Shareholders' equity                    1,181,812       1,148,620         894,913         917,145
  Return on average shareholders'
    equity(9)                                  12.0%           12.9%           16.5%           28.4%
  Current ratio                                 1.1             1.1             1.2             1.2
  Total debt/total capital ratio               32.2%           34.6%           47.9%           43.7%

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

                           FORWARD-LOOKING STATEMENTS

Certain statements in this section and elsewhere in this annual report on Form 10-K are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated.

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

                                                                                                           Change
                                                                                                  ------------------------
In thousands                         1999                1998                1997                 99-98              98-97
                                 -----------         -----------         -----------              -----              -----
Operating revenue
  Advertising
    Retail                       $ 1,102,381         $ 1,089,273         $ 1,008,736               1.2%              8.0%
    General                          316,857             261,831             246,096              21.0%              6.4%
    Classified                     1,049,665           1,011,755             947,419               3.7%              6.8%
                                 -----------         -----------         -----------
      Total                        2,468,903           2,362,859           2,202,251               4.5%              7.3%
                                 -----------         -----------         -----------
  Circulation                        578,769             587,529             567,757              (1.5)%             3.5%
  Other                              180,553             141,531             106,777              27.6%             32.5%
                                 -----------         -----------         -----------
Total operating revenue          $ 3,228,225         $ 3,091,919         $ 2,876,785               4.4%              7.5%
                                 ===========         ===========         ===========
Average circulation
  Daily                                3,932               3,998               4,236              (1.7)%            (5.6)%
  Sunday                               5,400               5,507               5,816              (1.9)%            (5.3)%

Advertising linage
Full-run
  Retail                              18,876              19,254              19,090              (2.0)%             0.9%
  General                              2,896               2,327               2,271              24.5%              2.5%
  Classified                          20,470              19,952              19,726               2.6%              1.1%
                                 -----------         -----------         -----------
    Total full-run                    42,242              41,533              41,087               1.7%              1.1%
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

NEWSPRINT. The company consumed approximately 801,000 metric tons of newsprint in 1999. This represents 15.2% of the company's 1999 total operating expenses. Under the caption "NEWSPRINT" on page 3 of this annual report, the company has included information on its suppliers, the long-term purchase agreements used to manage the related risk of price increases, and natural hedges the company has in place through its investment in newsprint mills.

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
                                       =======           =======        =========         =========

                                        Accumulated
                                       Other Compre-         Treasury
                                      hensive Income            Stock            Total
--------------------------------------------------------------------------------------
BALANCE AT DEC. 29, 1996                    $  1,671         $     --      $ 1,131,508
  Issuance of common shares under
    stock option plan                                                            2,397
  Issuance of treasury shares under
    stock option plan                                          70,785           42,636
  Issuance of treasury shares under
    stock purchase plan                                        17,218           14,996
  Issuance of convertible preferred
    shares                                                                     660,000
  Purchase of treasury shares                                (643,375)        (643,375)
  Retirement of treasury shares                               555,372               --
  Tax benefits arising from
    employee stock plans                                                        10,502
  Comprehensive income:
    Net income                                                                 413,015
    Change in unrealized gains on
      securities available for
      sale, net of tax of $1,210              (1,671)                           (1,671)
                                                                           -----------
    Comprehensive income                                                       411,344
                                                                           -----------
  Cash dividends declared                                                      (78,335)
                                            --------         --------      -----------
BALANCE AT DEC. 28,  1997                   $     --         $     --      $ 1,551,673
  Issuance of common shares under
    stock option plan                                                           10,192
  Issuance of common shares under
    stock purchase plan                                                          3,968
  Issuance of treasury shares under
    stock option plan                                          32,797           18,375
  Issuance of treasury shares under
    stock purchase plan                                        13,228           11,876
  Issuance of treasury shares to
    nonemployee directors                                         186              173
  Issuance of treasury shares                                   5,021            5,021
  Purchase of treasury shares                                (255,533)        (255,533)
  Retirement of treasury shares                               201,696               --
  Tax benefits arising from
    employee stock plans                                                         9,543
  Comprehensive income:
    Net income                                                                 365,857
    Change in unrealized gains on
      securities available for
      sale, net of tax of $12,492             18,738                            18,738
                                                                           -----------
    Comprehensive income                                                       384,595
                                                                           -----------
  Cash dividends declared                                                      (77,152)
                                            --------         --------      -----------
BALANCE AT DEC. 27, 1998                    $ 18,738        $ (2,605)      $ 1,662,731
  Issuance of common shares under
    stock option plan                                                           25,910
  Issuance of common shares under
    stock purchase plan                                                         15,003
  Conversion of preferred shares                                                    --
  Issuance of treasury shares to
    nonemployee directors                                        232               232
  Purchase of treasury shares                               (210,141)         (210,141)
  Retirement of treasury shares                              210,141                --
  Tax benefits arising from
    employee stock plans                                                         9,190
  Comprehensive income:
    Net income                                                                 339,939
    Change in unrealized gains on
      securities available for
      sale, net of tax of $15,564             23,346                            23,346
                                                                           -----------
    Comprehensive income                                                       363,285
                                                                           -----------
  Cash dividends declared                                                      (85,526)
                                            --------        --------       -----------
BALANCE AT DEC. 26, 1999                    $ 42,084        $ (2,373)      $ 1,780,684
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


The company owns 49.5% of the voting common stock and 65% of the nonvoting common stock of the SEATTLE TIMES COMPANY; owns 31.1% of the voting stock of NEWSPAPERS FIRST; is a one-third partner in the SP NEWSPRINT CO.; and owns 18.7% of CAREERPATH.COM INC., 16.9% of CLASSIFIED VENTURES, INC., and 13.5% of PONDERAY NEWSPRINT COMPANY. The company owns 33.3% of the voting stock and 50% of the nonvoting stock of INFINET COMPANY.


FORT WAYNE NEWSPAPERS, INC. and THE PROFESSIONAL EXCHANGE LLC (a subsidiary of Philadelphia Newspapers, Inc.) are the only consolidated subsidiaries that have a minority ownership interest. The minority shareholders' interest in the net income of these subsidiaries has been reflected as an expense in the Consolidated Statement of Income in the caption "MINORITY INTERESTS IN EARNINGS OF CONSOLIDATED SUBSIDIARIES." Also included in this caption is a contractual minority interest resulting from a joint operating agreement that runs through the year 2021 between The Miami Herald Publishing Company and Cox Newspapers, Inc., covering the publication of The Herald and The Miami News, which ceased publication in 1988. The company's liability to the minority interest shareholders is included in the Consolidated Balance Sheet caption, "MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES."

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
                                        =========    =========    =========

(Unaudited)On Jan. 31, 2000, Cadabra, Inc., in which the company held a 19.5% minority ownership position at Dec. 26, 1999, was purchased by GoTo.com, Inc., in exchange for $8.0 million in cash and 3.3 million shares of GoTo.com, Inc. stock. Knight Ridder now holds a minority ownership interest in GoTo.com of 1.57%. The market value of Cadabra was not readily available at Dec. 26, 1999, and therefore was not included in comprehensive income at year end.

On Feb. 15, 2000, Prio, Inc., in which the company held a 12.41% minority ownership position at Dec. 26, 1999, was purchased by InfoSpace.com in exchange for 5.4 million shares of InfoSpace.com, Inc. stock. The market value of Prio was not readily available at Dec. 26, 1999, and therefore was not included in comprehensive income at year end.



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

REPORT OF INDEPENDENT AUDITORS

Shareholders
Knight-Ridder, Inc.


We have audited the accompanying consolidated balance sheets of Knight-Ridder, Inc., as of December 26, 1999 and December 27, 1998, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 26, 1999. Our audits also included the financial statement schedule listed in the index of Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knight- Ridder, Inc., at December 26, 1999, and December 27, 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 26, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In addition to the information set forth under the caption "Executive Officers of the Registrant" in Part 1 of this Form 10-K, the information required by this section is incorporated by reference from the 2000 Annual Proxy Statement under the captions "Item 1: Election of Directors - Nominees for Election for Three Year Terms ending 2003" up to but not including the section entitled "Stock Ownership of Directors and Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the 2000 Proxy Statement under the captions "Item 1: Election of Directors - How the Company Compensates Directors" and "Summary Compensation Table" but only up to and not including the section entitled "Performance of Knight Ridder Common Stock."

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The information required by this item is incorporated by reference from the 2000 Proxy Statement under the captions "Information About Knight Ridder Stock Ownership" and "Stock Ownership of Directors and Officers."

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the 2000 Proxy Statement under the caption "Certain Relationships and Related Transactions."

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

         3.       Exhibits

                  No.  2         -  Disposition  of  Assets is  incorporated  by
                                    reference to the Company's Form 8-K dated as of March 18, 1998, filed March 31, 1998.


                  No.  3(i)      -  Amended    and    Restated    Articles    of
                                    Incorporation   of    Knight-Ridder,    Inc.
                                    (amended and restated as of February 3, 1998) are incorporated by reference to the Company's Form 10-K filed March 13, 1998.

                        (ii)     -  Bylaws of  Knight-Ridder,  Inc.  (As Amended
                                    through May 12, 1999), are incorporated by reference to the Company's Form 10-Q filed August 11, 1999.


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


                  No. 10 (a)     -  Knight-Ridder,  Inc.  Employee  Stock Option
                                    Plan (As amended  through  January 26, 1999)
                                    is   incorporated   by   reference   to  the
                                    Company's Form 10-K filed March 19, 1999.*

                         (b)     -  Knight-Ridder,  Inc.  Compensation  Plan for
                                    Nonemployee Directors effective July 1, 1997
                                    (As  amended   through   January  26,  1999)
                                    incorporated  by reference to the  Company's
                                    Form 10-K filed March 19, 1999.*

                         (c)     -  Knight  Ridder  Annual   Incentive  Plan  As
                                    Amended and  Restated  Effective  January 1,
                                    2000.*

                         (d)     -  Stock     Purchase     Agreement     between
                                    Knight-Ridder Business Information Services,
                                    Inc. and M.A.I.D.  plc,  dated as of October
                                    1, 1997 is incorporated by reference to the Company's Form 10-Q filed November 12, 1997.

                         (e)     -  Knight Ridder Long-Term Incentive Plan (As
                                    amended effective January 1, 2000.)*

                         (f)     -  Executive  Officer's   Retirement  Agreement
                                    dated December 19, 1991, is incorporated by reference to the Company's Form 10-K filed on March 23, 1994.*


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


    *    Denotes a management contract or compensatory plan or arrangement.


   (b)   Reports on Form 8-K filed during the fourth quarter of 1999:


         There were no reports on Form 8-K filed during the year ended December 26, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            KNIGHT-RIDDER, INC.


Dated  April 12, 2000                       /s/ P. Anthony Ridder
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


Dated  April 12, 2000                       /s/ P. Anthony Ridder
-----------------------------               ------------------------------------
                                            P. Anthony Ridder
                                            Chairman and
                                            Chief Executive Officer

Dated  April 12, 2000                       /s/ Ross Jones
-----------------------------               ------------------------------------
                                            Ross Jones
                                            Chief Financial Officer and
                                            Senior Vice President/Finance

Dated  April 12, 2000                       /s/ Gary R. Effren
-----------------------------               ------------------------------------
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

                                            /s/ Joan Ridder Challinor*
                                            ------------------------------------
                                            Joan Ridder Challinor
                                            Director

                                            /s/ Kathleen Foley Feldstein*
                                            ------------------------------------
                                            Kathleen Foley Feldstein
                                            Director

                                            /s/ Thomas P. Gerrity*
                                            ------------------------------------
                                            Thomas P. Gerrity
                                            Director

                                            /s/ Barbara Barnes Hauptfuhrer*
                                            ------------------------------------
                                            Barbara Barnes Hauptfuhrer
                                            Director


                                            /s/ M. Kenneth Oshman*
                                            ------------------------------------
                                            M. Kenneth Oshman
                                            Director


                                            /s/ P. Anthony Ridder*
                                            ------------------------------------
                                            P. Anthony Ridder
                                            Director

                                            /s/ Randall L. Tobias*
                                            ------------------------------------
                                            Randall L. Tobias
                                            Director

                                            /s/ Gonzalo F. Valdes-Fauli*
                                            ------------------------------------
                                            Gonzalo F. Valdes-Fauli
                                            Director

                                            /s/John L. Weinberg*
                                            ------------------------------------
                                            John L. Weinberg
                                            Director


Dated  April 12, 2000                       * By Ross Jones
------------------------------              ------------------------------------
                                            Ross Jones
                                            Attorney-in-fact


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

                                 EXHIBIT INDEX

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

         3.       Exhibits

                  No.  2         -  Disposition  of  Assets is  incorporated  by
                                    reference to the Company's Form 8-K dated as of March 18, 1998, filed March 31, 1998.

                  No.  3(i)      -  Amended    and    Restated    Articles    of
                                    Incorporation   of    Knight-Ridder,    Inc.
                                    (amended and restated as of February 3, 1998) are incorporated by reference to the Company's Form 10-K filed March 13, 1998.

                        (ii)     -  Bylaws of  Knight-Ridder,  Inc.  (As Amended
                                    through May 12, 1999), are incorporated by reference to the Company's Form 10-Q filed August 11, 1999.


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


                  No. 10 (a)     -  Knight-Ridder,  Inc.  Employee  Stock Option
                                    Plan (As amended  through  January 26, 1999)
                                    is   incorporated   by   reference   to  the
                                    Company's Form 10-K filed March 19, 1999.*

                         (b)     -  Knight-Ridder,  Inc.  Compensation  Plan for
                                    Nonemployee Directors effective July 1, 1997
                                    (As  amended   through   January  26,  1999)
                                    incorporated  by reference to the  Company's
                                    Form 10-K filed March 19, 1999.*

                         (c)     -  Knight  Ridder  Annual   Incentive  Plan  As
                                    Amended and  Restated  Effective  January 1,
                                    2000.*

                         (d)     -  Stock     Purchase     Agreement     between
                                    Knight-Ridder Business Information Services,
                                    Inc. and M.A.I.D.  plc,  dated as of October
                                    1, 1997 is incorporated by reference to the Company's Form 10-Q filed November 12, 1997.

                         (e)     -  Knight Ridder  Long-Term  Incentive Plan (As
                                    amended effective January 1, 2000.)*

                         (f)     -  Executive  Officer's   Retirement  Agreement
                                    dated December 19, 1991, is incorporated by reference to the Company's Form 10-K filed on March 23, 1994.*


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


    *    Denotes a management contract or compensatory plan or arrangement.