Form 10-Q
period 2000-03-31
KNIGHT RIDDER INC
filed 2000-05-05
CIK 205520

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 26, 2000

                                       OR

  [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ___________________ to ___________________

Commission file number 1-7553


                               KNIGHT-RIDDER, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Florida                          38-0723657
     ---------------------------------  ------------------------------------
       (State or other jurisdiction     (I.R.S. Employer Identification No.)
     of incorporation or organization)

                50 W. SAN FERNANDO ST., SAN JOSE, CA      95113
               ---------------------------------------------------
               (Address of principal executive offices)
                             (Zip Code)


                                 (408) 938-7700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


       -------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 3, 2000, 77,669,855 shares of Common Stock, $.02 1/12 par value, were outstanding.

                         Table of Contents for Form 10-Q

                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)
             Consolidated Balance Sheet                                      3
             Consolidated Statement of Income                                5
             Consolidated Statement of Cash Flows                            6
             Notes to Consolidated Financial Statements                      7

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      11

Item 3.   Quantitative and Qualitative Disclosures about Market Risk        17

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                 18

Item 2.   Changes in Securities and Use of Proceeds                         18

Item 3.   Defaults Upon Senior Securities                                   18

Item 4.   Submission of Matters to a Vote of Security Holders               18

Item 5.   Other Information                                                 18

Item 6.   Exhibits and Reports on Form 8-K                                  18


SIGNATURE                                                                   19

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
(UNAUDITED IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                                    March 26,        December 26,
                                                                                      2000              1999
                                                                                  -------------     -------------
ASSETS

CURRENT ASSETS
       Cash, including short-term cash investments of $0 in 2000,
          and $5,598 in 1999                                                      $      34,989     $      34,084
       Accounts receivable, net of allowances of $17,174 in 2000,
          and $15,917 in 1999                                                           386,276           423,016
       Inventories                                                                       41,060            39,238
       Prepaid expense                                                                   36,818            32,246
       Other current assets                                                              41,784            41,720
                                                                                  -------------     -------------
                      Total Current Assets                                              540,927           570,304
                                                                                  -------------     -------------

INVESTMENTS AND OTHER ASSETS
       Equity in unconsolidated companies and joint ventures                            194,058           206,880
       Other                                                                            400,345           181,583
                                                                                  -------------     -------------
                      Total Investments and Other Assets                                594,403           388,463
                                                                                  -------------     -------------

PROPERTY, PLANT AND EQUIPMENT
       Land and improvements                                                             94,453            93,995
       Buildings and improvements                                                       484,390           484,163
       Equipment                                                                      1,260,008         1,244,110
       Construction and equipment installations in progress                              66,248            67,922
                                                                                  -------------     -------------
                                                                                      1,905,099         1,890,190
       Less accumulated depreciation                                                   (857,045)         (831,041)
                                                                                  -------------     -------------
                      Net Property, Plant and Equipment                               1,048,054         1,059,149

GOODWILL
       Less accumulated amortization of $348,531 in 2000,
          and $331,504 in 1999                                                        2,159,136         2,174,418
                                                                                  -------------     -------------
                      Total                                                       $   4,342,520     $   4,192,334
                                                                                  =============     =============

See "Notes to Consolidated Financial Statements."

                                                                                    March 26,        December 26,
                                                                                      2000              1999
                                                                                  -------------     -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                                           $     123,498     $     142,460
       Accrued expenses and other liabilities                                           126,066           100,668
       Accrued compensation and amounts withheld from employees                          98,015           126,529
       Federal and state income taxes                                                    71,786            16,039
       Deferred revenue                                                                  75,045            71,505
       Short-term borrowings and current portion of long-term debt                       39,940            39,940
                                                                                  -------------     -------------
                      Total Current Liabilities                                         534,350           497,141
                                                                                  -------------     -------------

NONCURRENT LIABILITIES
       Long-term debt                                                                 1,439,164         1,260,814
       Deferred federal and state income taxes                                          313,889           306,636
       Postretirement benefits other than pensions                                      146,090           145,143
       Employment benefits and other noncurrent liabilities                             197,687           197,045
                                                                                  -------------     -------------
                      Total Noncurrent Liabilities                                    2,096,830         1,909,638
                                                                                  -------------     -------------

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES                                           4,922             4,871

COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDERS' EQUITY
       Preferred stock, $1.00 par value; shares authorized-
          2,000,000; shares issued -  1,374,100 in 2000 and 1999                          1,374             1,374
       Common stock, $.02 1/12 par value; shares authorized -
          250,000,000; shares issued - 76,173,422 in 2000,                                1,587             1,659
              and 79,654,493 in 1999
       Additional capital                                                               926,097           938,969
       Retained earnings                                                                772,166           798,971
       Accumulated other comprehensive income                                             7,518            42,084
       Treasury stock, at cost, 41,627 shares in 2000 and 42,510 shares in 1999          (2,324)           (2,373)
                                                                                  -------------     -------------
                      Total Shareholders' Equity                                      1,706,418         1,780,684
                                                                                  -------------     -------------
                      Total                                                       $   4,342,520     $   4,192,334
                                                                                  =============     =============

See "Notes to Consolidated Financial Statements."

CONSOLIDATED STATEMENT OF INCOME
(Unaudited, in thousands, except per share data)
                                                                   Quarter Ended
                                                           ----------------------------
                                                             March 26,       March 28,
                                                               2000            1999
                                                           ------------    ------------
OPERATING REVENUE
           Advertising
                  Retail                                   $    245,184    $    248,586
                  General                                        88,570          74,857
                  Classified                                    279,238         261,904
                                                           ------------    ------------
                          Total                                 612,992         585,347
           Circulation                                          144,280         146,757
           Other                                                 50,430          38,695
                                                           ------------    ------------
                          Total operating revenue               807,702         770,799

OPERATING COSTS
           Labor and employee benefits                          315,468         305,099
           Newsprint, ink and supplements                       114,029         126,870
           Other operating costs                                184,271         166,015
           Depreciation and amortization                         48,514          47,153
                                                           ------------    ------------
                          Total operating costs                 662,282         645,137
                                                           ------------    ------------

OPERATING INCOME                                                145,420         125,662
                                                           ------------    ------------

OTHER INCOME (EXPENSE)
           Interest expense                                     (26,049)        (24,764)
           Interest expense capitalized                             561           2,317
           Interest income                                          331             430
           Equity in earnings (losses) of unconsolidated
                  companies and joint ventures                   (1,127)          4,868
           Minority interests                                    (2,605)         (2,599)
           Other, net                                           152,372            (900)
                                                           ------------    ------------
                          Total                                 123,483         (20,648)
                                                           ------------    ------------

Income before income taxes                                      268,903         105,014
Income taxes                                                    108,048          42,147
                                                           ------------    ------------
                          Net Income                       $    160,855    $     62,867
                                                           ============    ============

NET INCOME PER SHARE
           Basic                                           $       2.03    $       0.76
                                                           ============    ============

           Diluted                                         $       1.74    $       0.65
                                                           ============    ============

DIVIDENDS DECLARED PER COMMON SHARE                        $       0.23    $       0.20
                                                           ============    ============

AVERAGE SHARES OUTSTANDING
           Basic                                                 77,779          78,425
                                                           ============    ============
           Diluted                                               92,668          97,320
                                                           ============    ============

See "Notes to Consolidated Financial Statements."

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, in thousands of dollars)
                                                                                    Quarter Ended
                                                                            ----------------------------
                                                                              March 26,    March 28,
                                                                                2000         1999
                                                                            ------------    ------------
CASH PROVIDED BY (REQUIRED FOR) OPERATING ACTIVITIES
       Net income                                                           $    160,855    $     62,867
       Noncash items deducted from (included in) income:
            Gains on sale of investments                                        (153,982)
            Depreciation and amortization                                         48,514          47,153
            Provision (benefit) for deferred taxes                                30,538          (1,669)
            Provision for bad debt                                                 6,429           5,441
            Distributions in excess of (less than) earnings                        4,839          (4,117)
            Minority interests in earnings of consolidated subsidiaries            2,605           2,599
            Other items, net                                                         728           5,749
       Change in certain assets and liabilities:
            Accounts receivable                                                   30,311          30,320
            Inventories                                                           (1,822)          2,225
            Other assets                                                         (82,444)          2,762
            Accounts payable                                                     (18,962)        (35,694)
            Federal and state income taxes                                        55,747          39,017
            Other liabilities                                                    (21,167)          7,849
                                                                            ------------    ------------
                 Net Cash Provided by Operating Activities                        62,189         164,502
                                                                            ------------    ------------
CASH PROVIDED BY (REQUIRED FOR) INVESTING ACTIVITIES

       Proceeds from sale of investments                                           1,965           8,818
       Acquisition of subsidiary, investees, and other investments, net          (21,922)        (43,039)
       Additions to property, plant and equipment                                (16,501)        (25,158)
       Other items, net                                                              173            (876)
                                                                            ------------    ------------
                 Net Cash Required for Investing Activities                      (36,285)        (60,255)
                                                                            ------------    ------------
CASH PROVIDED BY (REQUIRED FOR) FINANCING ACTIVITIES
       Proceeds from sale of commercial paper, notes payable and
            senior notes payable                                                 864,795         950,855
       Reduction of total debt, net of unamortized discount                     (686,685)       (754,375)
                                                                            ------------    ------------
                       Net Change in Total Debt                                  178,110         196,480
       Payment of cash dividends                                                 (21,110)        (19,186)
       Sale of common stock to employees                                           6,806           9,189
       Purchase of treasury stock                                               (186,251)
       Other items, net                                                           (2,554)          9,249
                                                                            ------------    ------------
                 Net Cash Provided by (Required for) Financing Activities        (24,999)        195,732
                                                                            ------------    ------------
                       Net Increase in Cash                                          905         299,979
 Cash and short-term cash
       investments at beginning of the period                                     34,084          26,836
                                                                            ------------    ------------
 Cash and short-term cash
       investments at end of the period                                     $     34,989    $    326,815
                                                                            ============    ============


SUPPLEMENTAL CASH FLOW INFORMATION:
Non cash investing activities
       Stock proceeds from sale of unconsolidated investment                $    195,624    $     37,678

See "Notes to Consolidated Financial Statements".

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended December 26, 1999.

Certain amounts in 1999 have been reclassified to conform to the 2000 presentation.

NOTE 2 - COMPREHENSIVE INCOME


The following table sets forth the computation of comprehensive income (in thousands):

                                                                              Quarter Ended
                                                                      ----------------------------
                                                                        March 26,      March 28,
                                                                          2000            1999
                                                                      ------------    ------------
Net income                                                            $    160,855    $     62,867


Total gains (losses) on securities available for sale                      (29,019)         15,016
Less: reclassification adjustment for realized losses, net of taxes         (5,547)             --
                                                                      ------------    ------------
Change in accumulated comprehensive income                                 (34,566)         15,016
                                                                      ------------    ------------
Total comprehensive income                                            $    126,289    $     77,883
                                                                      ============    ============

NOTE 3 - DEBT

(In Thousands of Dollars)
                                                          Effective
                                                           Interest           Balance At
                                                           Rate at   -----------------------------
                                                           March 26,   March 26,      December 26,
                                                             2000        2000             1999
                                                          ---------- -------------    ------------
Commercial paper, net of discount(a)                          6.1%   $     611,906    $    433,796

Debentures, net of discount(b)                                9.9%         198,506         198,464

Debentures, net of discount(c)                                7.6%          94,583          94,534

Debentures, net of discount(d)                                7.0%         296,471         296,443

Notes payable, net of discount(e)                             8.5%          79,942          79,903

Notes payable, net of discount(f)                             6.7%          98,266          98,209

Senior notes, net of discount(g)                              6.3%          99,430          99,405
                                                                     -------------    ------------
                        Total Debt(h)                         7.1%       1,479,104       1,300,754

Less amounts classified as current                                          39,940          39,940
                                                                     -------------    ------------

                        Total long-term debt                  7.0%   $   1,439,164    $  1,260,814
                                                                     =============    ============

(a) Commercial paper is supported by $900 million of revolving credit and term loan agreements, $500 million of which matures on June 22, 2003 and $400 million of which matures June 20, 2000. The company has the option and intention to renew the $400 million facility before June 19, 2000, for an additional 364-day term through June 2001.
(b) Represents $200 million of a 20-year 9 7/8% debenture due in 2009.
(c) Represents $100 million of a 7.15% debenture due in 2027.
(d) Represents $300 million of a 6.875% debenture due in 2029.
(e) Represents $80 million of 8 1/2% notes payable ratably at September 1, 2000 and September 1, 2001.
    Annual maturities are represented under current liabilities.
(f) Represents $100 million of a 6.625% note due in 2007.
(g) Represents $100 million of 10 year 6.3% senior notes due in 2005.
(h) Interest payments for the three months ended March 2000 and March 1999 were $24.3 million and $11.6 million, respectively.

NOTE 4 - INCOME TAX PAYMENTS

Income tax payments for the quarters ended March 26, 2000 and March 28, 1999, were $20.6 million and $4.2 million, respectively.

NOTE 5 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                              Quarter Ended
                                                      ---------------------------
                                                        March 26,      March 28,
                                                          2000           1999
                                                      ------------   ------------
Net income                                            $    160,855   $     62,867

Less dividends on preferred stock                            3,160          3,510
                                                      ------------   ------------
Net income attributable to common stock               $    157,695   $     59,357
                                                      ============   ============

Average shares outstanding (basic)                          77,779         78,425

Effect of dilutive securities:
     Weighted average preferred stock, as converted         13,741         17,549
     Stock options                                           1,148          1,346
                                                      ------------   ------------
Average shares outstanding (diluted)                        92,668         97,320
                                                      ------------   ------------
Net income per share (basic)                          $       2.03   $       0.76
                                                      ============   ============

Net income per share (diluted)                        $       1.74   $       0.65
                                                      ============   ============

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On July 13, 1995, six unions struck the Detroit Free Press, The Detroit News and the Detroit Newspaper Agency (Agency), which operates both newspapers. Subsequently, the unions filed numerous unfair labor practice charges against the newspapers and the Agency. In June 1997, after a lengthy trial, a National Labor Relations Board (NLRB) administrative judge ruled that the strike was caused by the unfair labor practices of the Agency and The Detroit News and ordered that the Agency and the newspapers reinstate all strikers, displacing permanent replacements if necessary. The Agency and the newspapers appealed the decision to the NLRB.

On August 27, 1998, the NLRB affirmed certain unfair labor practice findings against The Detroit News and the Agency, and reversed certain findings of unfair labor practices against the Agency. The Agency and the newspapers filed a motion to reconsider with the NLRB, which was denied on March 4, 1999. The unions and the Agency filed appeals to the U.S. Court of Appeals for the District of Columbia Circuit. The case is pending in the U.S. Court of Appeals, where oral argument was heard on May 4, 2000.

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

NOTE 7 - BUSINESS SEGMENT INFORMATION

Beginning in the quarter ended March 26, 2000, although the Company is not required to do so, the Company elected to begin reporting its Online operations as a separate reportable business segment from its newspaper operations pursuant to FASB 131, Disclosures about Segments of an Enterprise and Related Information. FASB 131 requires disclosure of certain information about reportable operating segments management believes are important and allows users to assess the performance of individual operating segments in the same way that management reviews performance and makes decisions.

Financial data for the Company's segments is as follows (in thousands):

                                                    Quarter Ended
                                      -------------------------------------
                                      March 26, 2000         March 28, 1999
                                      --------------         --------------
Operating revenue
  Newspapers                          $      797,359         $      764,605
  Online                                      10,343                  6,194
                                      --------------         --------------
                                      $      807,702         $      770,799
                                      ==============         ==============

Operating income (loss)
  Newspapers                          $      163,027         $      142,273
  Online                                      (8,204)                (4,985)
  Corporate                                   (9,403)               (11,626)
                                      --------------         --------------
                                      $      145,420         $      125,662
                                      ==============         ==============

Depreciation and amortization
  Newspapers                          $       46,365         $       45,207
  Online                                         588                    452
  Corporate                                    1,561                  1,494
                                      --------------         --------------
                                      $       48,514         $       47,153
                                      ==============         ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

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

RESULTS OF OPERATIONS: FIRST QUARTER 2000 COMPARED WITH FIRST QUARTER 1999


The following table sets forth the results of operations for the quarters ended March 26, 2000 and March 28, 1999 (in thousands of dollars, except per share amount):

                                                         Quarter Ended
                                                  --------------------------
                                                    March 26,     March 28,
                                                      2000           1999        Change
                                                  -----------    -----------  -------------
Operating revenues                                $   807,702    $   770,799        4.8%
Operating income                                  $   145,420    $   125,662       15.7%

Net income
      Before gains on investment sales                 68,743         62,867        9.3%
      Gains on investment sales                        92,112              -
                                                  -----------    -----------
   Net income                                     $   160,855    $    62,867      155.9%
                                                  ===========    ===========
Diluted earnings per share
      Before gains on investment sales            $      0.74    $      0.65       13.8%
      Gains on investment sales                          1.00              -
                                                  -----------    -----------
   Net income                                     $      1.74    $      0.65      167.7%
                                                  ===========    ===========

During the quarter, the Company recorded a gain of $1.00 per diluted share related to InfoSpace.com's acquisition of Prio and GoTo.com's acquisition of Cadabra.

NEWSPAPERS

OPERATING REVENUE

The table below presents operating revenue and related statistics for newspaper operations for the quarter ended March 26, 2000 compared to the quarter ended March 28, 1999 (in thousands):

                                  Quarter Ended
                             ------------------------
                              March 26,    March 28,
                                 2000         1999       Variance        Change
                             ----------    ----------   ----------      -------
Operating revenue
   Advertising
      Retail                 $  245,184    $  248,586   $   (3,402)       -1.4%
      General                    88,570        74,857       13,713        18.3%
      Classified                279,238       261,904       17,334         6.6%
                             ----------    ----------   ----------
         Total                  612,992       585,347       27,645         4.7%
                             ----------    ----------   ----------
   Circulation                  144,280       146,757       (2,477)       -1.7%
   Other                         40,087        32,501        7,586        23.3%
                             ----------    ----------   ----------
Total operating revenue      $  797,359    $  764,605   $   32,754         4.3%
                             ==========    ==========   ==========

Average daily circulation
   Daily                          3,984         3,979            5         0.1%
   Sunday                         5,423         5,433          (10)       -0.2%

Advertising linage
Full run (6 column inches)
      Retail                      4,176         4,252          (76)       -1.8%
      General                       823           647          176        27.2%
      Classified                  5,096         4,867          229         4.7%
                             ----------    ----------   ----------
         Total full run          10,095         9,766          329         3.4%
                             ==========    ==========   ==========

Retail advertising revenue decreased by $3.4 million, or 1.4%, on a full-run run of press (ROP) linage decrease of 1.8%. The decrease was primarily due to out of business accounts and weakness in department stores and national chain stores. General advertising revenue was up $13.7 million, or 18.3%, on a full-run ROP linage increase of 27.2%. The increase was primarily from continued strong demand in high-tech, dot-com, telecommunications, automotive, and travel. Classified advertising revenue improved $17.3 million, or 6.6%, on a full-run ROP linage increase of 4.7%. Help wanted and recruitment contributed significantly to the classified growth.

The increase of 23.3% in other revenue resulted from specialized publication revenue generated by companies acquired during 1999.


OPERATING COSTS

The following table summarizes operating costs for newspaper operations for the quarters ended March 26, 2000 and March 28, 1999 (in thousands of dollars):

                                                   Quarter Ended
                                          -------------------------------
                                           March 26,   March 28,
                                             2000         1999       Variance        Change
                                          ----------   ----------   ----------    ------------
Operating costs
  Labor and employee benefits             $  301,958   $  292,068   $    9,890         3.4%
  Newsprint, ink and supplements             117,081      129,932      (12,851)       -9.9%
  Other operating costs                      168,928      155,125       13,803         8.9%
  Depreciation and amortization               46,365       45,207        1,158         2.6%
                                          ----------   ----------   ----------
        Total operating costs             $  634,332   $  622,332   $   12,000         1.9%
                                          ----------   ----------   ----------


Labor and employee benefit costs increased $9.9 million, or 3.4%. The increase resulted primarily from an increase in the average wage rate per employee of 3.2%, while the workforce remained relatively flat.

Newsprint, ink and supplement costs decreased $12.9 million, or 9.9%, from the first quarter of 1999 on a 13.1% decrease in the average newsprint price, offset in part by a 1.5% increase in newsprint consumption.

Other operating costs increased $13.8 million, or 8.9%, from the first quarter of 1999. The increase was primarily due to the inclusion of the operations of three recently acquired businesses - Promedia Publishing Company in February, 1999, MACDirect in March, 1999 and Consumer and Community Publishing in September, 1999. Increases in relocation, repairs and maintenance, and volume-related expenses also affected operating costs.


ONLINE

OPERATING REVENUE

The table below presents operating revenue and related statistics for online operations for the quarter ended March 26, 2000 compared to March 28, 1999 (in thousands):

                                           Quarter Ended
                                       ---------------------
                                       March 26,   March 28,
                                         2000        1999      Variance     Change
                                       ---------   ---------   --------     ------
Operating revenue                      $ 10,343    $  6,194    $  4,149      67.0%

Monthly Averages
  Unique visitors                         3,562       3,247         315       9.7%
  Page views                            134,893      95,820      39,073      40.8%

Operating revenue for the first quarter of 2000 increased $4.1 million, or 67.0% from the same period in 1999. This increase consisted primarily of banner and sponsorship revenue and classified listings revenue.

OPERATING COSTS

The following table summarizes operating costs for online operations for the quarters ended March 26, 2000 and March 28, 1999 (in thousands of dollars):

                                             Quarter Ended
                                          --------------------
                                          March 26,  March 28,
                                            2000       1999    Variance     Change
                                          ---------  --------- --------    --------
Operating costs
   Labor and employee benefits            $   7,536  $  5,906  $  1,630      27.6%
   Other operating costs                     10,423     4,821     5,602     116.2%
   Depreciation and amortization                588       452       136      30.1%
                                          ---------  --------  --------
      Total operating costs               $  18,547  $ 11,179  $  7,368      65.9%
                                          =========  ========  ========

The increase of $1.6 million, or 27.6%, in labor and employee benefits was primarily due to increases in sales and volume-related full-time employees. Other operating costs increased $5.6 million, or 116.2% from 1999 to 2000, primarily as a result of increased promotion-related expenses and volume related fees paid to advertising and content providers. Depreciation and amortization expense increased $136,000, or 30.1%, due to the acquisition of additional equipment.

CORPORATE AND OTHER RELATED NON-OPERATING ITEMS

Interest expense, net of interest income and capitalized interest, increased in the first quarter of 2000 by $3.1 million, or 14.3%, from the first quarter of 1999. The quarter's increase was due to additional debt levels as a result of additional share repurchases and a higher weighted average interest rate compared to the first quarter of 1999.

Earnings from equity investments for the first quarter of 2000 were $6.0 million below the comparable period in 1999. The year-over-year decline resulted from losses at the Company's newsprint mill investments due to lower newsprint prices.

"Other, net" income was $153.3 million above the first quarter of 1999 due to the gain related to InfoSpace.com's acquisition of Prio and GoTo.com's acquisition of Cadabra. In connection with these gains from investments, the Company received stock in GoTo.com and InfoSpace.com.

The effective tax rate was 40.2% in the quarter ended March 26, 2000 compared to 40.1% for the comparable quarter in 1999. Excluding the gain attributable to the exchange of Cadabra and Prio stock for InfoSpace.com and GoTo.com stock in 2000, the effective tax rate was 40.0%.

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

For the quarter ended March 26, 2000, the Company's total debt to total equity ratio was 46.4%, compared to 50.1% for the same period in 1999. Interest coverage ratio (defined as operating income plus depreciation and amortization divided by interest expense) was 7.4 at March 26, 2000, compared to 7.0 at March 28, 1999.

Cash and short-term investments were $35.0 million at March 26, 2000, compared to $326.8 million at March 28, 1999. The balance at March 28, 1999, included the proceeds received from the issuance of $300 million of 30-year debentures on March 26, 1999. These proceeds were used in April, 1999 to reduce short-term commercial paper borrowings. During the first quarter of 2000, proceeds from borrowings and by cash provided by operations were used to fund treasury stock purchases of $186.3 million.

During the first quarter of 2000, total debt increased by $178.1 million from fiscal year-end 1999. Approximately $288.1 million in aggregate unused credit lines remained at the end of the quarter. In February 2000, Moody's upgraded the Company's short- and long-term debt to P1 and A2, respectively.

Additions to property, plant and equipment decreased by $8.7 million from the first quarter of 1999 to $16.5 million, due primarily to the completion of major projects and Year 2000 (Y2K) computer-related expenditures in 1999. During the quarter the Company invested $21.6 million for the acquisitions of two businesses and for increases in ownership interest of certain minority-owned companies.

Other assets increased by $82.4 million primarily as a result of a contribution to a trust that pays employee benefits.

In the first quarter of 2000, the Company purchased 3.6 million shares of its common stock at a total cost of $186.3 million at an average cost of $51.05 per share. At quarter-end, the Company had remaining authorization to purchase approximately 1.9 million shares. In April 2000, the Board of Directors authorized the Company to repurchase an additional 6 million shares of its common stock.

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

The Company has not experienced any Year 2000-related problems. The Company believes all existing computer hardware, software and software conversions are Year 2000 capable; however, there can be no assurance the company will not experience Year 2000 problems in the future. The Company continues to monitor its hardware and software systems for any Year 2000-related problems and the Company continues to have contingency plans in place with alternative solutions in the event that they are required to deal with any Year 2000 computer problems that may arise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosure made on this matter in the Company's annual report on Form 10-K/A for the year ended December 26, 1999.

PART II-OTHER INFORMATION


Item 1.        Legal Proceedings

               Refer to Part 1, Item 1, Note 6, incorporated herein by reference, for a discussion of legal proceedings relating to the Detroit Free Press.

Item 2.        Changes in Securities and Use of Proceeds

               None.

Item 3.        Defaults Upon Senior Securities

               None.

Item 4.        Submission of Matters to a Vote of Security Holders

               None.

Item 5.        Other Information

               None.

Item 6.        Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    10(g) - KnightRidder.com, Inc. 2000 Stock Option Plan,
                            effective as of March 1, 2000

                      (h) - Knight-Ridder, Inc. Form of Executive Income
                            Security Agreement, effective as of April 25, 2000

                    27    - Financial Data Schedule

                (b) Reports on Form 8-K

                    There were no reports on Form 8-K filed during the quarter ended March 26, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                KNIGHT-RIDDER, INC.
                                (Registrant)

Date:  May 5, 2000

                                /s/ GARY R. EFFREN
                                -----------------------------------
                                Gary R. Effren
                                Vice President/Controller
                                (Chief Accounting Officer and Duly
                                Authorized Officer of Registrant)

                                 EXHIBIT INDEX


10 (g) - KnightRidder.com, Inc. 2000 Stock Option Plan, effective as of March 1, 2000

   (h) - Knight-Ridder, Inc., Form of Executive Income Security Agreement, effective as of April 25, 2000

27 -           Financial Data Schedule