Form 10-Q
period 2000-06-25
KNIGHT RIDDER INC
filed 2000-08-09
CIK 205520

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 25, 2000

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission file number 1-7553

                               KNIGHT-RIDDER, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           FLORIDA                                    38-0723657
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


             50 W. SAN FERNANDO ST., SUITE 1500, SAN JOSE, CA 95113
             ------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (408) 938-7700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 2, 2000, 75,633,931 shares of Common Stock, $.02 1/12 par value, were outstanding.

                         Table of Contents for Form 10-Q


                                                                         Page
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)
                       Consolidated Balance Sheet                         3
                       Consolidated Statement of Income                   5
                       Consolidated Statement of Cash Flows               6
                       Notes to Consolidated Financial Statements         8

Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                               12

Item 3.   Quantitative and Qualitative Disclosures about Market Risk     22

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                              23

Item 2.   Changes in Securities and Use of Proceeds                      23

Item 3.   Defaults Upon Senior Securities                                23

Item 4.   Submission of Matters to a Vote of Security Holders            23

Item 5.   Other Information                                              24

Item 6.   Exhibits and Reports on Form 8-K                               24


SIGNATURE                                                                25

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
(Unaudited in thousands of dollars, except share data)


                                                               June 25, 2000    December 26, 1999
                                                              ---------------   -----------------
ASSETS
CURRENT ASSETS
      Cash, including short-term cash investments
        of $1,060 in 2000, and $5,598 in 1999                 $        34,596    $        34,084
      Accounts receivable, net of allowances of
        $18,011 in 2000 and $15,917 in 1999                           399,947            423,016
      Inventories                                                      50,850             39,238
      Prepaid expense                                                  36,243             32,246
      Other current assets                                             35,612             41,720
                                                              ---------------    ---------------
                 Total Current Assets                                 557,248            570,304
                                                              ---------------    ---------------

INVESTMENTS AND OTHER ASSETS
      Equity in unconsolidated companies and joint ventures           185,888            206,880
      Other                                                           344,381            181,583
                                                              ---------------    ---------------
                 Total Investments and Other Assets                   530,269            388,463
                                                              ---------------    ---------------

PROPERTY, PLANT AND EQUIPMENT
      Land and improvements                                            94,925             93,995
      Buildings and improvements                                      482,522            484,163
      Equipment                                                     1,248,358          1,244,110
      Construction and equipment installations in progress             65,994             67,922
                                                              ---------------    ---------------
                                                                    1,891,799          1,890,190
      Less accumulated depreciation                                  (851,109)          (831,041)
                                                              ---------------    ---------------
                 Net Property, Plant and Equipment                  1,040,690          1,059,149

GOODWILL
      Less accumulated amortization of $363,837 in 2000,
        and $331,504 in 1999                                        2,148,410          2,174,418
                                                              ---------------    ---------------
                 Total                                        $     4,276,617    $     4,192,334
                                                              ===============    ===============

See Notes to Consolidated Financial Statements.


                                                               June 25, 2000    December 26, 1999
                                                              ---------------   -----------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                        $       158,263    $       142,460
      Accrued expenses and other liabilities                          130,224            100,668
      Accrued compensation and amounts withheld
        from employees                                                102,158            126,529
      Federal and state income taxes                                   86,090             16,039
      Deferred revenue                                                 73,551             71,505
      Short-term borrowings and current portion
        of long-term debt                                              39,952             39,940
                                                              ---------------    ---------------
                 Total Current Liabilities                            590,238            497,141
                                                              ---------------    ---------------

NONCURRENT LIABILITIES
      Long-term debt                                                1,406,859          1,260,814
      Deferred Federal and state income taxes                         297,258            306,636
      Postretirement benefits other than pensions                     146,251            145,143
      Employment benefits and other noncurrent
        liabilities                                                   194,462            197,045
                                                              ---------------    ---------------
                 Total Noncurrent Liabilities                       2,044,830          1,909,638
                                                              ---------------    ---------------

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES                         3,528              4,871

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
      Preferred stock, $1.00 par value; shares
        authorized - 2,000,000; shares issued -
            1,225,000 in 2000 and 1,374,000 in 1999                     1,225              1,374
      Common stock, $.02 1/12 par value; shares
        authorized - 250,000,000; shares issued -
            75,584,648 in 2000 and 79,654,493 in 1999                   1,575              1,659
      Additional capital                                              920,049            938,969
      Retained earnings                                               752,363            798,971
      Accumulated other comprehensive income                          (34,924)            42,084
      Treasury stock, at cost, 40,605 shares in 2000
        and 42,510 shares in 1999                                      (2,267)            (2,373)
                                                              ---------------    ---------------
                 Total Shareholders' Equity                         1,638,021          1,780,684
                                                              ---------------    ---------------
                 Total                                        $     4,276,617    $     4,192,334
                                                              ===============    ===============

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited in thousands of dollars, except per share data)


                                                    Quarter Ended              Two Quarters Ended
                                             --------------------------    --------------------------
                                               June 25,       June 27,       June 25,       June 27,
                                                 2000           1999           2000           1999
                                             -----------    -----------    -----------    -----------
OPERATING REVENUE
      Advertising
          Retail                             $   272,828    $   266,146    $   518,012    $   514,732
          General                                 91,368         81,100        179,938        155,957
          Classified                             289,689        271,720        568,927        533,624
                                             -----------    -----------    -----------    -----------
             Total                               653,885        618,966      1,266,877      1,204,313
      Circulation                                140,754        145,183        285,034        291,940
      Other                                       57,817         45,517        108,247         84,212
                                             -----------    -----------    -----------    -----------
             Total Operating Revenue             852,456        809,666      1,660,158      1,580,465
                                             -----------    -----------    -----------    -----------

OPERATING COSTS
      Labor and employee benefits                320,703        308,493        636,171        613,592
      Newsprint, ink and supplements             118,564        121,944        232,593        248,814
      Other operating costs                      185,157        175,245        369,428        341,260
      Depreciation and amortization               48,320         48,499         96,834         95,652
                                             -----------    -----------    -----------    -----------
             Total Operating Costs               672,744        654,181      1,335,026      1,299,318
                                             -----------    -----------    -----------    -----------

OPERATING INCOME                                 179,712        155,485        325,132        281,147
                                             -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
      Interest expense                           (28,291)       (24,038)       (54,340)       (48,802)
      Interest expense capitalized                   651          1,006          1,212          3,323
      Interest income                                443          1,110            774          1,540
      Equity in earnings of unconsolidated
             companies and joint ventures          1,695          3,960            568          8,828
      Minority interests                          (3,187)        (2,860)        (5,792)        (5,459)
      Other, net                                   8,849          9,810        161,221          8,910
                                             -----------    -----------    -----------    -----------
             Total                               (19,840)       (11,012)       103,643        (31,660)
                                             -----------    -----------    -----------    -----------

Income before income taxes                       159,872        144,473        428,775        249,487
Income taxes                                      63,599         57,887        171,647        100,034
                                             -----------    -----------    -----------    -----------
             Net Income                      $    96,273    $    86,586    $   257,128    $   149,453
                                             ===========    ===========    ===========    ===========

NET INCOME PER SHARE

      Basic                                  $      1.23    $      1.04    $      3.27    $      1.80
                                             ===========    ===========    ===========    ===========
      Diluted                                $      1.08    $      0.88    $      2.82    $      1.53
                                             ===========    ===========    ===========    ===========

DIVIDENDS DECLARED PER COMMON SHARE          $      0.23    $      0.23    $      0.46    $      0.43
                                             ===========    ===========    ===========    ===========

AVERAGE SHARES OUTSTANDING (000s)
      Basic                                       75,929         79,000         76,854         78,713
                                             ===========    ===========    ===========    ===========

      Diluted                                     89,423         97,847         91,045         97,583
                                             ===========    ===========    ===========    ===========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, in thousands of dollars)

                                                                                   Two Quarters Ended
                                                                          ----------------------------------
                                                                             June 25,            June 27,
                                                                               2000                1999
                                                                          ---------------    ---------------
CASH PROVIDED BY (REQUIRED FOR) OPERATING ACTIVITIES
      Net income                                                          $       257,128    $       149,453
      Noncash items deducted from (included in) income :
         Gains on sale of investments                                            (153,982)           (11,187)
         Gain on sale of building                                                  (9,492)
         Depreciation and amortization                                             96,834             95,652
         Provision (benefit) for deferred  taxes                                   33,962             (3,856)
         Provision for bad debt                                                    12,178             11,830
         Distributions in excess of (less than) earnings from equity investees      6,275             (7,375)
         Minority interests in earnings of consolidated subsidiaries                5,792              5,579
         Other items, net                                                           3,409             16,418
      Change in certain assets and liabilities:
         Accounts receivable                                                       11,208             (3,331)
         Inventories                                                              (10,359)            11,748
         Other assets                                                            (102,832)             6,474
         Accounts payable                                                          16,246            (44,259)
         Federal and state income taxes                                            71,042             15,640
         Other liabilities                                                         10,475              7,915
                                                                          ---------------    ---------------
             Net Cash Provided by Operating Activities                            247,884            250,701
                                                                          ---------------    ---------------

CASH PROVIDED BY (REQUIRED FOR) INVESTING ACTIVITIES
      Proceeds from sale of investments                                             1,965             74,076
      Proceeds from sale of building                                               15,694
      Acquisition of businesses, investees, and other investments, net            (45,783)           (55,394)
      Additions to property, plant and equipment                                  (35,326)           (49,422)
      Other items, net                                                              9,006              7,063
                                                                          ---------------    ---------------

             Net Cash Required for Investing Activities                           (54,444)           (23,677)
                                                                          ---------------    ---------------

CASH PROVIDED BY (REQUIRED FOR) FINANCING ACTIVITIES
      Proceeds from sale of commercial paper, notes payable and                 2,358,827          1,338,921
         senior notes payable
      Reduction of total debt, net of unamortized discount                     (2,212,770)        (1,539,872)
                                                                          ---------------    ---------------
             Net Change in Total Debt                                             146,057           (200,951)
      Payment of cash dividends                                                   (41,413)           (41,362)
      Sale of common stock to employees                                            13,400             23,063
      Purchase of treasury stock                                                 (299,297)
      Other items, net                                                            (11,675)            (5,797)
                                                                          ---------------    ---------------

             Net Cash Required for Financing Activities                          (192,928)          (225,047)
                                                                          ---------------    ---------------

                 Net Increase in Cash                                                 512              1,977
 Cash and short-term cash
      investments at beginning of the period                                       34,084             26,836
                                                                          ---------------    ---------------

 Cash and short-term cash
      investments at end of the period                                    $        34,596    $        28,813
                                                                          ===============    ===============

See Notes to Consolidated Financial Statements.

(Unaudited, in thousands of dollars)

                                                                                   Two Quarters Ended
                                                                          ----------------------------------
                                                                              June 25,           June 27,
                                                                                2000               1999
                                                                          ---------------    ---------------
SUPPLEMENTAL CASH FLOW INFORMATION:
Non cash investing activities
      Stock received from sale of unconsolidated investment                       195,624
Non cash financing activities
      Conversion of preferred stock to common stock
          Preferred Stock                                                            (149)              (100)
          Additional Capital                                                      (55,775)           (37,508)
      Issuance of common stock upon conversion of preferred stock
          Common Stock                                                                 31                 21
          Additional Capital                                                       55,893             37,587



See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and two quarters ended June 25, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended December 26, 1999.


Certain amounts in the 1999 consolidated statement of cash flows have been reclassified to conform to the 2000 presentation.

NOTE 2 - COMPREHENSIVE INCOME

The following table sets forth the computation of comprehensive income (in thousands):


                                                             Quarter Ended          Two Quarters Ended
                                                        ----------------------    ----------------------
                                                         June 25,     June 27,     June 25,     June 27,
                                                           2000         1999         2000         1999
                                                        ---------    ---------    ---------    ---------
Net income                                              $  96,273    $  86,586    $ 257,128    $ 149,453

Total unrealized gains (losses) on securities
   available for sale                                     (42,442)      (1,351)     (67,736)      11,394
Less: reclassification adjustment for realized gains,
   net of taxes                                                --       (6,911)      (9,272)      (9,182)
                                                        ---------    ---------    ---------    ---------
Change in accumulated other comprehensive income          (42,442)      (8,262)     (77,008)       2,212
                                                        ---------    ---------    ---------    ---------
Total comprehensive income                              $  53,831    $  78,324    $ 180,120    $ 151,665
                                                        =========    =========    =========    =========

NOTE 3 - DEBT

(In Thousands of Dollars)

                                        Effective
                                         Interest             Balance At
                                         Rate At      --------------------------
                                         June 25,       June 25,    December 26,
                                           2000           2000          1999
                                        ----------    -----------   ------------

Commercial paper, net of discount (a)      6.6%       $   579,419   $   433,796
Debentures, net of discount (b)           10.0%           198,547       198,464
Debentures, net of discount (c)            7.4%            94,631        94,534
Debentures, net of discount (d)            6.9%           296,499       296,443
Notes payable, net of discount (e)         8.6%            79,937        79,903
Notes payable, net of discount (f)         6.9%            98,322        98,209
Senior notes, net of discount (g)          6.4%            99,456        99,405
                                                      -----------   -----------
        Total Debt (h)                     7.3%         1,446,811     1,300,754
Less amounts classified as current                         39,952        39,940
                                                      -----------   -----------

        Total long-term debt               7.2%       $ 1,406,859   $ 1,260,814
                                                      ===========   ===========

(a) Commercial paper is supported by $1.0 billion of revolving credit and term loan agreements, $500 million of which matures on June 22, 2003 and $500 million of which matures June 18, 2001.
(b)  Represents $200 million of a 20-year 9 7/8% debenture due in 2009.
(c)  Represents $100 million of a 7.15% debenture due in 2027.
(d)  Represents $300 million of a 6.875% debenture due in 2029.
(e) Represents $80 million of 8 1/2% notes payable at Sept. 1, 2001, subject to a mandatory repayment of $40.0 million in Sept. 2000.
     The September 2000 maturity is represented under current activities.
(f)  Represents $100 million of a 6.625% note due in 2007.
(g)  Represents $100 million of 10 year 6.3% senior notes due in 2005.
(h) Interest payments for the two quarters ended June 2000 and June 1999 were $52.8 million and $43.3 million, respectively.


NOTE 4 - INCOME TAX PAYMENTS

Income tax payments for the two quarters ended June 25, 2000 and June 27, 1999, were $56.9 million and $90.0 million, respectively.

NOTE 5 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

                                                                   Quarter Ended                Two Quarters Ended
                                                            ---------------------------   ----------------------------
                                                              June 25,       June 27,       June 25,        June 27,
                                                                2000           1999           2000            1999
                                                            ------------   ------------   ------------    ------------
Net income                                                  $     96,273   $     86,586        257,128    $    149,453

Less dividends on preferred stock                                  2,818          4,036          5,979           7,546
                                                            ------------   ------------   ------------    ------------
Net income attributable to common stock                     $     93,455   $     82,550        251,149    $    141,907
                                                            ============   ============   ============    ============

Average shares outstanding (basic)                                75,929         79,000         76,854          78,713
                                                            ------------   ------------   ------------    ------------

Effect of dilutive securities:
     Weighted average preferred stock, as converted               12,254         17,383         12,997          17,465
     Stock options                                                 1,240          1,464          1,194           1,405
                                                            ------------   ------------   ------------    ------------
Average shares outstanding (diluted)                              89,423         97,847         91,045          97,583
                                                            ------------   ------------   ------------    ------------

Net income per share (basic)                                $       1.23   $       1.04           3.27    $       1.80
                                                            ============   ============   ============    ============

Net income per share (diluted)                              $       1.08   $       0.88           2.82    $       1.53
                                                            ============   ============   ============    ============


NOTE 6 - COMMITMENTS AND CONTINGENCIES

On July 13, 1995, six unions struck the Detroit Free Press, The Detroit News and the Detroit Newspaper Agency (Agency), which handles all business functions for both newspapers. Subsequently, the unions filed numerous unfair labor practice charges against the newspapers and the Agency. In June 1997, after a lengthy trial, a National Labor Relations Board (NLRB) administrative judge ruled that the strike was caused by the unfair labor practices of the Agency and The Detroit News and ordered that the Agency and the newspapers reinstate all strikers, displacing permanent replacements if necessary. The Agency and the newspapers appealed the decision to the NLRB.

On August 27, 1998, the NLRB affirmed certain unfair labor practice findings against The Detroit News and the Agency, and reversed certain findings of unfair labor practices against the Agency. The Agency and the newspapers filed a motion to reconsider with the NLRB, which was denied on March 4, 1999. The unions and the Agency filed appeals to the U.S. Court of Appeals for the District of Columbia Circuit. Oral argument on the case was heard on May 4, 2000, and on July 7, 2000 the Court of Appeals issued its decision. The Court reversed the NLRB and found that there were no unfair labor practices. Accordingly, the Company has no back pay liability to the union or striking workers.

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

Financial data for the Company's segments is as follows (in thousands):


                                         Quarter Ended                   Two Quarters Ended
                                ------------------------------    ------------------------------
                                June 25, 2000    June 27, 1999    June 25, 2000    June 27, 1999
                                -------------    -------------    -------------    -------------

Operating revenue
     Newspapers                 $     841,507    $     801,958    $   1,638,866    $   1,566,563
     Online                            10,949            7,708           21,292           13,902
                                -------------    -------------    -------------    -------------
                                $     852,456    $     809,666    $   1,660,158    $   1,580,465
                                =============    =============    =============    =============

Operating income (loss)
     Newspapers                 $     194,597    $     165,217    $     357,624    $     307,490
     Online                           (10,968)          (4,971)         (19,172)          (9,956)
     Corporate                         (3,917)          (4,761)         (13,320)         (16,387)
                                -------------    -------------    -------------    -------------
                                $     179,712    $     155,485    $     325,132    $     281,147
                                =============    =============    =============    =============

Depreciation and amortization
     Newspapers                 $      46,143    $      46,538    $      92,508    $      91,745
     Online                               617              466            1,205              918
     Corporate                          1,560            1,495            3,121            2,989
                                -------------    -------------    -------------    -------------
                                $      48,320    $      48,499    $      96,834    $      95,652
                                =============    =============    =============    =============

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

RESULTS OF OPERATIONS: SECOND QUARTER ENDED JUNE 25, 2000 COMPARED WITH SECOND QUARTER ENDED JUNE 27, 1999

The following table sets forth the results of operations for the quarters ended June 25, 2000 and June 27, 1999 (in thousands of dollars, except per share amount):

                                               Quarter Ended
                                         ------------------------
                                          June 25,       June 27,
                                            2000           1999        % Change
                                         ----------     ----------    ----------
  Operating revenue                      $  852,456     $  809,666        5.3%
  Operating income                          179,712        155,485       15.6%
  Net income
     Before gains on investment sales,
      sale of building and severance         90,765         81,330       11.6%
     Gains on investment sales                   --          6,701
     Gain on sale of building                 5,508             --
     Severance                                   --         (1,445)
                                         ----------     ----------
   Net income                            $   96,273     $   86,586       11.2%
                                         ==========     ==========
  Diluted earnings per share
     Before gains on investment sales,
      sale of building and severance     $     1.02     $     0.83       22.9%
     Gains on investment sales                   --           0.07
     Gain on sale of building                  0.06             --
     Severance                                   --          (0.02)
                                         ----------     ----------
   Net income                            $     1.08     $     0.88       22.7%
                                         ==========     ==========


During the second quarter of 2000, the Company sold a building in Philadelphia, recording a gain of $5.7 million, net of tax, or $.06 per diluted share. During the same period in 1999, the Company recorded a gain of $6.7 million, net of tax, or $.07 per diluted share on the sale of Zip2 Corp. and AT&T stock, and had non-recurring relocation and severance costs, of $1.4 million, net of tax, or $.02 per diluted share.

NEWSPAPERS

OPERATING REVENUE

The table below presents operating revenue and related statistics for newspaper operations for the quarter ended June 25, 2000 compared to the quarter ended June 27, 1999 (in thousands):


                                       Quarter Ended
                                 ------------------------
                                  June 25,      June 27,
                                    2000          1999        Variance      % Change
                                 ----------    ----------    ----------    ----------
Operating revenues
   Advertising
      Retail                     $  272,828    $  266,146    $    6,682        2.5%
      General                        91,368        81,100        10,268       12.7%
      Classified                    289,689       271,720        17,969        6.6%
                                 ----------    ----------    ----------
         Total                      653,885       618,966        34,919        5.6%
                                 ----------    ----------    ----------
   Circulation                      140,754       145,183        (4,429)      -3.1%
   Other                             46,868        37,809         9,059       24.0%
                                 ----------    ----------    ----------
Total operating revenue          $  841,507    $  801,958    $   39,549        4.9%
                                 ==========    ==========    ==========

Average daily circulation
   Daily                              3,914         3,934           (20)      -0.5%
   Sunday                             5,327         5,355           (28)      -0.5%

Advertising linage
Full run
      Retail                          4,581         4,638           (57)      -1.2%
      General                           945           749           196       26.2%
      Classified                      5,556         5,310           246        4.6%
                                 ----------    ----------    ----------
         Total full run              11,082        10,697           385        3.6%
                                 ==========    ==========    ==========

Factored part-run                       603           555            48        8.7%
                                 ----------    ----------    ----------

Total preprints inserted              1,743         1,772           (29)      -1.6%
                                 ----------    ----------    ----------

The increase in retail advertising revenue was primarily due to telecommunications, preprints and special publications. The increase in preprint revenue resulted from higher rates offset by a decrease in preprints inserted. General advertising revenue was up primarily from continued strong demand in high-tech, dot-com, telecommunications, automotive, and travel. Classified advertising revenue improved as recruitment advertising continued to contribute significantly to the classified growth and from additional growth in real estate advertising.

The increase in other revenue resulted from commercial printing and specialized publication revenue from companies acquired during 1999.

OPERATING COSTS

The following table summarizes operating costs for newspaper operations for the quarters ended June 25, 2000 and June 27, 1999 (in thousands of dollars):

                                              Quarter Ended
                                        --------------------------
                                         June 25,        June 27,
                                           2000            1999          Variance      % Change
                                        ----------      ----------      ----------    ----------
Operating costs
   Labor and employee benefits          $  307,871      $  299,119      $    8,752        2.9%
   Newsprint, ink and supplements          121,756         125,091          (3,335)      -2.7%
   Other operating costs                   171,140         165,993           5,147        3.1%
   Depreciation and amortization            46,143          46,538            (395)      -0.8%
                                        ----------      ----------      ----------
         Total operating costs          $  646,910      $  636,741          10,169        1.6%
                                        ==========      ==========      ==========

During the second quarter of 2000, the Company incurred $1.9 million in labor costs related to the union settlement in San Jose, while in the same period in 1999, the Company incurred $2.4 million in severance and relocation costs. Excluding these costs, the increase in labor and employee benefits resulted primarily from an increase in the average wage rate per employee of 2.0% and an increase of 1.1% in the workforce between the second quarters of 1999 and 2000.

Newsprint, ink and supplement costs decreased from the second quarter of 1999 on a 5.2% decrease in the average newsprint price, offset in part by a 1.3% increase in newsprint consumption.

Other operating costs increased from the second quarter of 1999 primarily due to promotion, relocation and recruiting, repairs and maintenance, and volume-related expenses.

ONLINE

OPERATING REVENUE

The table below presents operating revenue and related statistics for online operations for the quarter ended June 25, 2000 compared to the quarter ended June 27, 1999 (in thousands):

                                         Quarter Ended
                                   --------------------------
                                    June 25,        June 27,
                                      2000            1999          Variance      % Change
                                   ----------      ----------      ----------    ----------
   Operating revenue               $   10,949      $    7,708      $    3,241       42.0%

   Unique visitors                      3,600           2,900             700       24.1%
   Average monthly page views         151,518          94,230          57,288       60.8%


Operating revenue for the first quarter of 2000 was up due to increases in banner and sponsorship revenue and classified listings revenue.

OPERATING COSTS

The following table summarizes operating costs for online operations for the quarters ended June 25, 2000 and June 27, 1999 (in thousands of dollars):

                                          Quarter Ended
                                     ------------------------
                                      June 25,      June 27,
                                        2000          1999        Variance     % Change
                                     ----------    ----------    ----------   ----------
Operating costs
   Labor and employee benefits       $   10,313    $    6,484    $    3,829      59.1%
   Other operating costs                 10,987         5,729         5,258      91.8%
   Depreciation and amortization            617           466           151      32.4%
                                     ----------    ----------    ----------
         Total operating costs       $   21,917    $   12,679         9,238      72.9%
                                     ==========    ==========    ==========


The increase in labor and employee benefits was primarily due to increases in sales and volume-related full-time employees. Other operating costs increased from the second quarter of 1999 to the second quarter of 2000 primarily as a result of increased promotion-related expenses and volume-related fees paid to advertising and content providers. Depreciation and amortization expense increased due to the acquisition of additional equipment.

CORPORATE AND OTHER RELATED NON-OPERATING ITEMS

Interest expense, net of interest income and capitalized interest, increased in the second quarter of 2000 by $5.3 million, or 24.1%, from the second quarter of 1999. The quarter's increase was due to higher average debt balances as a result of additional share repurchases, a reduction in capitalized interest due to the completion of various capital projects, and a higher weighted-average interest rate compared to the second quarter of 1999.

Earnings from equity investments for the second quarter of 2000 were $2.3 million, or 57.2%, below the comparable period in 1999. The year-over-year decline resulted from losses at the Company's newsprint mill investments due to lower newsprint prices.

"Other, net" income was down slightly from the second quarter of 1999. During the second quarter of 2000 the Company recorded a pre-tax gain of $9.5 million on the sale of a building in Philadelphia, while during the comparable period in 1999 the Company recorded a pre-tax gain of $11.2 million on the sale of Zip2 Corp. and AT&T stock.

The effective tax rate was 39.8% in the quarter ended June 25, 2000 compared to 40.1% for the comparable quarter in 1999.

RESULTS OF OPERATIONS: TWO QUARTERS ENDED 2000 COMPARED WITH TWO QUARTERS ENDED 1999

The following table sets forth the results of operations for the two quarters ended 2000 compared to the two quarters ended 1999 (in thousands of dollars, except per share amount):

                                            Two Quarters Endend
                                       ---------------------------
                                         June 25,       June 27,
                                           2000           1999        % Change
                                       ------------   ------------  ------------
Operating revenue                      $  1,660,158   $  1,580,465       5.0%
Operating income                       $    325,132   $    281,147      15.6%
Net income
    Before gains on investment sales,
     sale of building and severance         159,517        145,539       9.6%
    Gains on investment sales                91,952          6,701       100% +
    Gain on sale of building                  5,659             --
    Severance                                    --         (2,787)
                                       ------------   ------------
  Net income                           $    257,128   $    149,453      72.0%
                                       ============   ============
Diluted earnings per share
    Before gains on investment sales,
     sale of building and severance    $       1.75   $       1.49      17.5%
    Gains on investment sales                  1.01           0.07       100%+
    Gain on sale of building                   0.06             --
    Severance                                    --          (0.03)
                                       ------------   ------------
  Net income                           $       2.82   $       1.53      84.3%
                                       ============   ============


For the two quarters ended 2000, the Company recorded a gain of $159.5 million, net of tax, or $1.01 per diluted share related to InfoSpace.com's acquisition of Prio and GoTo.com's acquisition of Cadabra and a gain of $5.7 million, net of tax, or $.06 per diluted share, on the sale of a building in Philadelphia. During the same period in 1999, the Company recorded a gain of $6.7 million, net of tax, or $.07 per diluted share on the sale of Zip2 Corp. and AT&T stock and had non-recurring relocation and severance costs of $2.8 million, net of tax, or $.03 per diluted share.

NEWSPAPERS

OPERATING REVENUE

The table below presents operating revenue and related statistics for newspaper operations for the two quarters ended June 25, 2000 compared to the two quarters ended June 27, 1999 (in thousands):

                                 Two Quarters Ended
                            ----------------------------
                              June 25,        June 27,
                                2000            1999          Variance       % Change
                            ------------    ------------    ------------    ----------
Operating revenues
   Advertising
      Retail                $    518,012    $    514,732    $      3,280       0.6%
      General                    179,938         155,957          23,981      15.4%
      Classified                 568,927         533,624          35,303       6.6%
                            ------------    ------------    ------------
         Total                 1,266,877       1,204,313          62,564       5.2%
                            ------------    ------------    ------------
   Circulation                   285,034         291,940          (6,906)     -2.4%
   Other                          86,955          70,310          16,645      23.7%
                            ------------    ------------    ------------
Total operating revenue     $  1,638,866    $  1,566,563    $     72,303       4.6%
                            ============    ============    ============


Average daily circulation
   Daily                           3,945           3,957             (12)     -0.3%
   Sunday                          5,368           5,393             (25)     -0.5%

Advertising linage
Full run
      Retail                       8,757           8,890            (133)     -1.5%
      General                      1,768           1,396             372      26.6%
      Classified                  10,651          10,177             474       4.7%
                            ------------    ------------    ------------
         Total full run           21,176          20,463             713       3.5%
                            ============    ============    ============


Factored part-run                  1,124           1,047              77       7.3%
                            ------------    ------------    ------------

Total preprints inserted           3,389           3,442             (53)     -1.5%
                            ------------    ------------    ------------

The increase in retail advertising revenue was primarily due to telecommunications, preprints and special publications offset by decreases in out-of-business accounts and weakness in department store and national chain stores. The increase in preprint revenue resulted from higher rates offset by a decrease in preprints inserted. General advertising revenue was up primarily from strong demand in high-tech, dot-com, telecommunications, automotive, and travel. Classified advertising revenue improved as recruitment advertising continued to contribute significantly to the classified growth and from additional growth in real estate advertising.

The increase in other revenue resulted from commercial printing and specialized publication revenue primarily generated by companies acquired in 1999.

OPERATING COSTS

The following table summarizes operating costs for newspaper operations for the two quarters ended June 25, 2000 and June 27, 1999 (in thousands of dollars):

                                            Two Quarters Ended
                                        --------------------------
                                         June 25,        June 27,
                                           2000            1999          Variance      % Change
                                        ----------      ----------      ----------    ----------
Operating costs
   Labor and employee benefits          $  609,848      $  591,187      $   18,661        3.2%
   Newsprint, ink and supplements          238,837         255,022         (16,185)      -6.3%
   Other operating costs                   340,049         321,119          18,930        5.9%
   Depreciation and amortization            92,508          91,745             763        0.8%
                                        ----------      ----------      ----------
         Total operating costs          $1,281,242      $1,259,073      $   22,169        1.8%
                                        ==========      ==========      ==========


During the first two quarters of 2000, the Company incurred $1.9 million in labor costs related to the union settlement in San Jose, while in the same period in 1999, the Company incurred $4.7 million in severance and relocation costs. Excluding these costs, the increase in labor and employee benefits resulted primarily from an increase in the average wage rate per employee of 3.2% and an increase of .5% in the workforce between the first half of 1999 and 2000.

Newsprint, ink and supplement costs decreased from the two quarters ended 1999 on a 9.3% decrease in the average newsprint price, offset in part by a 1.4% increase in newsprint consumption.

Other operating costs increased from the two quarters ended 1999 due to strike preparation costs, promotion, relocation and recruiting, repairs and maintenance, and volume-related expenses. The increase was also due to the inclusion of the operations of three recently acquired businesses - Promedia Publishing Company in February 1999, MACDirect in March 1999 and Consumer and Community Publishing in September 1999.

ONLINE

OPERATING REVENUE

The table below presents operating revenue and related statistics for online operations for the two quarters ended June 25, 2000 compared to the two quarters ended June 27, 1999 (in thousands):


                                       Two Quarters Ended
                                   --------------------------
                                    June 25,        June 27,
                                      2000            1999          Variance      % Change
                                   ----------      ----------      ----------    ----------
   Operating revenue               $   21,292      $   13,902      $    7,390       53.2%

   Unique visitors                      7,162           6,147           1,015       16.5%
   Average monthly page views         143,206          95,025          48,181       50.7%


Operating revenue for the two quarters ended June 25, 2000 was up due to increases in banner and sponsorship revenue and classified listings revenue.

OPERATING COSTS

The following table summarizes operating costs for online operations for the two quarters ended June 25, 2000 and June 27, 1999 (in thousands of dollars):


                                        Two Quarters Ended
                                     -----------------------
                                      June 25,     June 27,
                                        2000         1999       $ Change    % Change
                                     ----------   ----------   ----------  ----------
Operating costs
   Labor and employee benefits       $   17,849   $   12,390   $    5,459     44.1%
   Other operating costs                 21,410       10,550       10,860    102.9%
   Depreciation and amortization          1,205          918          287     31.3%
                                     ----------   ----------   ----------
         Total operating costs       $   40,464   $   23,858   $   16,606     69.6%
                                     ==========   ==========   ==========

The increase in labor and employee benefits was primarily due to increases in sales and volume-related full-time employees. Other operating costs increased primarily as a result of increased promotion-related expenses and volume-related fees paid to advertising and content providers. Depreciation and amortization expense increased due to the acquisition of additional equipment.

CORPORATE AND OTHER RELATED NON-OPERATING ITEMS

Interest expense, net of interest income and capitalized interest, increased for the two quarters ended June 25, 2000 by $8.4 million, or 19.2%, from the same period in 1999. The increase was due to higher average debt balances as a result of additional share repurchases, a reduction in capitalized interest due to the completion of various capital projects, and a higher weighted-average interest rate compared to the first two quarters of 1999.

Earnings from equity investments for the two quarters ended 2000 were $8.3 million, or 93.6%, below the comparable period in 1999. The year-over-year decline resulted from losses at the Company's newsprint mill investments due to lower newsprint prices.

"Other, net" income increased significantly for the two quarters of 2000 as compared to the previous year. For the two quarters ended June 25, 2000, the Company recorded a pre-tax gain of $154.0 million related to InfoSpace.com's acquisition of Prio and GoTo.com's acquisition of Cadabra, and $9.5 million gain on the sale of a building in Philadelphia. During the comparable period in 1999, the Company recorded a pre-tax gain of $11.2 million on the sale of Zip2 Corp. and AT&T stock. In connection with the gain recorded in 2000, the Company received stock in GoTo.com and InfoSpace.com.

The effective tax rate was 40.0% in the two quarters ended June 25, 2000 compared to 40.1% for the comparable period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations is the Company's primary source of liquidity. The Company uses financial leverage to minimize the overall cost of capital and maintain adequate operating and financial flexibility. The Company invests excess cash in short- and mid-term investments, depending on projected cash needs from operations, capital expenditures and other business purposes.

As of June 25, 2000, the Company's total debt to total capital ratio was 47.5%, compared to 44.2% as of June 27, 1999. Interest coverage ratio (defined as operating income plus depreciation and amortization divided by interest expense) was 7.8 at June 25, 2000, compared to 7.7 at June 27, 1999.

Cash and short-term investments were $34.6 million at June 25, 2000, compared to $28.8 million at June 27, 1999. During the first two quarters of 2000, cash provided by borrowings and by operations was used to fund treasury stock purchases of $299.3 million.

During the first two quarters of 2000, total debt increased by $146.1 million from fiscal year-end 1999. Approximately $420.6 million in aggregate unused credit lines remained at the end of the second quarter. In February 2000, Moody's upgraded the Company's short- and long-term debt to P1 and A2, respectively. Standard & Poor's and Fitch continued to rate the Company's short- and long-term debt at A-1 and F1, and A and A, respectively.

Additions to property, plant and equipment decreased by $14.1 million from the first two quarters of 1999 to $35.3 million, due primarily to the completion of major projects and Year 2000 computer-related expenditures in 1999. During the first two quarters the Company invested $45.8 million for the acquisitions of two businesses and for increases in ownership interest of certain minority-owned companies.

Other assets increased by $162.8 million primarily as a result of advanced funding of certain union employee benefits and of InfoSpace.com's acquisition of Prio and GoTo.com's acquisition of Cadabra.

During the first two quarters of 2000, the Company purchased 5.9 million shares of its common stock at a total cost of $299.3 million and an average cost of $50.67 per share. At quarter-end, the Company had remaining authorization to purchase approximately 5.6 million shares.

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

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders


(a) The Company's Annual Meeting of Shareholders was held on April 25, 2000. The results of the voting with respect to matters presented at the Annual Meeting were as follows:

                                                     Common Stock Voted
                                              ---------------------------------
                                                 For        Against    Withheld
                                              ----------    -------    --------
(b)      Election of Directors
         For a three- year term ending 2003:
         Barbara Barnes Hauptfuhrer           68,839,861       0       1,257,599
         M. Kenneth Oshman                    69,137,064       0         960,396
         John L. Weinberg                     67,980,831       0       2,116,629

         Continuing Directors:

         James I. Cash
         Joan Ridder Challinor
         Gonzalo Valdes-Fauli
         Kathleen Foley Feldstein
         Thomas P. Gerrity
         P. Anthony Ridder
         Randall L. Tobias

(c) Ratify the appointment of Ernst & Young LLP as independent auditors of the company for the year 2000:

                                       Common Stock Voted
                      ----------      --------------------    ----------------
                         For          Against    Abstained    Broker Non-Votes
                      ----------      -------    ---------    ----------------

                      69,788,339        91,918    217,203           None

(d) Vote on the amendment of the Incentive Plan to preserve the tax deductibility of certain compensation paid under the Plan:

                                       Common Stock Voted
                      ----------      --------------------    ----------------
                         For          Against    Abstained    Broker Non-Votes
                      ----------      -------    ---------    ----------------

                      68,309,711     1,437,427    350,322           None

(e) Vote on shareholder proposal requesting that the company prepare and distribute a report regarding equal employment opportunity:

                                       Common Stock Voted
                      ----------      --------------------    ----------------
                         For          Against    Abstained    Broker Non-Votes
                      ----------      -------    ---------    ----------------

                       4,022,597    58,637,373   1,737,602          None

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                 3 (ii) -  Bylaws of Knight-Ridder, Inc. (as amended through
                           July 25, 2000)
                 27     -  Financial Data Schedule

         (b)  Reports on Form 8-K

                 There were no reports on Form 8-K filed during the quarter ended June 25, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        KNIGHT-RIDDER, INC.
                                        (Registrant)


Date:  August 9, 2000

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

                                 EXHIBIT INDEX


 3 (ii) -      Bylaws of Knight-Ridder, Inc. (as amended through July 25, 2000)

27 -           Financial Data Schedule