Form 10-Q
period 2000-09-24
KNIGHT RIDDER INC
filed 2000-11-08
CIK 205520

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 24, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number 1-7553

                               KNIGHT-RIDDER, INC.
        ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    FLORIDA                                   38-0723657
---------------------------------------------           ----------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
                or organization)                          Identification No.)


             50 W. SAN FERNANDO ST., SUITE 1500, SAN JOSE, CA 95113
     ----------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (408) 938-7700
         --------------------------------------------------------------
             (Registrant's telephone number, including area code)


 ----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of November 3, 2000, 73,347,451 shares of Common Stock, $.02 1/12 par value, were outstanding.

                         Table of Contents for Form 10-Q


                                                                          Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
               Consolidated Balance Sheet                                   3
               Consolidated Statement of Income                             5
               Consolidated Statement of Cash Flows                         6
               Notes to Consolidated Financial Statements                   8

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      12

Item 3. Quantitative and Qualitative Disclosures about Market Risk         22

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                  23

Item 2. Changes in Securities and Use of Proceeds                          23

Item 3. Defaults Upon Senior Securities                                    23

Item 4. Submission of Matters to a Vote of Security Holders                23

Item 5. Other Information                                                  23

Item 6. Exhibits and Reports on Form 8-K                                   23


SIGNATURE                                                                  24

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
(Unaudited in thousands of dollars, except per share data)

                                                                                             September 24, 2000   December 26, 1999
                                                                                             ------------------   -----------------
ASSETS

CURRENT ASSETS
        Cash, including short-term cash investments of $20,081 in 2000 and $5,598 in 1999         $    56,077         $    34,084
        Accounts receivable, net of allowances of $17,847 in 2000 and $15,917 in 1999                 395,539             423,016
        Inventories                                                                                    54,090              39,238
        Prepaid expense                                                                                32,417              32,246
        Other current assets                                                                           34,662              41,720
                                                                                                  -----------         -----------
                        Total Current Assets                                                          572,785             570,304
                                                                                                  -----------         -----------

INVESTMENTS AND OTHER ASSETS
        Equity in unconsolidated companies and joint ventures                                         310,397             206,880
        Other                                                                                         300,238             181,583
                                                                                                  -----------         -----------
                        Total Investments and Other Assets                                            610,635             388,463
                                                                                                  -----------         -----------

PROPERTY, PLANT AND EQUIPMENT
        Land and improvements                                                                          95,575              93,995
        Buildings and improvements                                                                    484,013             484,163
        Equipment                                                                                   1,240,904           1,244,110
        Construction and equipment installations in progress                                           74,760              67,922
                                                                                                  -----------         -----------
                                                                                                    1,895,252           1,890,190
        Less accumulated depreciation                                                                (855,853)           (831,041)
                                                                                                  -----------         -----------
                        Net Property, Plant and Equipment                                           1,039,399           1,059,149

GOODWILL
        Less accumulated amortization of $381,282 in 2000
           and $331,504 in 1999                                                                     2,136,734           2,174,418
                                                                                                  -----------         -----------

                        Total                                                                     $ 4,359,553         $ 4,192,334
                                                                                                  ===========         ===========

See Notes to Consolidated Financial Statements

(Unaudited in thousands of dollars, except per share data)

                                                                                  September 24, 2000   December 26, 1999
                                                                                  ------------------   -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts payable                                                               $   137,964         $   142,460
        Accrued expenses and other liabilities                                             129,752             100,668
        Accrued compensation and amounts withheld from employees                           105,828             126,529
        Federal and state income taxes                                                      40,885              16,039
        Deferred revenue                                                                    73,365              71,505
        Short-term borrowings and current portion of long-term debt                         39,966              39,940
                                                                                       -----------         -----------
                        Total Current Liabilities                                          527,760             497,141
                                                                                       -----------         -----------

NONCURRENT LIABILITIES
        Long-term debt                                                                   1,628,974           1,260,814
        Deferred Federal and state income taxes                                            292,347             306,636
        Postretirement benefits other than pensions                                        146,464             145,143
        Employment benefits and other noncurrent liabilities                               195,201             197,045
                                                                                       -----------         -----------
                        Total Noncurrent Liabilities                                     2,262,986           1,909,638
                                                                                       -----------         -----------

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES                                              3,371               4,871

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
        Preferred stock, $1.00 par value; shares authorized-
           2,000,000; shares issued -  1,225,000 in 2000 and 1,374,000 in 1999               1,225               1,374
        Common stock, $.02 1/12 par value; shares authorized -
           250,000,000; shares issued - 73,768,615 in 2000                                   1,537               1,659
               and 79,654,493 in 1999
        Additional capital                                                                 916,314             938,969
        Retained earnings                                                                  711,304             798,971
        Accumulated other comprehensive income                                             (62,722)             42,084
        Treasury stock, at cost, 39,798 shares in 2000 and 42,510 shares in 1999            (2,222)             (2,373)
                                                                                       -----------         -----------
                        Total Shareholders' Equity                                       1,565,436           1,780,684
                                                                                       -----------         -----------
                        Total                                                          $ 4,359,553         $ 4,192,334
                                                                                       ===========         ===========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited in thousands of dollars, except per share data)

                                                             Quarter Ended                        Three Quarters Ended
                                                   ---------------------------------       ---------------------------------
                                                   September 24,       September 26,       September 24,       September 26,
                                                        2000                1999                2000                1999
                                                   -------------       -------------       -------------       -------------
OPERATING REVENUE
        Advertising
               Retail                               $   256,419         $   256,085         $   774,431         $   770,816
               General                                   81,524              69,957             261,462             225,914
               Classified                               279,344             270,869             848,271             804,493
                                                    -----------         -----------         -----------         -----------
                    Total                               617,287             596,911           1,884,164           1,801,223
        Circulation                                     136,729             143,306             421,763             435,247
        Other                                            58,913              44,522             167,160             128,734
                                                    -----------         -----------         -----------         -----------
                    Total Operating Revenue             812,929             784,739           2,473,087           2,365,204
                                                    -----------         -----------         -----------         -----------

OPERATING COSTS
        Labor and employee benefits                     312,885             310,100             949,056             923,692
        Newsprint, ink and supplements                  120,717             106,798             353,310             355,613
        Other operating costs                           172,082             169,693             541,510             510,952
        Depreciation and amortization                    52,410              47,171             149,244             142,822
                                                    -----------         -----------         -----------         -----------
                    Total Operating Costs               658,094             633,762           1,993,120           1,933,079
                                                    -----------         -----------         -----------         -----------

OPERATING INCOME                                        154,835             150,977             479,967             432,125
                                                    -----------         -----------         -----------         -----------

OTHER INCOME (EXPENSE)
        Interest expense                                (29,314)            (22,422)            (83,654)            (71,224)
        Interest expense capitalized                        429               1,170               1,641               4,493
        Interest income                                     334                 525               1,108               2,064
        Equity in earnings of unconsolidated
               companies and joint ventures                (225)              1,230                 343              10,058
        Minority interests                               (2,569)             (2,482)             (8,361)             (7,941)
        Other, net                                         (453)             (1,092)            160,768               7,819
                                                    -----------         -----------         -----------         -----------
                    Total                               (31,798)            (23,071)             71,845             (54,731)
                                                    -----------         -----------         -----------         -----------

Income before income taxes                              123,037             127,906             551,812             377,394
Income taxes                                             46,931              51,697             218,578             151,733
                                                    -----------         -----------         -----------         -----------
                    Net Income                      $    76,106         $    76,209         $   333,234         $   225,661
                                                    ===========         ===========         ===========         ===========

NET INCOME PER SHARE

        Basic                                       $      0.99         $      0.90         $      4.27         $      2.70
                                                    ===========         ===========         ===========         ===========
        Diluted                                     $      0.87         $      0.78         $      3.71         $      2.31
                                                    ===========         ===========         ===========         ===========

DIVIDENDS DECLARED PER COMMON SHARE                 $      0.23         $      0.23         $      0.69         $      0.66
                                                    ===========         ===========         ===========         ===========

AVERAGE SHARES OUTSTANDING (000s)
        Basic                                            74,330              81,366              76,013              79,597
                                                    ===========         ===========         ===========         ===========

        Diluted                                          87,686              97,980              89,926              97,715
                                                    ===========         ===========         ===========         ===========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, in thousands of dollars)

                                                                                     Three Quarters Ended
                                                                               ---------------------------------
                                                                               September 24,       September 26,
                                                                                    2000                1999
                                                                               -------------       -------------
CASH PROVIDED BY (REQUIRED FOR) OPERATING ACTIVITIES
        Net income                                                              $   333,234         $   225,661
        Noncash items deducted from (included in) income:
               Gains on sale of investments                                        (153,982)            (11,187)
               Gain on sale of building                                              (9,492)
               Depreciation and amortization                                        149,244             142,832
               Provision for deferred taxes                                          47,584               9,150
               Provision for bad debt                                                18,409              17,949
               Distributions in excess of (less than) earnings                        4,386              (2,273)
               Minority interests in earnings of consolidated subsidiaries            8,361               7,941
               Other items, net                                                       8,417              (1,574)
        Change in certain assets and liabilities:
               Accounts receivable                                                    9,260             (23,657)
               Inventories                                                          (13,509)             16,034
               Other assets                                                         (99,814)              4,436
               Accounts payable                                                      (5,092)            (40,564)
               Federal and state income taxes                                        26,777              25,079
               Other liabilities                                                     15,728              19,509
                                                                                -----------         -----------
                    Net Cash Provided by Operating Activities                       339,511             389,336
                                                                                -----------         -----------

CASH PROVIDED BY (REQUIRED FOR) INVESTING ACTIVITIES

        Proceeds from sale of investments                                             1,965              91,963
        Proceeds from sale of building                                               15,694
        Acquisition of subsidiary, investees, and other investments, net           (190,416)            (68,037)
        Additions to property, plant and equipment                                  (67,173)            (66,976)
        Other items, net                                                             20,740              (5,543)
                                                                                -----------         -----------

                    Net Cash Required for Investing Activities                     (219,190)            (48,593)
                                                                                -----------         -----------

CASH PROVIDED BY (REQUIRED FOR) FINANCING ACTIVITIES
        Proceeds from sale of commercial paper, notes payable and                 3,452,141           2,013,549
               senior notes payable
        Reduction of total debt, net of unamortized discount                     (3,113,039)         (2,268,699)
                                                                                -----------         -----------
                           Net Change in Total Debt                                 339,102            (255,150)
        Payment of cash dividends                                                   (61,319)            (63,573)
        Sale of common stock to employees                                            21,215              28,626
        Purchase of treasury stock                                                 (407,170)            (38,004)
        Other items, net                                                              9,844              (7,774)
                                                                                -----------         -----------

                    Net Cash Required for Financing Activities                      (98,328)           (335,875)
                                                                                -----------         -----------
                           Net Increase in Cash                                      21,993               4,868
Cash and short-term cash
        investments at beginning of the period                                       34,084              26,836
                                                                                -----------         -----------

Cash and short-term cash
        investments at end of the period                                        $    56,077         $    31,704
                                                                                ===========         ===========

See Notes to Consolidated Financial Statements

(Unaudited, in thousands of dollars)

                                                                                         Three Quarters Ended
                                                                                   ---------------------------------
                                                                                   September 24,       September 26,
                                                                                        2000                1999
                                                                                   -------------       -------------
SUPPLEMENTAL CASH FLOW INFORMATION:
Non cash investing activities
        Stock proceeds from sale of unconsolidated investment                           195,624                   -
Non cash financing activities
        Conversion of preferred stock to common stock
               Preferred Stock                                                             (149)               (381)
               Additional Capital                                                       (55,775)           (142,843)
        Issuance of preferred stock for acquisition
               Common Stock                                                                  31                  80
               Additional Capital                                                        55,893             143,144

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and three quarters ended September 24, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended December 26, 1999.


Certain amounts in 1999 have been reclassified to conform to the 2000 presentation.

New Accounting Standards

In January 2000, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." The Bulletin provides guidance for applying generally accepted accounting principles to revenue recognition, presentation and disclosure in financial statements filed with the SEC. SAB No. 101 is effective no later than the fourth quarter for fiscal years beginning after December 15, 1999. Management believes that the adoption of this statement will not have a material impact.

Emerging Issues Task Force Issue 00-1

The Company is a 50% partner in the Detroit Newspaper Agency, a joint operating agency between Detroit Free Press, Inc., a wholly-owned subsidiary of Knight Ridder, and the Detroit News, a wholly-owned subsidiary of Gannett Co., Inc. The Company has historically included in its Consolidated Statement of Income, on a line-by-line basis, the Company's pro rata share of the revenue and expense generated by the operation of the Detroit Newspaper Agency.

In May 2000, the Emerging Issues Task Force (EITF) issued EITF Consensus 00-1, Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures. This consensus states that the use of pro rata consolidation is no longer allowed for the Company's equity investments. This consensus is required to be adopted in the annual report for the period ending December 31, 2000 and will require the Company to restate all prior period presentations of the earnings of the Detroit News Agency and reflect those earnings in one income statement line.

NOTE 2 - COMPREHENSIVE INCOME

The following table sets forth the computation of comprehensive income (in thousands):

                                                                             Quarter Ended                Three Quarters Ended
                                                                      -----------------------------   -----------------------------
                                                                      September 24,   September 26,   September 24,   September 26,
                                                                           2000            1999            2000            1999
                                                                      -------------   -------------   -------------   -------------
Net income                                                              $  76,106       $  76,209       $ 333,234       $ 225,661
Total unrealized gains (losses) on securities available for sale          (27,798)         (7,708)        (99,259)          3,687
Less: reclassification adjustment for realized gains, net of taxes            -               -            (5,547)         (9,183)
                                                                        ---------       ---------       ---------       ---------
Change in accumulated other comprehensive income                          (27,798)         (7,708)       (104,806)         (5,496)
                                                                        ---------       ---------       ---------       ---------
Total comprehensive income                                              $  48,308       $  68,501       $ 228,426       $ 220,165
                                                                        =========       =========       =========       =========

NOTE 3 - DEBT

(In Thousands of Dollars)

                                                Effective                 Balance At
                                                 Interest       -------------------------------
                                                 Rate At
                                              September 24,     September 24,      December 26,
                                                   2000              2000              1999
                                              -------------     -------------     -------------
Commercial paper, net of discount (a)               6.6%          $  841,012        $  433,796
Debentures, net of discount (b)                    10.0%             198,588           198,464
Debentures, net of discount (c)                     7.4%              94,680            94,534
Debentures, net of discount (d)                     6.9%             296,528           296,443
Notes payable, net of discount (e)                  8.6%              39,956            79,903
Notes payable, net of discount (f)                  6.9%              98,379            98,209
Senior notes, net of discount (g)                   6.4%              99,480            99,405
Notes payable, other                               10.2%                 317               -
                                                                  ----------        ----------
        Total Debt (h)                              7.1%           1,668,940         1,300,754
Less amounts classified as current                                    39,966            39,940
                                                                  ----------        ----------

        Total long-term debt                        7.0%          $1,628,974        $1,260,814
                                                                  ==========        ==========

(a) Commercial paper is supported by $1.0 billion of revolving credit and term loan agreements, $500 million of which matures on June 22, 2003 and $500 million of which matures June 18, 2001.

(b)  Represents $200 million of a 20-year 9 7/8% debenture due in 2009.

(c)  Represents $100 million of a 7.15% debenture due in 2027.

(d)  Represents $300 million of a 6.875% debenture due in 2029.

(e) Represents the remaining balance of a $80 million of 8 1/2% notes payable at Sept. 1, 2001, subject to a mandatory repayment of $40.0 million in Sept. 2000. This amount is represented under current activities.

(f)  Represents $100 million of a 6.625% note due in 2007.

(g)  Represents $100 million of 10 year, 6.3% senior notes due in 2005.

(h) Interest payments for the three quarters ended September 2000 and September 1999 were $74.3 million and $68.2 million, respectively.

NOTE 4 - INCOME TAX PAYMENTS

Income tax payments for the three quarters ended September 24, 2000 and September 26, 1999, were $136.7 million and $120.2 million, respectively.

NOTE 5 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

                                                                    Quarter Ended                     Three Quarters Ended
                                                          --------------------------------      --------------------------------
                                                          September 24,      September 26,      September 24,      September 26,
                                                               2000               1999               2000               1999
                                                          -------------      -------------      -------------      -------------
Net income                                                 $    76,106        $    76,209        $   333,234        $   225,661

Less dividends on preferred stock                                2,818              3,369              8,797             10,825
                                                           -----------        -----------        -----------        -----------
Net income attributable to common stock                    $    73,288        $    72,840        $   324,437        $   214,836
                                                           ===========        ===========        ===========        ===========

Average shares outstanding (basic)                              74,330             81,366             76,013             79,597
                                                           -----------        -----------        -----------        -----------

Effect of dilutive securities:
     Weighted average preferred stock, as converted             12,254             15,115             12,749             16,682
     Stock options                                               1,102              1,499              1,164              1,436
                                                           -----------        -----------        -----------        -----------
Average shares outstanding (diluted)                            87,686             97,980             89,926             97,715
                                                           -----------        -----------        -----------        -----------

Net income per share (basic)                               $      0.99        $      0.90        $      4.27        $      2.70
                                                           ===========        ===========        ===========        ===========

Net income per share (diluted)                             $      0.87        $      0.78        $      3.71        $      2.31
                                                           ===========        ===========        ===========        ===========

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

On August 27, 1998, the NLRB affirmed certain unfair labor practice findings against The Detroit News and the Agency, and reversed certain findings of unfair labor practices against the Agency. The Agency and the newspapers filed a motion to reconsider with the NLRB, which was denied on March 4, 1999. The unions and the Agency filed appeals to the U.S. Court of Appeals for the District of Columbia Circuit. Oral argument on the case was heard on May 4, 2000, and on July 7, 2000 the Court of Appeals issued its decision. The Court reversed the NLRB and found that there were no unfair labor practices. Based on that decision, the Company has no back pay liability to the union or striking workers. The unions and the NLRB petitioned the Court of Appeals to reconsider its decision. The union's request was denied on August 28, 2000, and the NLRB request was denied on August 31, 2000. The unions and the NLRB have until November 29, 2000 to file a Petition for Certiorari with the U.S. Supreme Court.

Various libel and copyright infringement actions and environmental and other legal proceedings that have arisen in the ordinary course of business are pending against the Company and its subsidiaries. In the opinion of management, the ultimate liability to the Company and its subsidiaries as a result of all legal proceedings, including Detroit, will not be material to its financial position or results of operations, on a consolidated basis.

NOTE 7 - BUSINESS SEGMENT INFORMATION

Beginning in the quarter ended March 26, 2000, although not required to do so, the Company elected to begin reporting its online operations as a separate reportable business segment from its newspaper operations pursuant to FASB 131, Disclosures about Segments of an Enterprise and Related Information. FASB 131 requires disclosure of certain information about reportable operating segments management believes are important and allows users to assess the performance of individual operating segments in the same way that management reviews performance and makes decisions.

Financial data for the Company's segments is as follows (in thousands):


                                                Quarter Ended                            Three Quarters Ended
                                     -----------------------------------         -----------------------------------
                                     Sept 24, 2000         Sept 26, 1999         Sept 24, 2000         Sept 26, 1999
                                     -------------         -------------         -------------         -------------
Operating revenue
      Newspapers                     $     800,757         $     776,301         $   2,439,623         $   2,342,864
      Online                                12,172                 8,438                33,464                22,340
                                     -------------         -------------         -------------         -------------

                                     $     812,929         $     784,739         $   2,473,087         $   2,365,204
                                     =============         =============         =============         =============

Operating income (loss)
      Newspapers                     $     168,740         $     165,107         $     526,364         $     472,597
      Online                               (10,461)               (5,561)              (29,632)              (15,517)
      Corporate                             (3,444)               (8,569)              (16,765)              (24,955)
                                     -------------         -------------         -------------         -------------

                                     $     154,835         $     150,977         $     479,967         $     432,125
                                     =============         =============         =============         =============

Depreciation and amortization
      Newspapers                     $      50,299         $      45,193         $     142,807         $     136,938
      Online                                   560                   457                 1,764                 1,376
      Corporate                              1,551                 1,521                 4,673                 4,508
                                     -------------         -------------         -------------         -------------

                                     $      52,410         $      47,171         $     149,244         $     142,822
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

Potential risks and uncertainties that could adversely affect the Company's ability to obtain these results include, without limitation, the following factors: (a) increased consolidation among major retailers or other events that may adversely affect business operations of major customers and depress the level of local and national advertising; (b) an economic downturn in some or all of the Company's principal newspaper markets that may lead to decreased circulation or decreased local or national advertising; (c) a decline in general newspaper readership patterns as a result of competitive alternative media or other factors; (d) an increase in newsprint costs over the levels anticipated;
(e) labor disputes which may cause revenue declines or increased labor costs;
(f) acquisitions of new businesses or dispositions of existing businesses; (g) increases in interest or financing costs; and (h) rapid technological changes and frequent new product introductions prevalent in electronic publishing, including the evolution of the Internet.

RESULTS OF OPERATIONS: THIRD QUARTER ENDED SEPTEMBER 24, 2000 COMPARED WITH THIRD QUARTER ENDED SEPTEMBER 26, 1999


The following table sets forth the results of operations for the quarters ended September 24, 2000 and September 26, 1999 (in thousands of dollars, except per share amount):

                                                  Quarter Ended
                                        ---------------------------------
                                        September 24,       September 26,
                                            2000                1999               % Change
                                        -------------       -------------       ------------
Operating revenue                       $    812,929        $    784,739                3.6%
Operating income                        $    154,835        $    150,977                2.6%
                                        ------------        ------------

   Net income                           $     76,106        $     76,209               -0.1%
                                        ============        ============

   Diluted earnings per share           $       0.87        $       0.78               11.5%
                                        ============        ============

NEWSPAPERS

OPERATING REVENUE

The table below presents operating revenue and related statistics for newspaper operations for the quarter ended September 24, 2000 compared to the quarter ended September 26, 1999 (in thousands):

                                          Quarter Ended
                                 ---------------------------------
                                 September 24,       September 26,
                                     2000                1999              Variance            % Change
                                 -------------       -------------       ------------        ------------
Operating revenues
   Advertising
      Retail                     $    256,419        $    256,085        $        334                0.1%
      General                          81,524              69,957              11,567               16.5%
      Classified                      279,387             270,869               8,518                3.1%
                                 ------------        ------------        ------------
         Total                        617,331             596,911              20,420                3.4%
                                 ------------        ------------        ------------
   Circulation                        136,729             143,306              (6,577)              -4.6%
   Other                               46,697              36,084              10,613               29.4%
                                 ------------        ------------        ------------
Total operating revenue          $    800,757        $    776,301        $     24,456                3.2%
                                 ============        ============        ============


Average daily circulation
   Daily                                3,836               3,856                 (20)              -0.5%
   Sunday                               5,252               5,344                 (92)              -1.7%

Advertising linage
Full run
      Retail                            4,252               4,412                (160)              -3.6%
      General                             840                 647                 193               29.8%
      Classified                        5,594               5,353                 241                4.5%
                                 ------------        ------------        ------------
         Total full run                10,686              10,412                 274                2.6%
                                 ============        ============        ============


Factored part-run                         554                 525                  29                5.5%
                                 ------------        ------------        ------------

Total preprints inserted                1,776               1,457                 319               21.9%
                                 ------------        ------------        ------------


Retail revenue for the quarter was virtually flat compared with the prior year. The major drivers of these results include large advertisers advertising at less than their customary levels, a shift by some advertisers to preprints and fall-off in some markets with mid-to-smaller advertisers. The increase in general advertising revenue was primarily due to telecommunications and computer advertising in the third quarter of 2000 versus the third quarter of 1999. Classified advertising revenue improved as recruitment advertising continued to contribute significantly to the classified growth.

The increase in other revenue primarily resulted from commercial printing and specialized publication revenue from companies acquired during 1999.

OPERATING COSTS


The following table summarizes operating costs for newspaper operations for the quarters ended September 24, 2000 and September 26, 1999 (in thousands of dollars):

                                                    Quarter Ended
                                          ---------------------------------
                                          September 24,       September 26,
                                              2000                1999              Variance            % Change
                                          -------------       -------------       ------------        ------------
Operating costs
    Labor and employee benefits           $    300,852        $    297,048        $      3,804                1.3%
    Newsprint, ink and supplements             123,785             109,817              13,968               12.7%
    Other operating costs                      157,081             159,136              (2,055)              -1.3%
    Depreciation and amortization               50,299              45,193               5,106               11.3%
                                          ------------        ------------        ------------
         Total operating costs            $    632,017        $    611,194        $     20,823                3.4%
                                          ============        ============        ============

The increase in labor and employee benefits resulted primarily from a 1.6% increase in the workforce. Average wage rate per employee between the third quarters of 1999 and 2000 was virtually unchanged.

Newsprint, ink and supplement costs increased from the third quarter of 1999 on a 13.8% increase in the average newsprint price and a .8% increase in newsprint consumption.

Other operating costs increased from the third quarter of 1999 primarily due to promotion, relocation and recruiting, repairs and maintenance, and volume-related expenses.

Depreciation and amortization expense increased due to the acceleration of depreciation on certain assets.

ONLINE

OPERATING REVENUE

The table below presents operating revenue and related statistics for online operations for the quarter ended September 24, 2000 compared to the quarter ended September 26, 1999 (in thousands):

                                            Quarter Ended
                                  ---------------------------------
                                  September 24,       September 26,
                                      2000                1999              Variance            % Change
                                  -------------       -------------       ------------        ------------
Operating revenue                 $     12,172        $      8,438        $      3,734               44.3%

Unique visitors                          4,270               3,214               1,056               32.9%
Average monthly page views             160,896             112,353              48,543               43.2%



Operating revenue for the third quarter of 2000 was up due to increases in banner and sponsorship revenue and classified listings revenue.

OPERATING COSTS

The following table summarizes operating costs for online operations for the quarters ended September 24, 2000 and September 26, 1999 (in thousands of dollars):

                                                  Quarter Ended
                                         ---------------------------------
                                         September 24,       September 26,
                                              2000               1999              Variance            % Change
                                         -------------       -------------       ------------        ------------
Operating costs
    Labor and employee benefits          $      9,338        $      7,073        $      2,265               32.0%
    Other operating costs                      12,735               6,469               6,266               96.9%
    Depreciation and amortization                 560                 457                 103               22.5%
         Total operating costs           $     22,633        $     13,999        $      8,634               61.7%

The increase in labor and employee benefits was primarily due to increases in sales and volume-related full-time employees. Other operating costs increased from the third quarter of 1999 to the third quarter of 2000, primarily as a result of increased promotion-related expenses and volume-related fees paid to advertising and content providers. Depreciation and amortization expense increased due to the acquisition of additional equipment.


CORPORATE AND OTHER RELATED NON-OPERATING ITEMS

Interest expense, net of interest income and capitalized interest, increased in the third quarter of 2000 by $7.8 million, or 37.8%, from the third quarter of 1999. The increase was due to higher average debt balances as a result of additional share repurchases, a reduction in capitalized interest due to the completion of various capital projects, and a higher weighted-average interest rate compared to the third quarter of 1999.

Earnings from equity investments for the third quarter of 2000 were $1.5 million less than the comparable period in 1999. The year-over-year decline resulted from a $7.4 million loss on the investment in Career Builder, offset by a $5.1 million increase on the investment in Infinet.

The effective tax rate was 38.1% in the quarter ended September 26, 2000 compared to 40.4% for the comparable quarter in 1999. The decrease results from the finalization of certain tax matters during the quarter.

RESULTS OF OPERATIONS: THREE QUARTERS ENDED SEPTEMBER 24, 2000 COMPARED WITH THREE QUARTERS ENDED SEPTEMBER 26, 1999

The following table sets forth the results of operations for the three quarters ended September 24, 2000 compared to the three quarters ended September 26, 1999 (in thousands of dollars, except per share amounts):

                                                  Three Quarters Ended
                                            ---------------------------------
                                            September 24,       September 26,
                                                2000                1999              % Change
                                            -------------       -------------       ------------
Operating revenue                           $  2,473,087        $  2,365,204                4.6%
Operating income                            $    479,967        $    432,125               11.1%
Net income
    Before gains on investment sales             235,774             221,747                6.3%
    Gains on investment sales                     91,952               6,701              100% +
    Gain on sale of building                       5,508                 -
    Severance                                        -                (2,787)
                                            ------------        ------------
  Net income                                $    333,234        $    225,661               47.7%
                                            ============        ============
Diluted earnings per share
    Before gains on investment sales        $       2.63        $       2.27               16.0%
    Gains on investment sales                       1.02                0.07              100% +
    Gain on sale of building                        0.06                 -
    Severance                                        -                 (0.03)
                                            ------------        ------------
  Net income                                $       3.71        $       2.31               60.6%
                                            ============        ============

For the three quarters ended September 24, 2000, the Company recorded a gain of $92.0 million, net of tax, or $1.02 per diluted share related to InfoSpace.com's acquisition of Prio and GoTo.com's acquisition of Cadabra, and a gain of $5.5 million, net of tax, or $.06 per diluted share gain on the sale of a building in Philadelphia. During the same period in 1999, the Company recorded a gain of $6.7 million, or $.07 per diluted share on the sale of Zip2 Corp. and AT&T stock, and had non-recurring relocation and severance costs of $2.8 million, or $.03 per diluted share.

NEWSPAPERS

OPERATING REVENUE

The table below presents operating revenue and related statistics for newspaper operations for the three quarters ended September 24, 2000 compared to the three quarters ended September 26, 1999 (in thousands):

                                       Three Quarters Ended
                                 ---------------------------------
                                 September 24,       September 26,
                                     2000                1999              Variance            % Change
                                 -------------       -------------       ------------        ------------
Operating revenues
   Advertising
      Retail                     $    774,431        $    770,816        $      3,615                0.5%
      General                         261,462             225,914              35,548               15.7%
      Classified                      848,271             804,493              43,778                5.4%
                                 ------------        ------------        ------------
         Total                      1,884,164           1,801,223              82,941                4.6%
                                 ------------        ------------        ------------
   Circulation                        421,763             435,247             (13,484)              -3.1%
   Other                              133,696             106,394              27,302               25.7%
                                 ------------        ------------        ------------
Total operating revenue          $  2,439,623        $  2,342,864        $     96,759                4.1%
                                 ============        ============        ============


Average daily circulation
   Daily                                3,910               3,922                 (12)              -0.3%
   Sunday                               5,331               5,408                 (77)              -1.4%

Advertising linage
Full run
      Retail                           13,009              13,302                (294)              -2.2%
      General                           2,608               2,043                 565               27.7%
      Classified                       16,248              15,530                 718                4.6%
                                 ------------        ------------        ------------
         Total full run                31,864              30,874                 990                3.2%
                                 ============        ============        ============


Factored part-run                       1,678               1,573                 106                6.7%
                                 ------------        ------------        ------------

Total preprints inserted                5,232               4,899                 333                6.8%
                                 ------------        ------------        ------------

The increase in retail advertising revenue was primarily due to telecommunications, preprints and special publications offset by decreases due to out-of-business advertisers and weakness in department store and national chain stores. General advertising revenue was up primarily from strong demand in high-tech, dot-com, telecommunications, automotive, and travel. Classified advertising revenue improved as recruitment advertising continued to contribute significantly to the classified growth.

The increase in other revenue resulted from commercial printing and specialized publication revenue primarily generated by three recently acquired businesses - Promedia Publishing Company in February, 1999, MACDirect in March, 1999 and Consumer and Community Publishing in September, 1999.

OPERATING COSTS

The following table summarizes operating costs for newspaper operations for the three quarters ended September 24, 2000 and September 26, 1999 (in thousands of dollars):

                                                 Three Quarters Ended
                                          ---------------------------------
                                          September 24,       September 26,
                                              2000                1999              Variance           % Change
                                          -------------       -------------       ------------        -----------
Operating costs
    Labor and employee benefits           $    910,701        $    888,234        $     22,467               2.5%
    Newsprint, ink and supplements             362,622             364,840              (2,218)             -0.6%
    Other operating costs                      497,129             480,255              16,873               3.5%
    Depreciation and amortization              142,807             136,938               5,870               4.3%
                                          ------------        ------------        ------------
         Total operating costs            $  1,913,259        $  1,870,267        $     42,992               2.3%
                                          ============        ============        ============

During the first three quarters of 2000, the Company incurred $1.9 million in labor costs related to the union settlement in San Jose, while in the same period of 1999, the Company incurred $4.7 million in severance and relocation costs. Excluding these costs, the increase in labor and employee benefits resulted primarily from an increase in the average wage rate per employee of 1.4% and an increase of 1.1% in the workforce between the first nine months of 1999 and 2000.

Newsprint, ink and supplement costs decreased from the three quarters ended September 26, 1999 on a 2.3% decrease in the average newsprint price, offset in part by a 1.2% increase in newsprint consumption.

Other operating costs increased from the three quarters ended September 26, 1999 due to strike preparation costs, promotion, relocation and recruiting, repairs and maintenance, and volume-related expenses. The increase was also due to the inclusion of the operations of three recently acquired businesses - Promedia Publishing Company, MACDirect and Consumer and Community Publishing.

Depreciation and amortization expense increased due to the acceleration of depreciation on certain assets.

ONLINE

OPERATING REVENUE

The table below presents operating revenue and related statistics for online operations for three quarters ended September 24, 2000 compared to three quarters ended September 26, 1999 (in thousands):

                                        Three Quarters Ended
                                  ---------------------------------
                                  September 24,       September 26,
                                      2000                1999              Variance            % Change
                                  -------------       -------------       ------------        ------------
Operating revenue                 $     33,464        $     22,340        $     11,124               49.8%

Unique visitors                         11,432               9,361               2,071               22.1%
Average monthly page views             149,102             100,801              48,301               47.9%

Operating revenue for the three quarters ended 2000 was up due to increases in banner and sponsorship revenue and classified listings revenue.


OPERATING COSTS

The following table summarizes operating costs for online operations for the three quarters ended September 24, 2000 and September 26, 1999 (in thousands of dollars):

                                                 Three Quarters Ended
                                         ---------------------------------
                                         September 24,       September 26,
                                             2000                1999              Variance            % Change
                                         -------------       -------------       ------------        ------------
Operating costs
    Labor and employee benefits          $     27,187        $     19,463        $      7,724               39.7%
    Other operating costs                      34,145              17,018              17,127              100.6%
    Depreciation and amortization               1,764               1,376                 388               28.2%
                                         ------------        ------------        ------------
         Total operating costs           $     63,096        $     37,857        $     25,239               66.7%
                                         ============        ============        ============


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

CORPORATE AND OTHER RELATED NON-OPERATING ITEMS

Interest expense, net of interest income and capitalized interest, increased for the three quarters ended September 24, 2000 by $16.2 million, or 25.1%, from the same period in 1999. The increase was due to higher average debt balances as a result of additional share repurchases, a reduction in capitalized interest due to the completion of various capital projects, and a higher weighted-average interest rate compared to the first three quarters of 1999.

Earnings from equity investments for the three quarters ended 2000 were $9.7 million, or 96.6%, below the comparable period in 1999. The year-over-year decline resulted from losses of $7.4 million on Career Builder and losses at the Company's newsprint mill investments due to lower newsprint prices during the first half of the year.

"Other, net" income increased significantly for the first three quarters of 2000 as compared to the previous year. For the three quarters ended 2000, the Company recorded a pre-tax gain of $159.5 million related to InfoSpace.com's acquisition of Prio and GoTo.com's acquisition of Cadabra, and $9.5 million gain on the sale of a building in Philadelphia. During the comparable period in 1999, the Company recorded a pre-tax gain of $11.2 million on the sale of Zip2 Corp. and AT&T stock. In connection with the gain recorded in 2000, the Company received stock in GoTo.com and InfoSpace.com.

The effective tax rate was 39.6% in the three quarters ended September 24, 2000 compared to 40.2% for the comparable period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations is the Company's primary source of liquidity. The Company uses financial leverage to minimize the overall cost of capital and maintain adequate operating and financial flexibility. The Company invests excess cash in short- and mid-term investments, depending on projected cash needs for operations, capital expenditures and other business purposes.

As of September 24, 2000, the Company's total debt to total capital ratio was 52.2%, compared to 42.6% as of September 26, 1999. The interest coverage ratio (defined as operating income plus depreciation and amortization divided by interest expense) was 7.1 at September 24, 2000, compared to 8.8 at September 26, 1999.

Cash and short-term investments were $56.1 million at September 24, 2000, compared to $31.7 million at September 26, 1999. During the first three quarters of 2000, cash provided by borrowings and by operations was used to fund treasury stock purchases of $407.2 million.

During the first three quarters of 2000, total debt increased by $368.2 million from fiscal year-end 1999. Approximately $147.8 million in aggregate unused credit lines remained at the end of the third quarter. In February 2000, Moody's upgraded the Company's short- and long-term debt to P1 and A2, respectively. Standard & Poor's and Fitch continued to rate the Company's short- and long-term debt at A-1 and A, and F1 and A, respectively.

Additions to property, plant and equipment increased by $197,000 from the first three quarters of 1999 to $67.2 million.

Other assets increased by $118.7 million primarily as a result of advanced funding of certain union employee benefits and of InfoSpace.com's acquisition of Prio and GoTo.com's acquisition of Cadabra.

Cash required for the acquisition of subsidiaries, investees and other investments rose to $190.4 million in the three quarters ended September 24, 2000 compared to $68.0 million for the three quarters ended September 26, 2000. The increase is attributable to the acquisition of Career Builder in August 2000.

During the first three quarters of 2000, the Company purchased 7.9 million shares of its common stock at a total cost of $407.2 million and an average cost of $51.37 per share. At quarter-end, the Company had remaining authorization to purchase approximately 3.6 million shares.

The Company's operations have historically generated strong positive cash flows, that, along with the Company's commercial paper program, revolving credit lines and ability to issue public debt, have provided adequate liquidity to meet the Company's short- and long-term cash requirements, including requirements for working capital and capital expenditures.

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

          (b)   Reports on Form 8-K

                    There were no reports on Form 8-K filed during the quarter ended September 24, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        KNIGHT-RIDDER, INC.
                                        (Registrant)


Date:  November 6,  2000

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