Form 10-K
period 2000-12-31
KNIGHT RIDDER INC
filed 2001-03-28
CIK 205520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000        Commission file number 1-7553

                               KNIGHT-RIDDER, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Florida 38-0723657                                  38-0723657
-----------------------------               ------------------------------------
(State or other jurisdiction)               (I.R.S. Employer Identification No.)

                   50 W. San Fernando St., San Jose, CA 95113
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (408) 938-7700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value is computed by reference to the price at which the stock was sold as of March 20, 2001: $3,980,940,123.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: March 20, 2001 - 73,851,611 one class Common Stock, $.02 1/12 Par Value

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Registrant's definitive Proxy Statement, in connection with the Annual Meeting of Shareholders to be held on April 24, 2001 are incorporated by reference into Part III.

                      Table of Contents for 2000 Form 10-K

                                                                            Page

PART I

Item 1.    Business                                                           2
Item 2.    Properties                                                         5
Item 3.    Legal Proceedings                                                  5
Item 4.    Submission of Matters to a Vote of Security Holders                5

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters                                                            9
Item 6.    Selected Financial Data                                           10
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         12

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk        17

Item 8.    Financial Statements and Supplementary Data                       18

Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                          36


PART III

Item 10.   Directors and Executive Officers of the Registrant                36

Item 11.   Executive Compensation                                            36
Item 12.   Security Ownership of Certain Beneficial Owners and Management    36
Item 13.   Certain Relationships and Related Transactions                    36


PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K                                                               37

SIGNATURES                                                                   39

SCHEDULES                                                                    41

EXHIBITS                                                                     41

PART I

ITEM 1.  BUSINESS

                                   THE COMPANY

Knight-Ridder, Inc. was formed in 1974 by a merger between Knight Newspapers, Inc. and Ridder Publications, Inc.

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

NEWSPAPERS

Knight Ridder had 32 daily and 25 nondaily newspapers at the end of 2000.

Newspaper operating revenue is derived primarily from the sale of newspaper advertising. Due to seasonal factors such as heavier retail selling during Christmas and Easter, advertising income fluctuates significantly throughout the year. Consecutive quarterly results are not uniform or comparable and are not indicative of the results over an entire year.

Each of Knight Ridder's newspapers is operated on a substantially autonomous basis by local management appointed by executive management in San Jose. Each newspaper is free to manage its own news coverage, set its own editorial policies and establish most business practices. Basic business policies, however, are set by the corporate staff in San Jose. Editorial and quality control assistance is also provided by the corporate staff.

Each newspaper is served by the company-owned news bureau in Washington, D.C. Supplemental news, graphic and photographic services provided by Knight Ridder Tribune Information Services ("KRT"), a partnership between Knight Ridder and Tribune Co., include editorial material produced by all Knight Ridder newspapers, by Knight Ridder's 15 foreign correspondents and by a number of other newspapers. The supplemental news, graphic and photographic services are distributed through another Knight Ridder and Tribune Co. partnership.

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

The table below presents the relative percentage contributions by individual papers to the company's overall operating revenue in 2000, 1999 and 1998. The percentage contributions of each paper to operating revenue are not necessarily indicative of contributions to operating profit.

                                                                  2000     1999     1998
-----------------------------------------------------------------------------------------
Sources of Knight Ridder Newspaper Operating Revenue

    The Philadelphia Inquirer and Philadelphia Daily News         18.3%    18.8%    18.8%
    The Miami Herald and el Nuevo Herald                          10.3     10.4     10.6
    San Jose Mercury News                                         10.3      9.5      9.3
    The Kansas City Star                                           8.6      8.5      8.8
    Fort Worth Star-Telegram                                       7.4      7.3      7.1
    The Charlotte Observer                                         5.8      6.1      6.0
    Contra Costa Newspapers                                        4.5      4.1      3.9
    Saint Paul Pioneer Press                                       3.8      4.0      4.0
    Akron Beacon Journal                                           3.2      3.3      3.3
    All other                                                     27.8     28.0     28.2
-----------------------------------------------------------------------------------------
                                                                 100.0%   100.0%   100.0%
-----------------------------------------------------------------------------------------

NEWSPAPERS

Revenue figures discussed in this section are presented on a 52-week basis, unless otherwise noted.

NEWSPRINT

Knight Ridder consumed approximately 761,700 metric tons of newsprint in 2000, excluding Detroit (see page 25, Detroit Newspapers). Approximately 15.3% of the company's total operating expenses during the year was for newsprint. Purchases are made under long-term agreements with 15 newsprint producers. In 2000, Knight Ridder purchased approximately 65% of its consumption from 15 mills in the United States and 35% from 17 mills in Canada. Management believes that current sources are more than adequate to meet current demands.

Approximately 81% of the newsprint consumed by the company contained some recycled content; the average content of these rolls was 48.6% recycled fiber. This translates into an overall recycled newsprint average of 39.4%.

Knight Ridder is a one-third partner with Cox Enterprises and Media General, Inc., in SP Newsprint Co., formerly Southeast Paper Manufacturing Co ("SP"). It is the fourth-largest newsprint manufacturing company in North America.

SP's mill in Dublin, Ga., produces more than 500,000 metric tons per year of 100% recycled-content newsprint. Its plant in Newberg, Ore., produces more than 363,000 metric tons per year of newsprint with at least 40% recycled content.

SP provides recycled-content newsprint to its owners and more than 200 publishers and commercial printers. Its SP Recycling Corp. subsidiary recycles more than 1.2 million short tons of recovered material annually.

Knight Ridder also owns a 13.5% equity share of Ponderay Newsprint Company in Usk, Wash., which produced more than 242,000 metric tons of newsprint in 2000.

Knight Ridder expects that its purchases from these two newsprint companies will represent approximately 40% of its annual consumption for 2001, providing an important hedge against price volatility and a secure source of supply.

TECHNOLOGY

The focus in 2000 was on defining the vision for technology in the areas of circulation, advertising, marketing and data warehousing. Strategic planning and organizational structure were developed for the corporate Technology Department to enable the company to quickly adapt new technology and reap the associated benefits.

The Miami Herald and Fort Worth Star-Telegram installed data warehousing systems that put significantly improved information in the hands of the newspapers' marketing people.

GENERAL ADVERTISING SALES

Knight Ridder newspapers depend most heavily on two agents for the sale of general advertising.

Newspapers First, a national advertising sales cooperative, is the primary sales representative for many of Knight Ridder's newspapers, many of the other leading newspaper groups and several leading independents. It acts as an interface to national advertisers across the country.

Newspaper National Network, Knight Ridder's second general sales agent, was established in 1994 to focus national selling on behalf of the newspaper industry. It represents all Knight Ridder newspapers and more than 500 others. Like Newspapers First, it offers "one-stop shopping" and "one-order, one-bill."

KNIGHT RIDDER/TRIBUNE

KRT, a joint venture of Knight Ridder and Tribune Co., offers stories, graphics, illustrations, photos and paginated pages for print publishers; news animations for TV broadcasters; and Web packages for online publishers.

In 2000, KRT improved its profitability by improving margins for its business, general news and photo services and by reducing the cost of delivering its products through the Web.

              THE PHILADELPHIA INQUIRER AND PHILADELPHIA DAILY NEWS

Philadelphia Newspapers, Inc. (PNI), publishes two of the nation's most respected newspapers: The Philadelphia Inquirer and the Philadelphia Daily News. They are sold in nine counties in Pennsylvania and southern New Jersey. The weekly net cumulative penetration of the newspapers is 63% of all adults in the region. Together, the papers have won 20 Pulitzer Prizes. Operating revenue in 2000 was $604.3 million.

The Philadelphia Primary Metropolitan Statistical Area (PMSA) population is expected to grow 0.3% between 2000 and 2005; the U.S. average is 4.5%. In 2000, Philadelphia had income per capita 14.6% above the U.S. average; by 2005 it is projected to be 15.1% above.

                        THE MIAMI HERALD/EL NUEVO HERALD

The Miami Herald, Florida's largest newspaper. El Nuevo Herald is America's premier newspaper in Spanish. Both are published by the Miami Herald Publishing Company (MHPC). The Miami Herald is sold in South Florida and in 28 Latin American and Caribbean countries, primarily through its International Edition. El Nuevo Herald serves the growing Spanish-speaking population of Miami-Dade and Broward counties. Operating revenue in 2000 was $310.2 million for The Miami Herald and $27.8 million for the el Nuevo Herald.

The Miami-Fort Lauderdale combined market population is expected to grow 6.1% between 2000 and 2005. In 2000, the area had income per capita 10.8% below the U.S. average; by 2005 it is projected to be 17.9% below.

                              SAN JOSE MERCURY NEWS

The San Jose Mercury News, the newspaper of Silicon Valley, serves one of the most prosperous markets in the nation. Circulation is concentrated in Santa Clara County, which encompasses San Jose - California's third-largest city - and surrounding communities. The region is the world leader in high technology and ranks fourth nationally in exports. Operating revenue in 2000 was $341.4 million.

The population of the San Jose Primary Metropolitan Statistical Area is expected to grow 5.8% between 2000 and 2005. In 2000, San Jose had income per capita that was 54.8% above the U.S. average; by 2005 it is projected to be 58.4% above the U.S. average.

                              THE KANSAS CITY STAR

The Kansas City Star serves the Kansas City metropolitan area. The Star's primary market consists of 11 counties in Kansas and Missouri. Operating revenue in 2000 was $284.4 million.

The Kansas City Metropolitan Statistical Area population is expected to grow 4.5% between 2000 and 2005, equivalent to the projected growth for the United States. Kansas City in 2000 had income per capita 7.1% above the U.S. average; by 2005 it is projected to be 8.7% above the U.S. average.

                            FORT WORTH STAR-TELEGRAM

The Star-Telegram serves the western portion of the Dallas/Fort Worth market. The four-county Fort Worth/Arlington market is the third largest in Texas and is projected to be the nation's fifth-fastest-growing major metropolitan area over the next five years. Operating revenue in 2000 was $242.9 million.

Fort Worth/Arlington's population is expected to grow 11.4% between 2000 and 2005, compared with 4.5% for the United States. In 2000, Fort Worth/Arlington had income per capita 8.2% above the U.S. average; by 2005 it is projected to be 10.1% above the U.S. average.

                               DETROIT FREE PRESS

The Detroit Free Press, Michigan's largest daily newspaper, is sold primarily in the six-county area surrounding Detroit. It is sold throughout the state, in Windsor, Ontario, and in Toledo, Ohio.

The Detroit Free Press is published in combination with The Detroit News by Detroit Newspapers (DN), a joint operating agency formed in 1989 to combine the business operations of the two partners, Knight Ridder and Gannett Co. The profits (or losses) are split equally. The Free Press, owned by Knight Ridder, is a morning paper; The News, owned by Gannett, is an evening paper. On weekends and holidays, they publish combined editions. The Sunday edition ranks seventh in circulation in the nation.

The population of the Detroit Primary Metropolitan Statistical Area is expected to grow 0.7% between 2000 and 2005. Detroit in 2000 had per capita income 7.2% above the U.S. average; in 2005 it is projected to be 6.0% above the U.S. average.

                             THE CHARLOTTE OBSERVER

The Charlotte Observer, the largest-circulation daily between Washington D.C., and Atlanta, is sold primarily in a 15-county region across the two Carolinas. Operating revenue in 2000 was $192.2 million.

Population in the Charlotte Metropolitan Statistical Area is projected to grow 7.1% between 2000 and 2005. Charlotte in 2000 had per capita income 10.4% in 2005 it is projected to be 15.0% above the U.S. average.

                                ONLINE ACTIVITIES

During the first quarter of 2000, the company consolidated all its Internet operations under a new business unit, KnightRidder.com. Previously, Knight Ridder's Internet activities were reported and managed as a part of the company's newspaper operations. KnightRidder.com controls all of Knight Ridder's online efforts, including the Web sites previously operated by the newspapers. KnightRidder.com operates and manages the Real Cities Network, which consists of all Knight Ridder Web sites and those of several other media affiliates.

ITEM 2.  PROPERTIES

Knight Ridder has daily newspaper facilities in 28 markets situated in 17 states. These facilities vary in size from 8,000 square feet at The Buyer's Guide in Warner Robins, Ga., to 2.9 million square feet in Philadelphia. In total, they occupy about 8.1 million square feet. Approximately 1.7 million of the total square footage is leased from others. The company owns substantially all of its production equipment, although certain office equipment is leased. The company also owns land for future expansion in Columbus and Macon, Ga., and Detroit, MI.

Knight Ridder properties are maintained in excellent condition and are suitable for current and foreseeable operations. During the three years ended December 31, 2000, the company spent approximately $320 million for additions to property, plant and equipment.

ITEM 3.  LEGAL PROCEEDINGS

On July 13, 1995, six unions struck the Detroit Free Press, The Detroit News and Detroit Newspapers (DN), which operates both newspapers. Subsequently, the unions filed numerous unfair labor practice charges against the newspapers and DN. In June 1997, after a long trial, a National Labor Relations Board (NLRB) administrative judge ruled that the strike was caused by the unfair labor practices of DN and The Detroit News and ordered that DN and the newspapers reinstate all strikers, displacing permanent replacements if necessary. DN and the newspapers appealed the decision to the NLRB.

On Aug. 27, 1998, the NLRB affirmed certain unfair labor practice findings against The Detroit News and DN and reversed certain findings of unfair labor practices against DN. DN and the newspapers filed a motion to reconsider with the NLRB, which was denied on March 4, 1999. The unions and DN filed appeals to the U.S. Court of Appeals for the District of Columbia Circuit..

The U.S. Court of Appeals, on July 7, 2000, unanimously reversed the NLRB, holding that the strike was an economic strike. Thus, the NLRB order to reinstate and pay back pay to the strikers was also set aside. The time to appeal has expired and no appeal was filed.

Various libel and copyright infringement actions and environmental and other legal proceedings that have arisen in the ordinary course of business are pending against the company and its subsidiaries. In the opinion of management, the ultimate liability to the company and its subsidiaries as a result of all legal proceedings will not be material to its financial position or results of operations on a consolidated basis.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders of Knight-Ridder, Inc. during the three months ended December 31, 2000.

EXECUTIVE OFFICERS OF KNIGHT RIDDER

MANAGEMENT COMMITTEE*

JERRY CEPPOS, 54
Vice president/news since 1999. Oversees news operations of Knight Ridder's 32 daily newspapers; responsible for the Knight Ridder Washington Bureau and the content of Knight Ridder/Tribune Information Services. Served as vice president and executive editor, San Jose Mercury News, 1995 to 1999; managing editor 1983 to 1995; various editing positions 1981 to 1983. B.S., journalism, University of Maryland, 1969.

MARY JEAN CONNORS, 48
Senior vice president/human resources since 1996; vice president/human resources 1989 to 1996. Oversees human resources for Knight Ridder; manages annual strategy and goal-setting. Served as vice president/human resources, Philadelphia Newspapers, Inc., 1988 to 1989; assistant to the senior vice president/news, Knight Ridder, 1988; assistant managing editor/personnel, The Miami Herald, 1985 to 1988. Stanford Executive Program, Stanford University, 1999; B.A., English, Miami University in Oxford, Ohio, 1973.

FRANK MCCOMAS, 55
Senior vice president/operations since 1996; vice president/operations 1995 to 1996. Oversees operations for newspapers in Akron, Bradenton, Charlotte, Columbia, Columbus, Detroit, Fort Wayne, Lexington, Macon, Miami, Myrtle Beach, Tallahassee and Warner Robins; publishers report to him. Served as publisher, The (Columbia) State, 1988 to 1995; publisher, Bradenton Herald, 1980 to 1988. Advanced Management Program, Harvard Business School, 1994; B.B.A., business administration, Kent State University, 1968.

JEAN H. MORDO, 56
Senior vice president and chief financial officer of the company since March 7, 2001. Previously, he served as group executive vice president of Scotts Company, Inc. from 1998 to 2000, and as executive vice president/chief financial officer from 1997 to 1999. From 1992 through December 1996, he served as Senior Vice President and Chief Financial Officer of Pratt and Whitney Aircraft, a division of United Technologies Corporation.

P. ANTHONY RIDDER, 60
Chairman of the Management Committee since 1995; Knight Ridder chairman and CEO since 1995. Served as president 1989 to 1995; president of the Newspaper Division 1986 to 1995. Served as publisher, San Jose Mercury News, 1977 to 1986; general manager 1975 to 1977. B.A., economics, University of Michigan, 1962.

STEVEN B. ROSSI, 51
President/Newspaper Division since February 2001. Responsible for all Knight Ridder newspaper operations; oversees newspapers in Contra Costa, Fort Worth, Kansas City, Olathe, Philadelphia, St. Paul, San Jose and Wichita; publishers report to him. Served as senior vice president/operations Knight Ridder, 1998 to 2001; executive vice president and general manager, Philadelphia Newspapers, Inc., 1992 to 1998. M.B.A., The Wharton School of the University of Pennsylvania, 1974; B.A., economics, Ursinus College, 1971.

GORDON YAMATE, 45
Vice president and general counsel since September 2000. Manages companywide legal affairs. Served as vice president, general counsel and corporate secretary at Liberate Technologies, 1999 to 2000; partner in the law firm of McCutchen, Doyle, Brown & Enersen, LLP, in Palo Alto and San Jose, 1988 to 1999; associate 1983 to 1988. J.D., Santa Clara University School of Law, 1980; B.A., economics and political science, University of California, Davis, 1977.


OFFICERS*

MARSHALL W. ANSTANDIG, 52
Vice president/senior labor and employment counsel since 1998. Advises and assists Knight Ridder and its companies on legal matters related to labor relations and employment law. Served as partner in the law firm of Brown & Bain, P.A., 1996 to 1998; managing partner in law firm of Bryan Cave in Phoenix, 1990 to 1996. J.D., Detroit College of Law, Michigan State University, 1974; B.A., political science, Hope College, 1971.

ARDEN DICKEY, 47
Assistant vice president/circulation and regional call centers since April 2000. Oversees circulation operations at all newspapers and directly manages Knight Ridder's two regional customer service centers. Served as vice president/circulation, Miami Herald Publishing Company, 1992 to 2000; circulation director, Knight Ridder, 1997; various circulation roles, Miami Herald Publishing Company, 1971 to 1992. M.B.A., University of Miami, 1987; B.B.A., corporate management, Florida Atlantic University, 1985.

GARY R. EFFREN, 44
Vice president/controller since 1995. Responsible for all financial reporting, corporate accounting, risk management and financial aspects of benefit plans. Served as assistant vice president/assistant treasurer 1993 to 1995; assistant to the vice president/finance and treasurer 1989 to 1993; director of corporate accounting 1986 to 1989; business manager, Viewdata Corporation of America, 1984 to 1986. M.B.A., University of Miami, 1989; B.S., accounting, Rider College, 1978; CPA.

VIRGINIA DODGE FIELDER, 52
Vice president/research since 1989. Responsible for market research for Knight Ridder, including its annual reader, advertiser and Internet surveys; consults with the newspapers on local research projects. Served as vice president/news and circulation research 1986 to 1989; director/news and circulation research 1981 to 1985; editorial research manager, Chicago Sun-Times, 1979 to 1981. Ph.D., mass communications, Indiana University, 1976; M.A., journalism, Indiana University, 1974; B.A., psychology, Transylvania University, 1970.

DAN FINNIGAN, 37
Vice president since 1999 and president of KnightRidder.com. Heads the company's Internet operations and helps lead the company's interactive strategies and investments. Served as president and CEO, SBC Interactive, 1998 to 1999; held various positions at SBC Communications, Inc., 1995 to 1998; group manager for product development, ESS Ventures, LLC, 1994 to 1995. M.B.A., finance and marketing, The Wharton School of the University of Pennsylvania, 1993; B.A., communication studies, University of California, Los Angeles, 1984.

STEVE HANNAH, 42
Vice president/technology since April 2000. Responsible for creating the vision for technology while setting the standards in implementing new technology. Served as vice president/technology and Chief Information Officer, Gazette Communications, 1996 to 2000; director of management information systems 1993 to 1996; computer services manager, Journal/Sentinel, Inc., 1986 to 1993. B.A., business administration, Eastern Michigan University, 1982.

LYNDA HAUSWIRTH, 38
Assistant vice president/taxation since 1998. Responsible for all tax-related items, including income, sales/use and property taxes, tax planning and research; assists individual companies with audits and filing requirements. Served as senior tax manager, Ernst & Young LLP, 1996 to 1998; senior associate, BDO Seidman, 1995 to 1996; various other tax positions 1987 to 1995. B.S., business administration/accounting, University of Vermont, 1983; CPA.

POLK LAFFOON IV, 55
Vice president/corporate relations since 1994 and corporate secretary since 1999. Oversees the investor relations, public and media relations and corporate secretary functions, including contact with the financial community. Served as assistant to the president 1992 to 1994; assistant circulation director/distribution, The Miami Herald, 1991 to 1992. Served as director and vice president/investor relations, Taft Broadcasting Co., 1982 to 1987. M.B.A., marketing, The Wharton School of the University of Pennsylvania, 1970; B.A., English, Yale, 1967.

ADRIENNE LILLY, 30
Assistant vice president/assistant general counsel since February 2001; assistant general counsel since 1999. Assists in the management of companywide legal affairs. Served as corporate, commercial and securities lawyer at Fredrikson & Byron, P.A., in Minneapolis, 1995 to 1999. J.D., University of California at Berkeley, Boalt Hall School of Law, 1995; B.A., history, University of Notre Dame, 1992.

MARIO R. LOPEZ, 61
Assistant vice president/internal audit since 1993. Oversees the internal audit function for Knight Ridder and its subsidiary companies; reports directly to the Audit Committee of the Knight Ridder Board of Directors on these matters. Served as partner, Deloitte & Touche, 1978 to 1993. B.S., business administration, Saint Joseph's University, 1962; CPA.

LARRY D. MARBERT, 47
Vice president/production and facilities since 1998. Oversees capital investments in facilities and manufacturing systems; tracks and promotes advances in newspaper production technology and acts as an internal consultant. Served as vice president/technology, Knight Ridder, 1994 to 1998; senior vice president/operations, Philadelphia Newspapers, Inc., 1991 to 1994; vice president/operations research and planning 1988 to 1991; vice president/production 1986 to 1988. M.S., management science, Auburn University, 1977; B.S., University of North Carolina, business administration, 1976.

JACQUI LOVE MARSHALL, 52
Vice president/human resources/diversity and development since October 2000. Oversees recruiting, corporate learning and diversity. Served as assistant vice president/human resources 1996 to 2000; vice president/ human resources, Miami Herald Publishing Company, 1993 to 1996; various roles, The Washington Post, 1986 to 1993. Ed.M., educational counseling, Harvard University, 1970; B.A., education, Trenton State College, 1969.

LARRY OLMSTEAD, 43
Assistant vice president/news since February 2001. Oversees news operations of some daily newspapers; assists with recruiting and some newsroom functions. Served as managing editor, The Miami Herald, 1996 to 2001; Knight Ridder assistant vice president/human resources/diversity 1993 to 1996; special projects editor, The New York Times, 1993. Attended George Washington University.

MIKE ROGERS, 49
Vice president/marketing since 1999. Oversees planning and implementation of strategic marketing initiatives, including sales, branding efforts, reader and advertising research, new product initiatives and database marketing across the company. Served in various capacities, including president and publisher of Computerworld, Inc., and executive vice president of International Data Group Marketing Services Division in Boston, 1992 to 1999; senior vice president, Ammirati Puris Lintas advertising agency in New York, 1986 to 1992. M.B.A., marketing, University of Denver, 1978; B.S., management, New Mexico State University, 1973.

ALAN G. SILVERGLAT, 54
Vice president/treasurer since 1995. Manages the merger and acquisition process and is responsible for taxation, capital structure of the company and related debt ratings. Also assists in the review and oversight of minority investments. Served as senior vice president/finance and planning for Knight Ridder Business Information Services, 1983 to 1995. B.S., business administration, University of Missouri, 1968; CPA.

STEVEN J. STEIN, 47
Vice president/human resources/compensation and benefits since October 2000. Oversees benefits, compensation and human resources information systems, and works with companies on succession planning, organizational development and employee research activities. Served as assistant vice president/human resources 1995 to 2000; vice president/human resources for Knight Ridder Business Information Services, 1989 to 1995. Ph.D., psychology, University of Florida, 1981; B.A., psychology, George Washington University, 1974.

STEVE STONE, 48
Assistant vice president since March 2000. Leads the Knight Ridder Shared Services Center (SSC), which consolidates the routine financial transactions, general ledger, accounts payable, fixed assets, purchasing and vendor management activities of all Knight Ridder companies. A member of the group that created the SSC, he served as general manager 1995 to 2000; vice president/finance and CFO, The Charlotte Observer, 1992 to 1995; director/finance and controller, The Miami Herald, 1987 to 1992. B.A., business administration, Southwestern College, 1974.

JOSEPH (CHIP) VISCI, 47
Vice president/operations since March 2000 and assistant to the chairman and CEO since 1996. Oversees operations for newspapers in Aberdeen, Belleville, Biloxi, Duluth, Grand Forks, Monterey, San Luis Obispo, State College and Wilkes-Barre; publishers report to him. Served as managing editor, Detroit Free Press, 1996, and in various newsroom positions 1978 to 1996. M.A., journalism, Ohio State University, 1977; B.A., journalism, Ohio Wesleyan University, 1975.


*Ages as of February 1, 2001

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

The company's 73.9 million shares outstanding at March 20, 2001 were held in all 50 states by 9,860 shareholders of record.

                          MARKET PRICE OF COMMON STOCK

The last closing price of the company's common stock prior to the preparation of this report was $54.45 on March 20, 2001.

The average stock trading volume of shares per day for the years 2000, 1999 and 1998 was 398,000, 417,000 and 242,000, respectively. The following table presents the high and low sales price of the company's common stock by fiscal quarter for the two most recent fiscal years:

                             2000                                1999
                    ----------------------             -----------------------
Quarter               High           Low                 High           Low
-------               ----           ---                 ----           ---
1st                 59 13/16       44 3/16             53 1/8         46
2nd                 55 7/8         45 7/8              56 15/16       48 7/16
3rd                 56 11/16       49 3/8              56 9/16        52 11/16
4th                 57 5/8         44 1/8              65             52 5/8


                            TREASURY STOCK PURCHASES

The table below is a summary of treasury stock purchases since 1989:

                                 Shares                Cost
                              Purchased              (000S)
                              ---------              ------

2000                          9,048,895            $464,835
1999                          3,703,817             210,141
1998                          4,725,000             255,533
1997                         13,824,300             643,375
1996                          6,219,100             221,768
1995                         11,508,600             319,363
1994                          5,044,600             136,977
1993                          1,500,000              40,693
1992                                  -                   -
1991                                  -                   -
1990                          5,325,400             129,909
1989                          5,522,200             131,885


                                    Dividends

Common stock dividend history and policy appears in Item 6, "11 Year Financial Highlights" and Item 8, "Financial Statements and Supplementary Data", Note 6 to the consolidated financial statements.

ITEM 6.  SELECTED FINANCIAL HIGHLIGHTS

11-YEAR FINANCIAL HIGHLIGHTS

The following information was compiled from the consolidated financial statements of Knight Ridder and its subsidiaries. All years reflect the reclassification of DN's results in accordance with EITF 00-1. In addition, certain elements of other revenue were reclassified to advertising revenue to conform with industry practice. The consolidated financial statements and related notes and discussions for the year ended December 31, 2000, (pages 18 through 34) should be read to obtain a better understanding of this information.

-----------------------------------------------------------------------------------------------------------------------------------
                                                          Compound Growth Rate        Dec. 31          Dec. 26          Dec. 27
(In Thousands, Except Per Share Data and Ratios)           5-Year      10-Year           2000             1999             1998
-----------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Operating Revenue
  Advertising                                             10.3%       5.9%     $ 2,507,836       $ 2,353,520      $ 2,222,597
  Circulation                                              3.3        4.0          523,856           525,686          533,340
  Other                                                   40.6       21.1          180,075           154,569          139,617
----------------------------------------------------                         ------------------------------------------------------
     Total Operating Revenue                               9.8        6.0        3,211,767         3,033,775        2,895,554
----------------------------------------------------                         ------------------------------------------------------
Operating Costs
  Labor, newsprint and other operating costs               6.8        5.2        2,355,398         2,229,410        2,209,819
  Depreciation and amortization                           15.3        8.0          187,597           182,943          181,112
----------------------------------------------------                         ------------------------------------------------------
     Total Operating Costs                                 7.3        5.4        2,542,995         2,412,353        2,390,931
----------------------------------------------------                         ------------------------------------------------------
Operating Income                                          24.0        9.0          668,772           621,422          504,623
  Interest expense                                        14.4        5.0         (116,652)          (97,444)        (105,936)
  Other, net                                              13.8        4.7          (26,830)           44,037          109,229
  Income taxes, net                                       23.7        9.1         (210,927)         (228,076)        (202,285)
----------------------------------------------------                         ------------------------------------------------------
Income from continuing operations                         23.4        8.4          314,363           339,939          305,631
Discontinued BIS operations(1)                                                                                         60,226
Cumulative effect of changes in accounting
principles(2)
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                14.5        7.7      $   314,363       $   339,939      $   365,857
===================================================================================================================================
Operating income percentage (profit margin)                                           20.8%             20.5%            17.4%
-----------------------------------------------------------------------------------------------------------------------------------
SHARE DATA
Basic weighted-average number of shares                                             75,370            80,025           78,882
Diluted weighted-average number of shares                                           89,105            97,460           98,176
Earnings per share
  Basic:   Continuing operations                          29.4       11.1      $      4.02       $      4.07      $      3.70
           Discontinued BIS operations(1)                                                                                0.77
           Cumulative effect of changes in accounting
           principles(2)
           Net income                                     20.1       10.4             4.02              4.07             4.47
  Diluted: Continuing operations                          26.3        9.8      $      3.53       $      3.49      $      3.11
           Discontinued BIS operations(1)                                                                                0.62
           Cumulative effect of changes in accounting
           principles(2)
           Net income                                     17.1        9.2             3.53              3.49             3.73
Dividends declared per common share(3)                     4.5        3.2             0.92              0.89             0.80
Common stock price: High                                                                59 13/16          65               59 5/8
                    Low                                                                 44 1/8            46               40 1/2
                    Close                                                               56 7/8            58 15/16         50 13/16
Shareholders' equity per common share                      9.6        7.2      $     18.09       $     19.07      $     17.33
Price/earnings ratio(4)                                                               16.1              16.9             13.6
Adjusted price/earnings ratio(5)                                                      15.4              17.9             19.3
-----------------------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
Treasury Stock Purchases:  Number of shares                                          9,049             3,704            4,725
                           Cost                                                $   464,835       $   210,141      $   255,533
Payment of cash dividends                                                           81,002            85,526           77,152
Ratio of earnings to fixed charges(6)                                                  5.6               6.2              5.3
At year end
  Total assets                                                                 $ 4,243,526       $ 4,192,334      $ 4,257,097
  Long-term debt (excluding current maturities)                                  1,591,910         1,260,814        1,329,001
  Total debt                                                                     1,672,272         1,300,754        1,527,278
  Shareholders' equity                                                           1,541,470         1,780,684        1,662,731
  Return on average shareholders' equity(7)                                           18.3%             19.7%            22.8%
  Current ratio                                                                        1.1               1.1              0.8
  Total debt/total capital ratio                                                      52.0%             42.2%            47.9%

(1) Results of operations of the company's Business Information Services (BIS) Division (discontinued in 1997) and the gains on the sales of BIS companies are presented as "discontinued BIS operations."
(2) For 1995, the cumulative effect of change in accounting principle relates to the implementation of FAS 116-Accounting for Contributions Received and Contributions Made. For 1992, the cumulative effect of change in accounting principle relates to the implementation of FAS 109-Accounting for Income Taxes and FAS 106-Accounting for Postretirement Benefits Other Than Pensions.
(3) On January 28, 1997, the Board of Directors declared a $.20 per share dividend. The quarterly dividend previously paid in January was paid on February 24, 1997, to shareholders of record as of the close of business on February 12, 1997.
(4) Price/earnings ratio is computed by dividing closing market price by diluted earnings per share.

---------------------------------------------------------------------------------------------------------------------------
  Dec. 28         Dec. 29         Dec. 31         Dec. 25         Dec. 26         Dec. 27         Dec. 29         Dec. 30
    1997            1996            1995            1994            1993            1992            1991            1990
---------------------------------------------------------------------------------------------------------------------------
$ 2,060,772     $ 1,659,336     $ 1,534,761     $ 1,414,343     $ 1,324,312     $ 1,294,944     $ 1,284,748     $ 1,409,149
    521,135         457,306         444,506         426,799         418,726         406,388         386,363         355,174
    103,515          65,913          32,789          91,818          69,689          47,747          35,100          26,471
---------------------------------------------------------------------------------------------------------------------------
  2,685,422       2,182,555       2,012,056       1,932,960       1,812,727       1,749,079       1,706,211       1,790,794
---------------------------------------------------------------------------------------------------------------------------
  2,029,587       1,735,639       1,691,655       1,534,496       1,460,563       1,408,480       1,401,750       1,420,426
    149,802         113,778          92,134          90,310          90,712          84,144          81,375          86,946
---------------------------------------------------------------------------------------------------------------------------
  2,179,389       1,849,417       1,783,789       1,624,806       1,551,275       1,492,624       1,483,125       1,507,372
---------------------------------------------------------------------------------------------------------------------------
    506,033         333,138         228,267         308,154         261,452         256,455         223,086         283,422
   (102,662)        (73,137)        (59,512)        (44,216)        (44,403)        (52,358)        (68,806)        (71,784)
    290,481          50,208          14,062           1,799           2,987          13,855          35,820          17,007
   (297,348)       (124,829)        (72,861)       (106,493)        (83,281)        (82,496)        (67,965)        (88,076)
---------------------------------------------------------------------------------------------------------------------------
    396,504         185,380         109,956         159,244         136,755         135,456         122,135         140,569
     16,511          82,493          57,426          11,656          11,334          10,630           9,933           8,476
                                     (7,320)                                       (105,200)
---------------------------------------------------------------------------------------------------------------------------
$   413,015     $   267,873     $   160,062     $   170,900     $   148,089     $    40,886     $   132,068     $   149,045
===========================================================================================================================
       18.8%           15.3%           11.3%           15.9%           14.4%           14.7%           13.1%           15.8%
---------------------------------------------------------------------------------------------------------------------------
     88,475          96,021          99,451         107,888         109,702         108,948         102,586         100,098
    101,314          97,420         100,196         108,551         110,663         110,356         103,594         101,366
$      4.40     $      1.93     $      1.11     $      1.48     $      1.25     $      1.24     $      1.19     $      1.40
       0.19            0.86            0.57            0.10            0.10            0.11            0.10            0.09
                                      (0.07)                                          (0.97)
       4.59            2.79            1.61            1.58            1.35            0.38            1.29            1.49
$      3.91     $      1.90     $      1.10     $      1.47     $      1.24     $      1.22     $      1.18     $      1.39
       0.17            0.85            0.57            0.10            0.10            0.10            0.09            0.08
                                      (0.07)                                          (0.95)
       4.08            2.75            1.60            1.57            1.34            0.37            1.27            1.47
       0.80            0.58 1/2        0.74            0.73            0.70            0.70            0.70            0.67
         57 1/8          42              33 5/16         30 1/2          32 1/2          32 1/16         28 3/4          29
         35 3/4          29 7/8          25 1/8          23 1/4          25 5/16         25 3/8          21 7/8          18 1/2
         50 3/16         39 1/4          31 1/4          25 7/16         29 11/16        29 1/16         25 3/8          22 15/16
$     15.65     $     12.12     $     11.43     $     11.58     $     11.33     $     10.75     $     10.72     $      9.05
       12.3            14.3            19.5            16.2            22.2            78.5            20.0            15.6
       21.8            21.6            28.4            17.3            23.9            23.8            21.5            16.5
---------------------------------------------------------------------------------------------------------------------------
     13,824           6,219          11,509           5,045           1,500                                           5,325
$   643,375     $   221,768     $   319,363     $   136,977     $    40,693     $        --     $        --     $   129,909
     78,335          74,262          74,377          77,942          76,787          75,992          71,087          66,422
        7.1             4.0             3.2             5.2             4.4             3.8             2.8             3.3
$ 4,355,142     $ 2,860,907     $ 2,966,321     $ 2,409,239     $ 2,399,067     $ 2,431,307     $ 2,305,731     $ 2,244,919
  1,599,133         771,335       1,000,721         411,504         410,388         495,941         556,797         803,914
  1,668,830         821,335       1,013,850         411,504         451,075         560,245         606,840         823,958
  1,551,673       1,131,508       1,110,970       1,224,654       1,243,169       1,181,812       1,148,620         894,913
       30.8%           23.9%           14.3%           13.9%           12.2%           12.0%           12.9%           16.5%
        1.1             1.0             1.1             1.0             1.0             1.1             1.1             1.2
       51.8%           42.1%           47.7%           25.2%           26.6%           32.2%           34.6%           47.9%

(5) Adjusted price/earnings ratio is computed by dividing closing market price by diluted earnings per share from continuing operations. For comparability purposes, diluted earnings per share from continuing operations was adjusted to exclude relocation and severance costs and gains and losses on sales, exchange and write-down of investments.
(6) The ratio of earnings to fixed charges is computed by dividing earnings (as adjusted for fixed charges and undistributed equity income from unconsolidated subsidiaries) by fixed charges for the period. Fixed charges include the interest on debt (before capitalized interest), the interest component of rental expense, and the proportionate share of interest expense on guaranteed debt of certain equity-method investees and on debt of 50%-owned companies.
(7) Return on average shareholders' equity is computed by dividing net income before the cumulative effect of changes in accounting principles in 1995 and 1992, including the results of discontinued operations in 1988 through 1998, by average shareholders' equity. Average shareholders' equity is the average of shareholders' equity on the first day and the last day of the fiscal year.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
Certain statements in this annual report on Form 10-K are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated.

Potential risks and uncertainties that could adversely affect the company's ability to obtain these results include, without limitations, the following factors: (a) increased consolidation among major retailers or other events that might adversely affect business operations of major customers and depress the level of local and national advertising; (b) an economic downturn in some or all of the company's principal newspaper markets that might lead to decreased circulation or decreased local or national advertising; (c) a decline in general newspaper readership patterns as a result of competitive alternative media or other factors; (d) an increase in newsprint costs over the levels anticipated;
(e) labor disputes that might cause revenue declines or increased costs; (f) acquisitions of new businesses or dispositions of existing businesses; (g) increases in interest or financing costs; and (h) rapid technological changes and frequent new product introductions prevalent in electronic publishing, including the evolution of the Internet.

Knight Ridder is the nation's second-largest newspaper publisher, with products in print and online. The company publishes 32 daily newspapers in 28 U.S. markets, with a readership of 8.5 million daily and 12.6 million Sunday. Knight Ridder also has investments in a variety of Internet and technology companies and two newsprint production companies. The company's Internet operation, KnightRidder.com, creates and manages a variety of online services, including the Real Cities Network of regional hubs in 38 U.S. markets. In 2000, the gross revenue from these businesses was about $3.2 billion.

GLOSSARY OF NEWSPAPER ADVERTISING TERMS
The following definitions may be helpful when reading Management's Discussion and Analysis of Operations.

RETAIL Display advertising from local merchants, such as department and grocery stores, selling goods and services to the public.

GENERAL Display advertising by national advertisers that promotes products or brand names on a nationwide basis.

CLASSIFIED Locally placed ads listed together and organized by category, such as real estate sales, employment opportunities or automobile sales, and display-type advertisements in these same categories.

FULL-RUN Advertising appearing in all editions of a newspaper.

PART-RUN Advertising appearing in select editions or zones of a newspaper's market. Part-run advertising is translated into full-run equivalent linage (referred to as factored) based on the ratio of the circulation in a particular zone to the total circulation of a newspaper.

RUN-OF-PRESS (ROP) All advertising printed on Knight Ridder presses and appearing within a newspaper.

PREPRINT Advertising supplements prepared by advertisers and inserted into a newspaper.

ANALYSIS BY SEGMENT
The following sections discuss the segment results of the company's principal lines of business, newspaper and online. Online results are included in the "Other Revenue" line of total revenue and primarily consist of Web banner, classified and recruitment advertising.

Newspaper revenue is derived principally from advertising and newspaper sales. Advertising revenue accounted for about 78.1% of consolidated revenue in 2000. This revenue comes from the three basic categories of advertising - retail, general and classified. Newspaper advertising volume is categorized as either run-of-press (ROP) or preprint. Volume for ROP advertising is measured in terms of either full-run or part-run advertising linage. By using part-run advertising, advertisers can target their messages to selected geographically zoned market segments.

Circulation revenue results from the sale of newspapers. Circulation of daily and Sunday newspapers accounted for 16.3% of consolidated revenue in 2000. It is reported at the net wholesale price for newspapers delivered or sold by independent contractors and at the retail price for newspapers delivered or sold by employees and by delivery agents who are paid a fee for delivery of the newspapers.

Other revenue comes from commercial job printing, niche and book publications, online services, newsprint waste sales, audiotext and other miscellaneous sources.

SUMMARY OF OPERATIONS A summary of the company's operations, certain share data and other financial information for the past 11 years is provided on pages 10 and 11. Compound growth rates for the past five- and 10-year periods are also included, if applicable. A review of this summary and of the supplemental information on pages 2 through 5 will provide a better understanding of the following discussion and analysis of operating results and of the financial statements as a whole. The supplemental information contains financial data for the company's largest newspapers and information regarding the company's properties, technology and raw materials used in operations.

RESULTS OF OPERATIONS: 2000, 1999 AND 1998

The company's fiscal year ends on the last Sunday of the calendar year. Results for 2000 are for the 53 weeks ended December 31, and results for 1999 and 1998 are for the 52 weeks ended December 26 and December 27, respectively. The following tables set forth the results of operations for the periods ended December 31, 2000, December 26, 1999, and December 27, 1998, which are discussed in more detail on pages 14 and 15.

                                                                                                            Change
(In Thousands of Dollars,                                                                              ---------------
Except Per Share AmountS)                                    2000           1999          1998         00-99     99-98
----------------------------------------------------------------------------------------------------------------------
Operating revenue                                        $ 3,211,767    $ 3,033,775   $ 2,895,554       5.9%      4.8%
Operating income                                             668,772        621,422       504,623       7.6%     23.1%
Income
  Continuing operations
      Before gains (losses) on investments and assets,
         Severance and relocation costs                      329,436        321,146       273,162       2.6%     17.6%
      Gains (losses) on investments and assets,
         severance and relocation costs                      (15,073)        18,793        32,469
  Discontinued operations                                                                  60,226
                                                         ----------------------------------------
  Net income                                             $   314,363    $   339,939   $   365,857      (7.5)%    (7.1)%
                                                         ========================================
Diluted earnings per share
  Continuing operations
      Before gains (losses) on investments and assets,
         Severance and relocation costs                         3.70           3.30          2.78      12.1%     18.7%
      Gains (losses) on investments and assets,
         severance and relocation costs                        (0.17)          0.19          0.33
  Discontinued operations                                                                    0.62
                                                         ----------------------------------------
  Net income                                             $      3.53    $      3.49   $      3.73       1.1%     (6.4)%
                                                         ========================================

Knight Ridder earned $3.70 per diluted share from continuing operations in 2000, up $0.40, or 12.1%, from the $3.30 earned in 1999, excluding one-time gains and losses on investments and assets and severance from both years. On a comparable basis, the company's earnings per diluted share was $3.30 in 1999, up $.52, or 18.7%, from the $2.78 earned in 1998.

NEWSPAPER DIVISION

OPERATING REVENUE The following table summarizes the results of Operating Revenue of the Newspaper Division and related full-run ROP linage statistics for the periods ended December 31, 2000, December 26, 1999 and December 27, 1998.

                                    2000                                             Change
                          -----------------------                               --------------
In Thousands               53 Weeks     52 Weeks       1999         1998        00-99*   99-98
----------------------------------------------------------------------------------------------
Operating revenue
  Advertising
     Retail               $1,104,767   $1,081,188   $1,065,971   $1,026,926      1.4%     3.8%
     General                 336,613      331,010      289,894      240,258     14.2%    20.7%
     Classified            1,066,457    1,052,956      997,656      955,413      5.5%     4.4%
                          -------------------------------------------------
         Total             2,507,837    2,465,154    2,353,521    2,222,597      4.7%     5.9%
                          -------------------------------------------------
  Circulation                523,856      514,053      525,686      533,340     (2.2)%   (1.4)%
  Other                      134,896      133,733      123,172      121,713      8.6%     1.2%
                          -------------------------------------------------
Total operating revenue   $3,166,589   $3,112,940   $3,002,379   $2,877,650      3.7%     4.3%
                          =================================================
Average circulation(1)
  Daily                        3,911           --        3,932        3,998     (0.5)%   (1.7)%
  Sunday                       5,308           --        5,400        5,507     (1.7)%   (1.9)%
Advertising linage(1)
Full-run
  Retail                      18,231           --       18,355       18,518     (0.7)%   (0.9)%
  General                      3,432           --        2,730        2,172     25.7%    25.7%
  Classified                  20,798           --       19,847       19,026      4.8%     4.3%
                          -------------------------------------------------
     Total full-run           42,461           --       40,932       39,716      3.7%     3.1%
                          =================================================

*    Excluding the 53rd week in 2000 for revenue amounts only
(1)  Circulation and linage statistics were not restated on a 52-week basis.

Retail advertising was up 1.4% in 2000 from 1999 on a full-run ROP linage decrease of 0.7%. The weak results were due primarily to consolidations and bankruptcies in many major markets. In 1999, retail advertising was up 3.8% from 1998 on a 0.9% decrease in full-run ROP linage. General advertising revenue had strong growth in 2000, up 14.2% from 1999 on a full-run ROP linage increase of 25.7%. This increase was due largely to a surge of e-commerce and Internet-related advertising and strength in telecommunications, financial and travel advertising. In 1999, general advertising was up 20.7% from 1998 on a 25.7% increase in full-run ROP linage. Classified advertising was up 5.5% in 2000 from 1999 on a full-run ROP linage increase of 4.8%. This increase reflected a relatively strong first half of 2000, up 7.8%. In 1999, classified was up 4.4% from 1998 on a 4.3% increase in full-run ROP linage. Help wanted contributed significantly to the classified growth in both years.

Circulation revenue decreased 2.2% in 2000 from 1999 on a 0.5% decrease in daily circulation and a 1.7% decrease in Sunday circulation. The decline in circulation came primarily from a few large markets, and the company expects circulation to remain essentially flat in 2001.

In 1999, circulation revenue decreased by $7.7 million, or 1.4% from 1998. Daily circulation decreased 1.7% and Sunday circulation decreased 1.9% during the same period.

OPERATING COSTS The following table summarizes operating costs for the Newspaper Division for the periods ended December 31, 2000, December 26, 1999 and December 27, 1998.

                                                  2000                                                     Change
                                      ---------------------------                                     ---------------
In Thousands                            53 Weeks        52 Weeks         1999            1998         00-99*    99-98
---------------------------------------------------------------------------------------------------------------------
Operating costs
Labor and employee benefits           $ 1,166,308     $ 1,132,693    $ 1,099,932     $ 1,089,976       3.0%      0.9%
Newsprint, ink and supplements            473,724         465,534        449,577         478,239       3.5%     (6.0)%
Other operating costs                     604,758         597,652        593,208         573,736       0.7%      3.4%
Depreciation and amortization             179,243         179,167        176,340         175,960       1.6%      0.2%
                                      -----------     -----------    -----------     -----------
Total operating costs                 $ 2,424,033     $ 2,375,046    $ 2,319,057     $ 2,317,911       2.4%      0.0%
                                      ===========     ===========    ===========     ===========

*    Excluding the 53rd week in 2000

The increase in labor and employee benefits in 2000 from 1999 resulted from a 4.5% increase in the average wage per employee, and an increase of 0.5% in the number of full-time-equivalent employees. Bonus and incentive costs were down 2.5% while benefit costs were up 12.3% from 1999. The increase in benefit costs was due to higher health and welfare claims. During 2000, the company incurred $17.2 million in severance costs. In 1999, the company incurred $4.7 million in newspaper severance and corporate relocation costs. The relocation costs resulted from the move of the company headquarters from Miami to San Jose. Without these severance and relocation costs, labor and employee benefits increased 1.8% in 2000 from 1999. On a comparable basis and excluding corporate relocation and newspaper severance costs, labor and employee benefits were up $20.3 million, or 4.9%, in 1999 from 1998, on a 1.2% decrease in the work force and an average wage rate increase of 3.8%, offset by a decline in employee benefit costs.

The increase in the cost of newsprint, ink and supplements in 2000 was due primarily to a 3.3% increase in the average cost per ton of newsprint and an increase of 2.0% in newsprint consumption from 1999. For 1999 compared to 1998, the decrease in newsprint, ink and supplements was due to a 12.3% decrease in the average cost per ton of newsprint, offset slightly by a 0.7% increase in newsprint consumption.

Other operating costs remained relatively constant from 1999 to 2000, increasing 0.7%. The increase was due to strike preparation and outside service costs in San Jose, and circulation promotion costs at various newspapers. In addition, bankruptcies resulted in an increase in the reserve for bad debt expense. Offsetting these unfavorable variances was a decrease in legal fees as a result of a settlement in Detroit.

The increase in other operating expenses from 1998 to 1999 was due primarily to an increase in the cost of contract services and legal fees and an increase in the reserve for bad debt expense.

For 2000, depreciation and amortization expense increased 1.6% from 1999. The increase in depreciation resulted from a slightly larger asset base.

ONLINE DIVISION

GLOSSARY OF ONLINE TERMS
UNIQUE VISITORS Number of persons who visited a site or network of sites at least once in the month. Visitors to multiple sites in a network in a given month are counted only once as a unique visitor for that network. In separate, individual site tallies, they are counted once as a unique visitor for each site visited.

PAGE VIEWS Total requests for HTML pages or unique screens of information as presented to the user, including co-branded pages from partner sites.

ONLINE ACTIVITIES During the first quarter of 2000, the company consolidated all its Internet operations under a new business unit, KnightRidder.com. Previously, Knight Ridder's Internet activities were reported and managed as a part of the company's newspaper operations. KnightRidder.com controls all of Knight Ridder's online efforts, including the Web sites previously operated by the newspapers. KnightRidder.com operates and manages the Real Cities Network, which consists of all Knight Ridder Web sites and those of several other media affiliates. The company expects significant growth from these operations in 2001.

                                                                                          Change
                                                                                     --------------
(In Thousands)                             2000           1999          1998         00-99    99-98
---------------------------------------------------------------------------------------------------
Operating costs
  Labor and employee benefits            $ 39,901       $ 27,279      $ 23,491       46.3%    16.1%
  Other operating costs                    48,643         26,339        14,300       84.7%    84.2%
  Depreciation and amortization             2,655          1,819         1,288       46.0%    41.2%
                                         -------------------------------------
     Total operating costs               $ 91,199       $ 55,437      $ 39,079       64.5%    41.9%
                                         =====================================

Operating revenue                        $ 45,178       $ 31,396      $ 17,904       43.9%    75.4%
Unique visitors                            47,148         37,001        25,875       27.4%    43.0%
Average monthly page views                153,541        104,246        61,351       47.3%    69.9%


The increase in labor and employee benefits was due primarily to increases in full-time employees. Other operating costs increased primarily as a result of increased promotion-related expenses and volume-related fees paid to advertising and content providers. Depreciation and amortization expense increased due to the acquisition of additional equipment.

NON-OPERATING ITEMS
Net interest expense increased $23.1 million, or 25.7%, in 2000 from 1999 as a result of higher debt levels and an increase in the average effective interest rate. For 1999, net interest expense decreased $8.2 million from 1998, or 8.4%, due to lower debt levels. The average debt balance increased $371.5 million in 2000. It decreased $180.9 million from 1998 to 1999. The increase in debt during 2000 was due to share repurchases and the acquisition of Career Holdings, Inc.

From 1999 to 2000, equity in earnings of unconsolidated companies and joint ventures decreased $21.1 million due to losses from CareerBuilder, Inc., and a decrease in earnings from investments in the Seattle Times Company and newsprint mills. From 1998 to 1999, equity in earnings of unconsolidated companies decreased $10.8 million, due to a decrease in earnings from newsprint mill investments, InfiNet Company and various other investments.

The "Other, Net "line of the non-operating section decreased $45.1 million or 126% in 2000 from 1999. The decline was due almost entirely to gains on the sale of assets and the write-down of certain Internet-related investments in 2000. The results in 2000 include gains from the sale of two companies the company had minority investments in - Cadabra, Inc., and Prio, Inc. The write-down of Internet-related investments was for other than temporary declines in the market value of InfoSpace, Inc., GoTo.com, Inc., and Webvan Group, inc. Results in 1999 included a gain on the sale of shares of AT&T Corporation, Zip2 Corp. and SportsLine USA, Inc., partially offset by adjustments in the carrying value of certain other assets.

ACQUISITIONS
In August 2000, Career Holdings, Inc., a company jointly controlled by KnightRidder.com and Tribune Co., completed the acquisitions of CareerBuilder, Inc., and CareerPath.com, Inc., respectively. In the CareerBuilder acquisition, a wholly owned subsidiary of Career Holdings made a tender offer for all of CareerBuilder's common stock at a price of $8 per share in cash. The tender offer, which began on July 25, 2000, and expired on August 21, 2000, was followed by the merger of the subsidiary into CareerBuilder on August 24, 2000. The CareerPath.com acquisition was accomplished by the merger of a wholly owned subsidiary of Career Holdings into CareerPath.com on August 31, 2000. Knight Ridder's share of the total purchase price for the CareerBuilder and CareerPath.com acquisitions was approximately $250 million. The company, through KnightRidder.com, currently owns a 46.4% interest in Career Holdings, Inc.

DISPOSITIONS
On March 18, 1998, the company closed on the sale of its remaining interest in a cable system jointly owned with Tele-Communications, Inc. (TCI). On February 2, 1998, the company sold the Post-Tribune in Gary, Ind., to Hollinger International, Inc. The proceeds from these sales were $95.8 million, consisting of $58.1 million in cash and TCI stock with an aggregate market value of $37.7 million. The pretax and after-tax gains on the sales were $75.3 million and $45.0 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operations is the company's primary source of liquidity. Management is focused on growing cash flow and on managing cash effectively. In addition, the company uses financial leverage to minimize the overall cost of capital and maintain adequate operating and financial flexibility.

Management monitors leverage through its interest coverage and cash-flow-to-debt ratios. The following schedule summarizes these ratios for the years ended December 31, 2000, and December 26, 1999:

                                      2000           1999
----------------------------------------------------------
  Interest coverage ratio(a)          7.3:1          8.3:1
  Cash flow to debt(b)                30.0%          40.2%

(a) Defined as operating income plus depreciation and amortization divided by interest expense
(b)  Defined as net income plus depreciation and amortization divided by debt

The company's interest coverage ratio and cash flow to debt ratio decreased in 2000 from 1999 primarily due to the $254.7 million increase in treasury stock purchases in 2000 over 1999 as well as the acquisition of other business and investments in 2000, including Career Holdings Inc. (CareerBuilder), for approximately $194.5 million.

The company's financial position remained strong throughout 2000, with cash and cash equivalents and short-term investments of $41.7 million at December 31, 2000, compared with $34.1 million at December 26, 1999. During 2000, cash flows from operating activities were used to fund treasury stock purchases of $464.8 million. In addition, the company paid dividends of $81.0 million during 2000.

Cash provided by operating activities was $417.2 million in 2000, compared with $505.7 million in 1999. The decrease in 2000 was partially attributed to lower net income, exclusive of gains on sales of investments in both years and the gain on the sale of a building in 2000.

At December 31, 2000, working capital was $67.7 million, compared with $73.2 million at December 26, 1999. The decrease in working capital from 1999 to 2000 was due primarily to a $40.4 million increase in short-term borrowings, partially offset by decreases in accounts payable of $21.2 million and accrued compensation of $11.7 million.

Cash required for investing activities was primarily for the purchase of $108.0 million of property and equipment and $194.5 million for the acquisition of businesses and other investments, including Career Holdings, Inc.
(CareerBuilder) in August 2000, partially offset by proceeds of $15.7 million from the sale of certain assets.

The company invests excess cash in short- and long-term investments, depending on projected cash needs from operations, capital expenditures and other business purposes. The company supplements internally generated cash flow with a combination of short- and long-term borrowings. Average outstanding commercial paper during the year was $638.4 million, with an average effective interest rate of 6.0%. At December 31, 2000, the company's revolving credit and term loan agreements, which back up the commercial paper outstanding, had a remaining availability of $157.0 million. The 364-day revolving credit and term loan portion of the facility matures in June 2001; however, the company has the option and intention to renew this facility for an additional term through June 2002. In February 2000, Moody's upgraded the company's short- and long-term debt to P1 and A2, respectively. At year end, Standard & Poor's and Fitch continued to rate the company's short- and long-term debt at A-1 and A, and F1 and A, respectively.

The company believes it has adequate access to the capital debt markets to meet its short- and long-term capital needs. Such access includes the company's $1 billion commercial paper and its $200 million extendable commercial notes.

During 2000, the company repurchased 9.0 million common shares at a total cost of $464.8 million and an average cost of $51.37 per share. At year end, authorization remained to purchase 2.5 million shares.

The company's operations have historically generated strong positive cash flow, which, along with the company's commercial paper program, revolving credit lines and ability to issue public debt, has provided adequate liquidity to meet the company's short- and long-term cash requirements, including requirements for working capital and capital expenditures.

The company's capital spending program includes normal replacements, productivity improvements, capacity increases, building construction and expansion and printing press equipment. Over the past three years, capital expenditures, excluding the discontinued BIS operations, have totaled $320.1 million for additions and improvements to properties.

Additions to property, plant and equipment increased by $15.4 million to $108.0 million in 2000 from $92.6 million in 1999, due primarily to higher expenditures for year 2000 capital projects. Expenditures in 2000 included $7.6 million for press projects in Fort Worth and Miami. The $37.8 million Fort Worth press expansion was completed during 2000, and the $109.2 million Miami press expansion is scheduled to be completed in 2001. During 2000, $10.4 million was spent on a $27.2 million press project at The Wichita Eagle that is scheduled for completion in 2003. These press replacement projects are expected to significantly improve reliability, speed, print quality and page and color capacity, and reduce waste.

Also during 2000, $3.3 million was spent to begin an $11.8 million mailroom and insertion facility project in Lexington, to be completed by the end of 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

BORROWINGS By balancing the mix of variable- versus fixed-rate borrowings, the company manages the interest-rate risk of its debt portfolio. Note 3 to the Consolidated Financial Statements includes information related to the contractual interest rates and fair value of the individual borrowings within the portfolio. A hypothetical 10% change in interest rates would increase interest expense associated with both fixed- and variable-rate borrowings by approximately $11.4 million. This hypothetical interest rate change would also decrease the fair value of the fixed debt by $64.6 million.

NEWSPRINT The company consumed approximately 761,700 metric tons of newsprint in 2000, excluding Detroit. This represents 15.3% of the company's 2000 total operating expenses. Under the caption "Newsprint" on page 3, the company has included information on its suppliers, the long-term purchase agreements used to manage the related risk of price increases, and natural hedges the company has in place through its investment in newsprint mills.

COLLECTIVE BARGAINING AGREEMENTS About 37% of the company's 22,000 employees are represented by approximately 70 local unions and work under multi-year collective bargaining agreements. These agreements are typically renegotiated in the years in which they expire.

During 2001, there will be negotiations to extend collective bargaining agreements with a single union at each of six newspapers. Individual newspapers that are unionized to a greater or lesser degree include those in Akron, Detroit, Duluth, Fort Wayne, Grand Forks, Kansas City, Lexington, Monterey, Philadelphia, St. Paul, San Jose, State College and Wichita.

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

CONSOLIDATED BALANCE SHEET
(In thousands, except share data)

                                                                                        Dec. 31, 2000     Dec. 26, 1999
----------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash, including short-term cash investments of $7,001 in 2000 and $5,598 in 1999          $ 41,661          $ 34,084
  Accounts receivable, net of allowances of $20,238 in 2000 and $15,917 in 1999              416,498           423,016
  Inventories                                                                                 52,786            39,238
  Prepaids                                                                                    30,767            32,246
  Other current assets                                                                        34,382            41,720
----------------------------------------------------------------------------------------------------------------------
     Total Current Assets                                                                    576,094           570,304
----------------------------------------------------------------------------------------------------------------------
INVESTMENTS AND OTHER ASSETS
  Equity in unconsolidated companies and joint ventures                                      304,486           206,880
  Other                                                                                      202,951           181,583
----------------------------------------------------------------------------------------------------------------------
     Total Investments and Other Assets                                                      507,437           388,463
----------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
  Land and improvements                                                                       96,925            93,995
  Buildings and improvements                                                                 460,770           484,163
  Equipment                                                                                1,265,866         1,244,110
  Construction and equipment installations in progress                                        57,694            67,922
----------------------------------------------------------------------------------------------------------------------
                                                                                           1,881,255         1,890,190
  Less accumulated depreciation                                                             (841,812)         (831,041)
----------------------------------------------------------------------------------------------------------------------
     Net Property, Plant and Equipment                                                     1,039,443         1,059,149
----------------------------------------------------------------------------------------------------------------------
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS
  Less accumulated amortization of $396,307 in 2000 and $331,504 in 1999                   2,120,552         2,174,418
----------------------------------------------------------------------------------------------------------------------
     Total                                                                               $ 4,243,526       $ 4,192,334
----------------------------------------------------------------------------------------------------------------------

See "Notes to Consolidated Financial Statements."

                                                                                        Dec. 31, 2000     Dec. 26, 1999
----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                                         $ 121,300         $ 142,460
  Accrued expenses and other liabilities                                                     101,660           100,668
  Accrued compensation and amounts withheld from employees                                   114,810           126,529
  Federal and state income taxes                                                              16,928            16,039
  Deferred revenue                                                                            73,300            71,505
  Short-term borrowings and current portion of long-term debt                                 80,362            39,940
----------------------------------------------------------------------------------------------------------------------
     Total Current Liabilities                                                               508,360           497,141
----------------------------------------------------------------------------------------------------------------------

NONCURRENT LIABILITIES
  Long-term debt                                                                           1,591,910         1,260,814
  Deferred federal and state income taxes                                                    269,702           306,636
  Postretirement benefits other than pensions                                                137,791           145,143
  Employment benefits and other noncurrent liabilities                                       191,847           197,045
----------------------------------------------------------------------------------------------------------------------
     Total Noncurrent Liabilities                                                          2,191,250         1,909,638
----------------------------------------------------------------------------------------------------------------------

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES                                                2,446             4,871

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY
  Preferred stock, $1.00 par value; shares authorized - 20,000,000;
     shares issued - 1,110,500 in 2000 and 1,374,100 in 1999                                   1,111             1,374
  Common stock, $.02 1/12 par value; shares authorized - 250,000,000;
     shares issued - 74,036,046 in 2000 and 79,654,493 in 1999                                 1,542             1,659
  Additional capital                                                                         919,582           938,969
  Retained earnings                                                                          622,801           798,971
  Accumulated other comprehensive income (loss)                                               (1,301)           42,084
  Treasury stock, at cost; 41,009 shares in 2000 and 42,510 shares in 1999                    (2,265)           (2,373)
----------------------------------------------------------------------------------------------------------------------
     Total Shareholders' Equity                                                            1,541,470         1,780,684
----------------------------------------------------------------------------------------------------------------------
     Total                                                                               $ 4,243,526       $ 4,192,334
======================================================================================================================


See "Notes to Consolidated Financial Statements."

CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)

Year Ended                                                                       Dec. 31, 2000   Dec. 26, 1999    Dec. 27, 1998
------------------------------------------------------------------------------------------------------------------------------

OPERATING REVENUE
   Advertising
       Retail                                                                     $ 1,104,766     $ 1,065,970      $ 1,026,926
       General                                                                        336,613         289,894          240,258
       Classified                                                                   1,066,457         997,656          955,413
------------------------------------------------------------------------------------------------------------------------------
         Total                                                                      2,507,836       2,353,520        2,222,597
   Circulation                                                                        523,856         525,686          533,340
   Other                                                                              180,075         154,569          139,617
------------------------------------------------------------------------------------------------------------------------------
         Total Operating Revenue                                                    3,211,767       3,033,775        2,895,554
------------------------------------------------------------------------------------------------------------------------------

OPERATING COSTS
   Labor and employee benefits                                                      1,220,221       1,152,432        1,109,242
   Newsprint, ink and supplements                                                     460,463         437,054          488,802
   Other operating costs                                                              674,714         639,924          611,775
   Depreciation and amortization                                                      187,597         182,943          181,112
------------------------------------------------------------------------------------------------------------------------------
         Total Operating Costs                                                      2,542,995       2,412,353        2,390,931
------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                      668,772         621,422          504,623
------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Interest expense                                                                  (116,652)        (97,444)        (105,936)
   Interest expense capitalized                                                         2,230           5,197            4,516
   Interest income                                                                      1,553           2,425            3,411
   Equity in earnings (losses) of unconsolidated companies and joint ventures          (8,506)         12,571           23,309
   Minority interests in earnings of consolidated subsidiaries                        (12,814)        (11,984)         (10,749)
   Other, net                                                                          (9,293)         35,828           88,742
------------------------------------------------------------------------------------------------------------------------------
         Total                                                                       (143,482)        (53,407)           3,293
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                            525,290         568,015          507,916
Income taxes                                                                          210,927         228,076          202,285
------------------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                                                     314,363         339,939          305,631
Net gain on sale of discontinued BIS operations, net of applicable income
    taxes of $43,752 in 1998                                                                                            60,042
Income from discontinued BIS operations, net of applicable income taxes
   of $133 in 1998                                                                                                         184
------------------------------------------------------------------------------------------------------------------------------
         Net Income                                                                 $ 314,363       $ 339,939        $ 365,857
==============================================================================================================================

EARNINGS PER SHARE
   Basic:
       Income from continuing operations                                               $ 4.02          $ 4.07           $ 3.70
       Net gain on sale of discontinued BIS operations                                                                     .76
       Income from discontinued BIS operations, net                                                                        .01
------------------------------------------------------------------------------------------------------------------------------
         Net Income                                                                    $ 4.02          $ 4.07           $ 4.47
==============================================================================================================================

Diluted:
   Income from continuing operations                                                   $ 3.53          $ 3.49           $ 3.11
   Net gain on sale of discontinued BIS operations                                                                         .61
   Income from discontinued BIS operations, net                                                                            .01
------------------------------------------------------------------------------------------------------------------------------
         Net Income                                                                    $ 3.53          $ 3.49           $ 3.73
==============================================================================================================================

AVERAGE SHARES OUTSTANDING (000S)
   Basic                                                                               75,370          80,025           78,882
   Diluted                                                                             89,105          97,460           98,176

See "Notes to Consolidated Financial Statements."

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)

Year Ended                                                                            Dec. 31, 2000  Dec. 26, 1999   Dec. 27, 1998
---------------------------------------------------------------------------------------------------------------------------------

CASH PROVIDED BY (REQUIRED FOR) OPERATING ACTIVITIES                                     $ 314,363      $ 339,939       $ 365,857
   Net income
       Noncash items deducted from (included in) income:

           Depreciation                                                                    111,124        101,444          94,503
           Amortization of goodwill                                                         68,567         67,503          66,496
           Amortization of other intangibles                                                 7,906         13,996          20,113
           Losses (gains) on sales, exchange and write-down of investments                  19,401        (37,655)        (75,251)
           Net gain on sale of discontinued BIS operations                                                                (60,042)
           Benefit for deferred taxes                                                       (8,759)        (1,895)         (8,444)
           Provision for bad debts                                                          27,070         24,440          20,439
           Earnings (losses) from investees less distributions                               1,505          2,506         (21,856)
           Minority interests in earnings of consolidated subsidiaries                      12,814         11,984          10,749
           Other items, net                                                                 15,200          7,913          25,931
   Change in certain assets and liabilities:
       Accounts receivable                                                                 (20,767)       (64,221)        (39,927)
       Inventories                                                                         (13,548)        19,871          (9,398)
       Other  assets                                                                       (97,390)       (22,452)          3,296
       Accounts payable                                                                    (21,160)       (22,098)        (20,299)
       Federal and state income taxes                                                        3,976         16,176         (52,234)
       Other liabilities                                                                    (3,062)        48,253         (22,782)
---------------------------------------------------------------------------------------------------------------------------------
                Net Cash Provided by Operating Activities                                  417,240        505,704         297,151
---------------------------------------------------------------------------------------------------------------------------------

CASH PROVIDED BY (REQUIRED FOR) INVESTING ACTIVITIES
   Proceeds from sales of investments                                                       35,058        119,810          62,444
   Proceeds from sale of discontinued BIS operations                                                                      125,000
   Proceeds from sale of building                                                           15,694
   Change in net noncurrent assets of discontinued BIS operations                                                             520
   Acquisition of businesses                                                              (194,476)       (38,403)
   Other investments                                                                                      (38,227)
   Additions to property and equipment                                                    (107,956)       (92,563)       (132,025)
   Other items, net                                                                         23,685         33,205         (35,642)
---------------------------------------------------------------------------------------------------------------------------------
       Net Cash Provided by (Required for) Investing Activities                           (227,995)       (16,178)         20,297
---------------------------------------------------------------------------------------------------------------------------------

CASH PROVIDED BY (REQUIRED FOR) FINANCING ACTIVITIES
   Proceeds from sale of commercial paper, notes payable and senior notes payable        3,953,248      2,397,615         914,926
   Payment of total debt                                                                (3,625,691)    (2,624,906)     (1,057,186)
---------------------------------------------------------------------------------------------------------------------------------
       Net Change in Total Debt excluding amortization of discounts                        327,557       (227,291)       (142,260)
   Payment of cash dividends                                                               (81,002)       (85,526)        (77,152)
   Issuance of common stock to employees and directors                                      29,867         50,335          44,411
   Purchase of treasury stock                                                             (464,835)      (210,141)       (255,533)
   Other items, net                                                                          6,745         (9,655)        (20,369)
---------------------------------------------------------------------------------------------------------------------------------
       Net Cash Required for Financing Activities                                         (181,668)      (482,278)       (450,903)
---------------------------------------------------------------------------------------------------------------------------------
           Net Increase (Decrease) in Cash                                                   7,577          7,248        (133,455)
Cash and short-term cash investments at beginning of year                                   34,084         26,836         160,291
---------------------------------------------------------------------------------------------------------------------------------
Cash and short-term cash investments at end of year                                       $ 41,661       $ 34,084        $ 26,836
=================================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION
   Noncash investing activities
       Securities received on the sale of investees                                      $ 195,624       $     --        $ 37,678
       Write-down of Internet-related investments                                         (167,827)
       Unrealized gains (net of tax) on investments available for sale                     109,442         23,346          18,738
   Noncash financing activities
       Conversion of preferred stock held by Disney to common stock
           Preferred stock                                                                    (263)          (381)
           Additional capital                                                              (98,872)      (142,842)
       Issuance of common stock upon conversion to preferred stock
           Preferred stock                                                                      55             79
           Additional capital                                                               99,080        143,144

See "Notes to Consolidated Financial Statements."

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands of dollars, except share data)

                                                                                        Preferred       Common         Treasury
                                                                                          Shares        Shares          Shares
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DEC. 28, 1997                                                                1,754,930     81,597,631              --
  Issuance of common shares under stock option plan                                                      369,372
  Issuance of common shares under stock purchase plan                                                     81,672
  Issuance of treasury shares under stock option plan                                                                    638,420
  Issuance of treasury shares under stock purchase plan                                                                  267,927
  Issuance of treasury shares to nonemployee directors                                                                     3,333
  Issuance of treasury shares                                                                                             94,173
  Purchase of treasury shares                                                                                         (4,725,000)
  Retirement of treasury shares                                                                       (3,674,480)      3,674,480
  Tax benefits arising from employee stock plans
  Comprehensive income:
       Net income
       Change in unrealized gains on securities available for sale, net of tax of
         $12,492
       Comprehensive income
  Cash dividends declared
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DEC. 27, 1998                                                                1,754,930     78,374,195         (46,667)
  Issuance of common shares under stock option plan                                                      840,375
  Issuance of common shares under stock purchase plan                                                    336,001
  Conversion of preferred shares                                                         (380,830)     3,808,300
  Issuance of treasury shares to nonemployee directors                                                                     4,157
  Purchase of treasury shares                                                                                         (3,704,378)
  Retirement of treasury shares                                                                       (3,704,378)      3,704,378
  Tax benefits arising from employee stock plans
  Comprehensive income:
       Net income
       Change in unrealized gains on securities available for sale, net of tax of
         $15,564
       Comprehensive income
  Cash dividends declared
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DEC. 26, 1999                                                                1,374,100     79,654,493         (42,510)
  Issuance of common shares under stock option plan                                                      447,453
  Issuance of common shares under stock purchase plan                                                    344,800
  Conversion of preferred shares                                                         (263,600)     2,636,000
  Issuance of treasury shares to nonemployee directors                                                                     3,696
  Purchase of treasury shares                                                                                         (9,048,895)
  Retirement of treasury shares                                                                       (9,046,700)      9,046,700
  Tax benefits arising from employee stock plans
  Comprehensive income:
       Net income
       Change in unrealized losses on securities available for sale, net of tax of
         $28,923
       Comprehensive income
  Cash dividends declared
--------------------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 2000                                                                1,110,500     74,036,046         (41,009)
================================================================================================================================

See "Notes to Consolidated Financial Statements."

                                                                          Accumulated
                                                                              Other
   Preferred            Common         Additional          Retained       Comprehensive        Treasury
      Stock              Stock           Capital           Earnings       Income (Loss)          Stock          Total
------------------------------------------------------------------------------------------------------------------------
    $ 1,755             $ 1,700         $ 911,572         $ 636,646            $   -             $   -       $ 1,551,673
                              7            10,185                                                                 10,192
                              2             3,966                                                                  3,968
                                          (14,422)                                              32,797            18,375
                                           (1,352)                                              13,228            11,876
                                              (13)                                                 186               173
                                                                                                 5,021             5,021
                                                                                              (255,533)         (255,533)
                            (76)          (11,401)         (190,219)                           201,696
                                            9,543                                                                  9,543

                                                            365,857                                              365,857

                                                                              18,738                              18,738
                                                                                                                --------
                                                                                                                 384,595

                                                            (77,152)                                             (77,152)
------------------------------------------------------------------------------------------------------------------------
    $ 1,755             $ 1,633         $ 908,078         $ 735,132         $ 18,738          $ (2,605)      $ 1,662,731
                             17            25,893                                                                 25,910
                              7            14,996                                                                 15,003
       (381)                 79               302
                                                                                                   232               232
                                                                                              (210,141)         (210,141)
                            (77)          (19,490)         (190,574)                           210,141
                                            9,190                                                                  9,190

                                                            339,939                                              339,939

                                                                              23,346                              23,346
                                                                                                                --------
                                                                                                                 363,285

                                                            (85,526)                                             (85,526)
------------------------------------------------------------------------------------------------------------------------
    $ 1,374             $ 1,659         $ 938,969         $ 798,971         $ 42,084          $ (2,373)      $ 1,780,684
                              9            14,672                                                                 14,681
                              7            14,991                                                                 14,998
       (263)                 55               208
                                              (18)                                                 206               188
                                                                                              (464,835)         (464,835)
                           (188)          (53,345)         (409,531)                           464,737             1,673
                                            4,105                                                                  4,105

                                                            314,363                                              314,363

                                                                             (43,385)                            (43,385)
                                                                                                                ---------
                                                                                                                 270,978

                                                            (81,002)                                             (81,002)
------------------------------------------------------------------------------------------------------------------------
     $1,111              $1,542          $919,582        $  622,801         $ (1,301)       $   (2,265)      $ 1,541,470
========================================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The company reports on a fiscal year ending on the last Sunday in the calendar year. Results are for the 53 weeks ended December 31, 2000, and the 52 weeks ended December 26, 1999, and December 27, 1998, respectively.

The Basis of Consolidation is to include in the consolidated financial statements all the accounts of Knight Ridder and its more-than-50%-owned subsidiaries. All significant intercompany transactions and account balances have been eliminated. Certain elements of other revenue have been reclassified as advertising revenue to conform with industry practice.

Revenue Recognition varies by source. Advertising revenue is recognized when ads are published. Circulation revenue is recognized when the newspaper is delivered to the customer. Other revenue is recognized when the related product or service has been delivered.

The company is a 50% partner in Detroit Newspapers (DN), a joint operating agency between Detroit Free Press, Inc., a wholly owned subsidiary of Knight Ridder, and The Detroit News, Inc., a wholly owned subsidiary of Gannett Co., Inc. In 1989, business operations of the Free Press and The Detroit News were transferred to DN under a joint operating agreement that expires in 2089. Previously, the company consolidated its share of revenue and expenses on a pro rata basis. In 2000, new rules issued by the Financial Accounting Standards Board no longer permit this practice. The company now shows its share of revenue and expenses as a net amount in the "Other Revenue" line. All prior-year amounts have been restated to conform to this presentation.

Investments in companies in which Knight Ridder has an equity interest of at least 20% but not more than 50% are accounted for under the equity method. The company records its share of earnings as income and increases the investment by the equivalent amount. Dividends and losses are recorded as a reduction in the investment.

The investment caption "Equity in Unconsolidated Companies and Joint Ventures" in the Consolidated Balance Sheet represents the company's equity in the net assets of DN; Seattle Times Company and subsidiaries; Newspapers First, a company responsible for the sales and servicing of general, retail and classified advertising accounts for a group of newspapers; SP Newsprint Co. and Ponderay Newsprint Company, two newsprint mill partnerships; InfiNet Company, a joint venture that provides Web-hosting services; and Career Holdings, Inc., a company in the business of providing recruitment services through the Internet via its wholly owned subsidiary, CareerBuilder, Inc.

The company owns 49.5% of the voting common stock and 65% of the nonvoting common stock of the Seattle Times Company; 31.1% of the voting stock of Newspapers First; a 46.4% equity share of Career Holdings, Inc.; a 13.5% equity share of Ponderay Newsprint Company; and 33.3% of the voting stock and 50% of the nonvoting stock of Infinet Company. It is a one-third partner in the SP Newsprint Co.

The company owns a 55% equity interest in Fort Wayne Newspapers, Inc. and consolidates 100% of its revenues and expenses. The minority shareholders' interest in the net income of this subsidiary has been reflected as an expense in the Consolidated Statement of Income in the caption "Minority Interests in Earnings of Consolidated Subsidiaries." Also included in this caption is a contractual minority interest resulting from a Joint Operating Agreement that runs through 2021 between The Miami Herald Publishing Co. and Cox Newspapers, Inc., covering the publication of The Herald and of The Miami News, which ceased publication in 1988. The related effects are included in the Consolidated Balance Sheet caption "Minority Interests in Consolidated Subsidiaries."

"Cash and Short-Term Cash Investments" includes currency and checks on hand, demand deposits at commercial banks, overnight repurchase agreements of government securities, and investment-grade commercial paper. Cash and short-term investments are recorded at cost. Due to the short-term nature of marketable securities, cost approximates market value.

Most of the company's "Accounts Receivable" as of December 31, 2000, and December 26, 1999, is from advertisers, newspaper subscribers and information users. Credit is extended based on the evaluation of the customer's financial condition, and generally collateral is not required. Credit losses are provided for in the financial statements and are written off to a reserve account at the time they are deemed uncollectible. The company uses a combination of the percentage of sales and the aging of accounts receivable to establish reserves for losses on accounts receivable. Credit losses have historically been within management's expectations.

"Inventories" are priced at the lower of cost (first-in, first-out FIFO method) or market value. Most of the inventory is newsprint, ink and other supplies used in printing newspapers. "Other Assets" includes investments in companies in which Knight Ridder owns less than a 20% interest. These investments are reviewed for appropriate classification at the time of purchase and re-evaluated as of each balance sheet date. In the fourth quarter of 2000, the company reviewed its investment portfolio and determined that an other than temporary decline in value for certain Internet-related investments had occurred. Accordingly, a charge of $168 million relating to this unrealized loss was recorded in that period. Investments available for sale are carried on the balance sheet at fair market value, with the unrealized gains/losses (net of tax) reported as "Accumulated Other Comprehensive Income/Loss," a separate component of shareholders' equity. Upon the sale of an investment, the gain/loss is calculated based on the original cost less the proceeds from the sale. Investments are classified as "held to maturity" when the company has the positive intent and ability to hold the investment to maturity.

"Property, Plant and Equipment" is recorded at cost, and the provision for depreciation for financial statement purposes is computed principally by the straight-line method over the estimated useful lives of the assets as follows:

Type of Asset                                Depreciation or Amortization Period
--------------------------------------------------------------------------------
Buildings and improvements                   10 to 40 years
Machinery, equipment and fixtures            Three to 20 years
Automobile and trucks                        Three to eight years
Software                                     Three to seven years, not to exceed
                                             the remaining useful life of the
                                             related hardware

The company capitalizes interest costs as part of the cost of constructing major facilities and equipment. Expenditures for maintenance, repairs and minor renewals are charged to expense as incurred.

"Goodwill" includes the unamortized excess of cost over the fair market value on the purchase of at least a 50% interest in a company's net tangible and intangible assets. The goodwill is amortized over a 40-year period on a straight-line basis, unless management concludes that a shorter term is more appropriate. Identified acquired intangibles of approximately $400 million consisting of trademarks, subscriber and advertiser lists, and mastheads are amortized on a straight-line basis over periods ranging from five to 40 years, with a weighted-average life of 25.7 years. If, in the opinion of management, an impairment in value occurs, any additional write-down of assets will be charged to expense. Management uses the undiscounted cash flow method to determine impairment.

"Deferred Revenue" arises as a normal part of business from advance subscription payments for newspapers. Revenue is recognized in the period in which it is earned.

"Short-term Borrowings and Current Portion of Long-term Debt" includes the carrying amounts of commercial paper and other short-term borrowings with original maturities of less than one year that management does not intend to refinance, and the portion of long-term debt payable within 12 months. The carrying amounts of short-term borrowings approximate fair value. "Long-term Debt" represents the carrying amounts of debentures, notes payable, other indebtedness with maturities longer than one year, and commercial paper backed by two revolving credit and term loan agreements that management intends to refinance at maturity. Fair values, disclosed in Note 3, are estimated using the discounted cash flow analysis based on the company's current incremental borrowing rates for similar types of borrowing arrangements.

In accordance with FAS 121 - Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of, the company reviews long-lived assets and related intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. To date, no such impairment has been indicated. If this review indicates that the carrying value of these assets would not be recoverable as measured based on estimated undiscounted cash flows over their remaining life, the carrying amount would be adjusted to fair value. The cash flow estimates used contain management's best estimates, using appropriate and customary assumptions and projections.

The company accounts for Stock-based Compensation plans under the provisions of APB 25 - Accounting for Stock Issued to Employees and discloses the general and pro forma financial information required by FAS 123. See Note 6.

Under FAS 128 - Earnings Per Share (EPS), "Basic Earnings Per Share" is computed by dividing net income attributable to common stock (net income less preferred stock dividends) by the weighted-average number of common shares outstanding. Net income attributable to common shares was $303.0 million in 2000, $325.7 million in 1999 and $351.8 million in 1998. "Diluted Earnings Per Share" is computed by dividing net income by the weighted-average number of common and common equivalent shares outstanding. See Note 6.

The following table sets forth the calculation of basic and diluted weighted-average shares outstanding (in thousands).

                                                                 2000     1999     1998
----------------------------------------------------------------------------------------
Basic weighted-average shares outstanding                       75,370   80,025   78,882
Effect of dilutive securities:
   Assumed conversion of convertible preferred stock            12,597   15,948   17,549
   Treasury stock effect of outstanding stock options            1,138    1,487    1,745
----------------------------------------------------------------------------------------
Diluted weighted-average shares outstanding                     89,105   97,460   98,176
========================================================================================

Under FAS 130 - Reporting Comprehensive Income, the company presents unrealized gains or losses on the company's available-for-sale securities as an element of "Accumulated Other Comprehensive Income," a separate component of shareholders' equity. See Note 9.

The company is a newspaper company with products in print and online. It maintains operations and local management in the markets it serves, including the metropolitan areas of Philadelphia, Miami, San Jose, Kansas City, Fort Worth, Detroit and Charlotte. Revenue is earned through the sale of advertising and circulation and related activities. Newspapers are distributed in print through local distribution channels, as well as online through KnightRidder.com's Real Cities Network (see "Management's Discussion and Analysis of Operations: Online Activities" on page 15).

Beginning in the quarter ended March 26, 2000, although not required to do so, the company elected to begin reporting its online operations as a separate reportable business segment from its newspaper operations pursuant to FAS 131 - Disclosures About Segments of an Enterprise and Related Information. See Note 5.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

In 2001, the company will adopt FAS 133 - Accounting for Derivative Instruments And Hedging Activities. FAS 133's effective date was deferred until fiscal years beginning after June 15, 2000, by FAS 137. Based on current circumstances, the company does not believe the effect of adoption will be material.

2.   INCOME TAXES

The company's income tax expense is determined under the provisions of Statement of Financial Accounting Standards 109, Accounting for Income Taxes, which requires the use of the liability method in adjusting previously deferred taxes for changes in tax rates.

Substantially all of the company's earnings are subject to domestic taxation. No material foreign income taxes have been imposed on reported earnings.

Federal, state and local income taxes (benefits) consist of the following (in thousands):

                                          2000                           1999                          1998
                               ---------------------------    --------------------------    -------------------------
                                Current       Deferred         Current       Deferred        Current       Deferred
-------------------------------------------------------------------------------------------------------------------
Federal income taxes           $ 191,635     $ (3,241)        $ 203,101     $ (6,447)       $ 213,161     $ (4,479)
State and local income taxes      28,051       (5,518)           26,870        4,552           39,953       (2,465)
-------------------------------------------------------------------------------------------------------------------
     Total                     $ 219,686     $ (8,759)        $ 229,971     $ (1,895)       $ 253,114     $ (6,944)
-------------------------------------------------------------------------------------------------------------------
Provision for:
     Continuing operations     $ 219,686     $ (8,759)        $ 229,971     $ (1,895)       $ 210,729     $ (8,444)
     Discontinued operations                                                                   42,385        1,500
-------------------------------------------------------------------------------------------------------------------
         Total                 $ 219,686     $ (8,759)        $ 229,971     $ (1,895)       $ 253,114     $ (6,944)
===================================================================================================================


Cash payments of income taxes for the years 2000, 1999 and 1998 were $209.9 million, $213.1 million and $262.7 million, respectively. Payments in 1998 included the tax impact resulting from the sale of the Gary, Ind., paper and Technimetrics.

The differences between income tax expense for continuing operations shown in the financial statements and the amounts determined by applying the federal statutory rate of 35% in each year are as follows (in thousands):

                                                                              2000             1999            1998
---------------------------------------------------------------------------------------------------------------------
Federal statutory income tax                                               $ 183,851        $ 198,805       $ 177,771
State and local income taxes, net of federal benefit                          14,664           20,425          17,033
Statutory rate applied to nondeductible amortization of the excess of
     cost over net assets acquired                                            15,058           15,016          15,123
Other items, net                                                              (2,646)          (6,170)         (7,642)
---------------------------------------------------------------------------------------------------------------------
     Total                                                                 $ 210,927        $ 228,076       $ 202,285
=====================================================================================================================


The deferred tax asset and liability at the fiscal year end consist of the following components (in thousands):

                                                                                            2000              1999
--------------------------------------------------------------------------------------------------------------------
Deferred Tax Asset
     Postretirement benefits other than pensions (including amounts
         Related to partnerships in which the company participates)                       $ 80,812          $ 84,286
     Accrued interest                                                                        8,885             6,476
     Other nondeductible accruals                                                           80,498            71,307
--------------------------------------------------------------------------------------------------------------------
         Gross deferred tax asset                                                        $ 170,195         $ 162,069
--------------------------------------------------------------------------------------------------------------------
Deferred Tax Liability
     Depreciation and amortization                                                       $ 354,239         $ 356,726
     Compensation and benefit accruals                                                      20,068              (965)
     Equity in partnerships and investees                                                   36,806            55,408
     Unrealized appreciation in equity securities                                             (867)           28,056
     Other                                                                                      40               623
--------------------------------------------------------------------------------------------------------------------
         Gross deferred tax liability                                                      410,286           439,848
--------------------------------------------------------------------------------------------------------------------
         Net deferred tax liability                                                      $ 240,091         $ 277,779
--------------------------------------------------------------------------------------------------------------------

The components of deferred taxes included in the Consolidated Balance Sheet are as follows (in thousands):

                                                2000              1999
------------------------------------------------------------------------
Current asset                                 $ 29,611          $ 28,857
Noncurrent liability                           269,702           306,636
------------------------------------------------------------------------
     Net deferred tax liability              $ 240,091         $ 277,779
------------------------------------------------------------------------


3.   DEBT

Debt consisted of the following (in thousands):

                                                                                             Dec. 31           Dec. 26
                                                                                               2000              1999
------------------------------------------------------------------------------------------------------------------------
Commercial paper due at various dates through March 14, 2001, at an effective interest rate of 6.55% as of Dec. 31, 2000. Amounts are net of unamortized
  discounts of $2,951 in 2000 and $4,004 in 1999(a)                                          $ 843,027         $ 433,796
Debentures due on April 15, 2009, bearing interest at 9.875%, net of unamortized
  discount of $1,370 in 2000 and $1,536 in 1999                                                198,630           198,464
Debentures due on Nov. 1, 2027, bearing interest at 7.15%, net of unamortized
  discount of $5,269 in 2000 and $5,466 in 1999                                                 94,731            94,534
Debentures due on March 15, 2029, bearing interest at 6.875%, net of
  Unamortized discount of $3,436 in 2000 and $3,557 in 1999                                    296,564           296,443
Notes payable, bearing interest at 8.5%, subject to mandatory pro rata amortization of 25% annually commencing Sept. 1, 1998, through maturity
  on Sept. 1, 2001, net of unamortized discount of $32 in 2000 and $97 in 1999                  39,969            79,903
Notes payable due on Nov. 1, 2007, bearing interest at 6.625%, net of unamortized
  discount of $1,562 in 2000 and $1,791 in 1999                                                 98,438            98,209
Senior notes payable due on Dec. 15, 2005, bearing interest at 6.3%, net of
  unamortized discount of $495 in 2000 and $595 in 1999                                         99,505            99,405
Notes payable, other                                                                             1,408
------------------------------------------------------------------------------------------------------------------------
                                                                                             1,672,272         1,300,754
Less amounts payable in one year                                                                80,362            39,940
------------------------------------------------------------------------------------------------------------------------
     Total long-term debt                                                                  $ 1,591,910       $ 1,260,814
========================================================================================================================

(a) Commercial paper is supported by $1 billion of revolving credit and term loan agreements, $500 million of which matures on June 22, 2003, and $500 million of which matures on June 18, 2001. The company has the option and intention to renew the commercial paper prior to maturity on June 18, 2001, for an additional 364-day term through June 2002.
Interest payments during 2000 and 1999 were $100.6 million and $90.6 million, respectively.


The carrying amounts and fair values of debt as of December 31, 2000, are as follows (in thousands):

                                                 Carrying           Fair
                                                  Amount            Value
--------------------------------------------------------------------------
Commercial paper                                $ 843,027        $ 843,027
9.875% Debentures                                 198,630          233,810
7.15% Debentures                                   94,731           92,121
6.875% Debentures                                 296,564          265,211
8.5% Notes payable                                 39,969           40,506
6.625% Notes payable                               98,438           97,906
6.3% Senior notes payable                          99,505           98,655
Notes payable, other                                1,408            1,408
--------------------------------------------------------------------------
Total                                         $ 1,672,272      $ 1,672,644
==========================================================================


The following table presents the approximate annual maturities of debt for the years after 2000 (in thousands):

2001                                   $80,362
2002                                       864
2003                                   803,178
2004                                         -
2005                                    99,505
2006 and thereafter                    688,363
----------------------------------------------
     Total                          $1,672,272
----------------------------------------------

4.   UNCONSOLIDATED COMPANIES AND JOINT VENTURES

Summary financial information for the company's unconsolidated companies and joint ventures that are accounted for under the equity method is as follows (in thousands):

                                                         2000             1999            1998
-------------------------------------------------------------------------------------------------
Current assets                                         $ 307,945        $ 226,155       $ 246,940
Property, plant and equipment and other assets         1,627,313        1,458,029       1,260,996
Current liabilities                                      192,030          199,114         170,856
Long-term debt and other noncurrent liabilities          669,911          645,555         518,560
Net sales                                                996,845          807,825         782,893
Gross profit                                              95,692           20,627          90,719
Net income (loss)                                          9,830           (8,899)         56,201
Company's share of:
     Net assets                                          304,486          206,880         201,120
     Net income                                           (8,506)          12,571          23,309

In 1989, the Detroit Free Press and The Detroit News began operating under a joint operating agreement as Detroit Newspapers (DN). Balance sheet amounts for DN at December 31, 2000, December 26, 1999, and December 27, 1998, are included above, and the net assets contributed to DN are included in "Equity in Unconsolidated Companies and Joint Ventures" in the Consolidated Balance Sheet. Excluding DN, the company's investment in unconsolidated subsidiaries includes $292.0 million of net assets accumulated since the investment dates. Dividends and cash distributions received from unconsolidated companies and joint ventures (excluding DN) were $9.5 million in 2000, $10.8 million in 1999 and $6.6 million in 1998.

In January 1997, the company and Tele-Communications, Inc., closed on the sale of Knight Ridder's interest in all but one of their jointly owned cable systems. The sale of the balance of the cable system was completed in March 1998.

5.   BUSINESS SEGMENTS

Financial data for the company's segments are as follows (in thousands):

                                      2000             1999            1998
------------------------------------------------------------------------------
Operating revenue
     Newspapers                   $ 3,166,589      $ 3,002,379     $ 2,877,650
     Online                            45,178           31,396          17,904
------------------------------------------------------------------------------
                                  $ 3,211,767      $ 3,033,775     $ 2,895,554
==============================================================================
Operating income (loss)
     Newspapers                     $ 742,556        $ 683,322       $ 559,739
     Online                           (46,021)         (24,041)        (21,175)
     Corporate                        (27,763)         (37,859)        (33,941)
------------------------------------------------------------------------------
                                    $ 668,772        $ 621,422       $ 504,623
==============================================================================
Depreciation and amortization
     Newspapers                     $ 179,243        $ 176,340       $ 175,960
     Online                             2,655            1,819           1,288
     Corporate                          5,699            4,784           3,864
------------------------------------------------------------------------------
                                    $ 187,597        $ 182,943       $ 181,112
==============================================================================

6.   CAPITAL STOCK

Shareholders authorized 20 million shares of preferred stock for future issuance.

In 1997, the Board of Directors authorized 1,758,242 shares of Series B preferred stock, $1.00 par value per share, and issued 1,754,930 preferred shares in connection with the acquisition of four newspapers that were indirectly owned by The Walt Disney Company. Each share of Series B preferred stock is convertible into 10 shares of common stock. During 2000 and 1999, 263,600 and 380,830 shares of preferred stock were converted into 2.6 million and 3.8 million common shares, respectively. If and when dividends and other distributions are declared by the Board of Directors, holders of the Series B preferred stock are entitled to receive the dividends or other distribution paid on the number of shares of the corporation's common stock into which each share of this series is convertible. Each holder of this series is entitled to vote with respect to all matters upon which holders of the corporation's common stock are entitled to vote. The holder of Series B preferred stock has two votes for each preferred share.

The company has a stock rights agreement. The agreement grants each holder of a common share a right, under certain conditions, to purchase from the company a unit consisting of one one-hundredth of a share of preferred stock at a price of $150, subject to adjustment. The rights provide that in the event the company is a surviving corporation in a merger, each holder of a right will be entitled to receive, upon exercise, common shares having a value equal to two times the exercise price of the right. In the event the company engages in a merger or other business combination transaction in which the company is not the surviving corporation, the rights agreement provides that proper provision shall be made so that each holder of a right will be entitled to receive, upon the exercise thereof at the then-current exercise price of the right, common stock of the acquiring company having a value equal to two times the exercise price of the right. No rights certificates will be distributed until 10 days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the company's outstanding common stock, or 10 business days following the commencement of a tender offer or exchange offer for 20% or more of the company's outstanding stock. Until such time, the rights are evidenced by the common share certificates of the company. The rights are not exercisable until distributed and will expire on July 10, 2006, unless earlier redeemed or exchanged by the company.

The company has the option to redeem the rights in whole, but not in part, at a price of $.01 per right, subject to adjustment. The company's Board of Directors has reserved 1,500,000 preferred shares for issuance upon exercise of the rights.

In 2000, 1999 and 1998, the Series B preferred stock, each share of which is convertible into 10 shares of common stock, and shares of common stock issuable upon exercise of stock options are included in the diluted EPS calculation, but excluded from the basic EPS calculation. The 2000, 1999 and 1998 diluted EPS calculations include 12,596,170, 15,947,916 and 17,549,300 weighted-average shares of Series B convertible preferred stock, respectively, and 1,138,199, 1,487,231 and 1,744,887 weighted-average shares of common stock issuable upon exercise of stock options, respectively.

The Employees Stock Purchase Plan provides for the sale of common stock to employees of the company and its subsidiaries at a price equal to 85% of the market value at the end of each purchase period. Participants under the plan received 344,800 shares in 2000, 336,001 shares in 1999 and 349,599 shares in 1998. The purchase price of shares issued in 2000 under this plan ranged from $39.60 to $46.83, and the market value on the purchase dates of such shares ranged from $46.59 to $55.09.

The Employee Stock Option Plan provides for the issuance of nonqualified stock options and incentive stock options. Options are issued at prices not less than market value at date of grant. Options granted vest in one year or three years from the date of grant. Options vesting over three years vest annually in three equal installments. Options expire no later than 10 years from the date of grant. The option plan provides for the discretionary grant of stock appreciation rights (SARs) in tandem with previously granted options, which allow a holder to receive in cash, stock or combinations thereof the difference between the exercise price and the fair market value of the stock at date of exercise. Shares of common stock relating to options outstanding under this plan are reserved at the date of grant.

Transactions under the Employee Stock Option Plan are summarized as follows:

                                                               Weighted-average
                                            Number of           Exercise Price
                                             Shares               Per Share
-----------------------------------------------------------------------------
Outstanding
   Dec. 28, 1997                            6,257,534               $35.74
   1998:   Exercised                       (1,007,792)               28.35
           Expired                            (25,230)               33.88
           Forfeited                          (90,224)               55.61
           Granted                          1,481,750                49.72

Outstanding
   Dec. 27, 1998                            6,616,038                39.74
   1999:   Exercised                         (840,375)               30.88
           Expired                            (24,907)               43.38
           Forfeited                         (140,295)               45.55
           Granted                          1,652,850                57.82

Outstanding
   Dec. 26, 1999                            7,263,311                44.75
   2000:   EXERCISED                         (448,447)               32.75
           EXPIRED                            (26,849)               55.45
           FORFEITED                         (237,571)               53.66
           GRANTED                          3,578,075                54.64

OUTSTANDING
   DECEMBER 31, 2000                       10,128,519                48.59

The company maintains a Long-Term Incentive Plan. The plan rewards participants whose leadership helps the company reach levels of total shareholder return, as defined. The plan originally covered a three-year performance period from January 1, 1997, through December 31, 1999. Participants received grants, net of forfeitures, of 314,925 in restricted shares outstanding at December 26, 1999, and December 27, 1998, and 322,286 at December 28, 1997. There were no shares vested as of December 26, 1999, since the company's total shareholder return did not reach the performance goals. The plan was extended for an additional three-year period beginning on January 1, 2000, with an initial grant of 342,012 shares, and ending on December 31, 2002. The grants of common stock are restricted, as the vesting of these shares is triggered upon the occurrence of certain performance goals. As of December 31, 2000, 120,837 shares were included as contingently issuable based on shareholder return performance as of year end.

The company also maintains a Compensation Plan for Nonemployee Directors. The purpose of the plan is to attract and retain the services of qualified individuals who are not employees of the company to serve as members of the Board of Directors. Part of the compensation plan includes the issuance of stock options. Options vest in three equal installments over a three-year period and expire no later than 10 years from the date of grant. In 1997, 200,000 shares were authorized for issuance as options under the plan. Participants were granted 32,000, 20,000 and 24,000 options in 2000, 1999 and 1998, respectively. In addition, 3,696 and 4,157 shares were awarded under the plan as retainer payments to nonemployee directors in 2000 and 1999, respectively.

Proceeds from the issuance of shares under these plans are included in shareholders' equity and do not affect income.

At December 31, 2000, shares of the company's authorized but unissued common stock were reserved and available for issuance as follows:

                                             Shares
-----------------------------------------------------
Employee Stock Option Plan                 11,668,886
Employees Stock Purchase Plan               1,390,706
Nonemployee Directors Plan                    100,000
-----------------------------------------------------
     Total                                 13,159,592
=====================================================

As required by FAS 123, pro forma information regarding net income and earnings per share has been determined as if the company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: risk-free rates of 6.1%, 6.2% and 4.7%; dividend yields of 1.8%, 1.5% and 1.6%; volatility factors of the expected market price of the company's common stock of 0.20, 0.16 and 0.17; and a weighted-average expected life of the option of 4.0, 5.6 and 6.4 years. The weighted-average fair values of the stock options for 2000, 1999 and 1998 were $11.29, $14.67 and $11.58, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. In addition, the 15% discount in market value under the Employees Stock Purchase Plan is treated as compensation expense for pro forma purposes. The company's 2000, 1999 and 1998 pro forma information follows (in thousands, except for earnings per share information):

                                            2000        1999        1998
--------------------------------------------------------------------------
Pro forma net income                     $ 288,408   $ 329,689   $ 356,777
Pro forma basic earnings per share            3.68        3.94        4.52
Pro forma diluted earnings per share          3.24        3.38        3.63

The pro forma effect on net income is not necessarily representative of the effect in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

The exercise price of options outstanding at December 31, 2000, ranged from $23.28 to $57.97. The weighted-average remaining contractual life of those options for 2000, 1999 and 1998 is 7.8, 7.5 and 7.3 years, respectively. The weighted-average exercise price of those options for 2000, 1999 and 1998 is $48.64, $44.75 and $39.74, respectively. The number of options exercisable at the end of 2000, 1999 and 1998 were 5,132,541, 4,262,694 and 3,882,661, respectively.

7.   PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

A summary of the components of net periodic benefit cost for the defined benefit plans and postretirement benefit plans (other benefits) is presented here, along with the total amounts charged to pension expense for multi-employer union defined benefit plans, defined contribution plans and other agreements (in thousands):

                                                        Pension Benefits                          Other Benefits
                                            ---------------------------------------    -----------------------------------
                                                 2000         1999         1998             2000        1999         1998
--------------------------------------------------------------------------------------------------------------------------
Defined benefit plans:
   Service cost and plan expenses             $ 42,324     $ 36,340     $ 41,082          $ 1,271     $ 2,516      $ 2,266
   Interest cost                                75,897       71,900       65,754            8,186       7,812        7,114
   Expected return on plan assets             (102,917)     (93,141)     (85,058)            (702)       (805)        (778)
   Recognized net actuarial (gain) loss        (10,508)       1,380         (791)            (519)        (48)        (829)
   Amortization of prior service cost            6,733        6,596        6,225           (4,104)     (4,103)      (4,104)
   Amortization of transition asset             (3,128)      (3,865)      (3,706)
--------------------------------------------------------------------------------------------------------------------------
       Net                                       8,401       19,210       23,506            4,132       5,372        3,669
Multi-employer union plans                      11,218       10,860       10,508
Defined contribution plans                      12,534       11,741       11,378
Other                                            1,413        1,812        1,729
--------------------------------------------------------------------------------------------------------------------------
   Net periodic benefit cost                   $33,566     $ 43,623     $ 47,121          $ 4,132     $ 5,372      $ 3,669
==========================================================================================================================

Service cost in 1998 and 2000 included approximately $7.0 million and $15.0 million, respectively, related to accelerating the retirement of certain employees.

Weighted-average assumptions used each year in accounting for defined benefit plans and postretirement benefits were:

                                                    Pension Benefits                         Other Benefits
                                            -------------------------------          ------------------------------
                                             2000        1999         1998            2000         1999       1998
-------------------------------------------------------------------------------------------------------------------
Discount rate as of year end                  7.8%       7.8%         6.8%            7.8%         7.8%        6.8%
Return on plan assets                         9.0        9.0          8.8             6.5          6.5         6.5
Rate of compensation increase                 4.3        3.5          4.5             4.5          3.5         4.5
Medical trend rate:
   Projected                                                                          5.5          6.0         7.0
   Reducing to this percentage
   in 2001 and thereafter                                                             5.5          5.5         5.5

The assumed health-care-cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health-care-cost trend rate would have the following effects:

                                           One-Percentage-      One-Percentage-
                                           Point Increase       Point Decrease
------------------------------------------------------------------------------
Effect on total of service and interest
   cost components in 2000                      $  676              $  (576)
Effect on postretirement benefit
   obligation as of Dec. 31, 2000               $4,541              $(3,987)

The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheet for the company's benefit plans (excluding liabilities of Detroit Newspapers that are reported net in the Consolidated Balance Sheet under the caption "Equity in Unconsolidated Companies and Joint Ventures") (in thousands):

                                                         Pension Benefits                              Other Benefits
                                              ----------------------------------------    ----------------------------------------
                                                    2000         1999          1998            2000         1999           1998
----------------------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year          $ 940,990   $ 1,020,113    $ 923,734       $ 120,819    $ 121,229       $ 132,618
Service cost                                        40,717        35,143       37,318           1,271        2,516           2,266
Interest cost                                       75,897        71,900       65,754           8,186        7,812           7,114
Plan participants' contributions                                                                1,297        1,102           1,216
Amendments                                           3,820         4,361        5,666                                         (868)
Actuarial (gain) loss                               54,912      (136,868)      35,143           3,272       (1,575)        (11,788)
Benefits paid                                      (52,645)      (53,659)     (47,502)        (12,850)     (10,265)         (9,329)
----------------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year              $ 1,063,691     $ 940,990  $ 1,020,113       $ 121,995    $ 120,819       $ 121,229
===================================================================================================================================
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year $ 1,171,546   $ 1,090,569  $ 1,009,187        $ 11,623     $ 12,701        $ 12,386
Actual return on plan assets                        65,878       120,730      119,955           1,027          520             916
Company contributions                               15,573        15,570        8,930          10,706        7,565           7,512
Plan participants' contributions                                                                1,297        1,102           1,216
Benefits paid and administrative costs             (55,034)      (55,323)     (47,503)        (12,850)     (10,265)         (9,329)
----------------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year       $ 1,197,963   $ 1,171,546  $ 1,090,569        $ 11,803     $ 11,623        $ 12,701
===================================================================================================================================
Funded status of plan (underfunded)              $ 134,272     $ 230,556     $ 70,456      $ (110,192)  $ (109,196)      $(108,528)
Unrecognized net actuarial gain                   (177,783)     (273,818)    (106,716)        (16,292)     (19,758)        (18,297)
Unrecognized prior service cost                     43,369        40,693       41,265         (12,085)     (16,189)        (20,293)
Unrecognized transition obligation (asset)             306        (2,920)      (6,606)
----------------------------------------------------------------------------------------------------------------------------------
Net prepaid (accrued) benefit cost                 $   164      $ (5,489)    $ (1,601)     $ (138,569)  $ (145,143)     $ (147,118)
===================================================================================================================================

Amounts recognized in the Consolidated Balance Sheet consist of:

                                                         Pension Benefits                             Other Benefits
                                              ---------------------------------------    ---------------------------------------
                                                 2000          1999         1998             2000          1999          1998
--------------------------------------------------------------------------------------------------------------------------------
Prepaid benefit cost                           $ 51,926      $ 44,263     $ 41,321
Accrued benefit liability                       (51,762)      (49,752)     (42,922)      $ (138,569)   $ (145,143)    $ (147,118)
Additional minimum liability                     (9,282)                    (9,200)
Intangible asset                                  9,282                      9,200
--------------------------------------------------------------------------------------------------------------------------------
Net prepaid (accrued) benefit cost               $  164      $ (5,489)    $ (1,601)      $ (138,569)   $ (145,143)    $ (147,118)
================================================================================================================================

Amounts applicable to the company's pension plans with accumulated benefit obligations in excess of plan assets are as follows:

                                               2000         1999          1998
--------------------------------------------------------------------------------
Projected benefit obligation                $ 122,878     $ 37,666     $ 119,794
Accumulated benefit obligation                106,057       26,462       106,092
Fair value of plan assets                      79,552                     68,988
--------------------------------------------------------------------------------
Unfunded accumulated benefit obligation     $  26,505     $ 26,462     $  37,104
================================================================================

Of the plans whose accumulated benefit obligations exceed plan assets, the amounts applicable to qualified plans are as follows (none in 1999):

                                              2000          1999         1998
--------------------------------------------------------------------------------
Projected benefit obligation                $ 85,838      $    --      $ 79,800
Accumulated benefit obligation                82,239                     75,211
Fair value of plan assets                     79,552                     68,988
--------------------------------------------------------------------------------
Unfunded accumulated benefit obligation     $  2,687      $    --      $  6,223
================================================================================

Net pension assets are included in "Other" noncurrent assets, and net pension liabilities are included in "Employment Benefits and Other Noncurrent Liabilities." Substantially all of the assets of the company-administered plans are invested in listed stocks and bonds.

In the fourth quarter of 1998, the company changed the method of accounting used to determine the market-related value of pension plan assets, effective December 29, 1997. The method was changed to: (1) align the method of calculating the return component of net periodic pension costs with the related plans' investment strategy, and (2) minimize significant year-to-year fluctuations in pension cost caused by financial market volatility. The effect of this change on results of operations, including the cumulative effect of prior years, was not material.

EMPLOYEE LABOR ARRANGEMENTS
About 37% of the company's 22,000 employees are represented by approximately 70 local unions and work under multi-year collective bargaining agreements. These agreements are renegotiated in the years in which they expire. A six-year extension of all labor contracts in Philadelphia was negotiated in January 2001 and ratified by all unions shortly thereafter.

8. QUARTERLY OPERATIONS (Unaudited)
The company's largest source of revenue, retail advertising, is seasonal and tends to fluctuate with retail sales in markets served. Historically, retail advertising is higher in the second and fourth quarters. General advertising, while not as seasonal as retail, is lower during the summer months.

Classified advertising revenue has in the past been a reflection of the overall economy and has not been significantly affected by seasonal trends. In 2000, new Financial Accounting Standards Board rules for partially owned operations affected how Knight Ridder accounts for Detroit Newspapers. All quarters have been restated to reflect this change. See "Notes to Consolidated Financial Statements." The following table summarizes the company's quarterly results of operations (in thousands, except per share data):

                                                                                             Quarter
                                                                 --------------------------------------------------------------
Description                                                          First           Second             Third          Fourth
-------------------------------------------------------------------------------------------------------------------------------
2000   Operating revenue                                          $ 758,567         $ 806,168        $ 769,234        $ 877,798
       Operating income                                             145,423           179,712          154,837          188,800
       Net income (loss)                                            160,855 (a)        96,273  (b)      76,106          (18,871) (c)
       Earnings per share
           Basic:   Net income                                         2.03              1.23             0.99            (0.29)
           Diluted: Net  income                                        1.74              1.08             0.87            (0.29)
       Dividends declared per common share                             0.23              0.23             0.23             0.23
-------------------------------------------------------------------------------------------------------------------------------
1999   Operating revenue                                          $ 720,568         $ 758,107        $ 737,201        $ 817,899
       Operating income                                             125,664           152,653          150,980          192,125
       Net income                                                    62,867  (d)       86,586  (e)      76,209          114,277  (f)
       Earnings per share
           Basic:   Net income                                         0.76              1.04             0.90             1.37
           Diluted: Net  income                                        0.65              0.88             0.78             1.18
       Dividends declared per common share                             0.20              0.23             0.23             0.23
-------------------------------------------------------------------------------------------------------------------------------
1998   Operating revenue                                          $ 694,037         $ 728,783        $ 704,119        $ 768,615
       Operating income                                             113,191           127,125          111,630          152,677
       Income from continuing operations                            101,437  (g)       66,925  (h)      56,983  (j)      80,286  (k)
       Net gain on sale of BIS operations                                              60,042  (i)
       Income from BIS operations, net                                  184
       Net income                                                   101,621           126,967           56,983           80,286
       Earnings per share
           Basic:   Income from continuing operations                  1.22              0.81             0.68             0.98
                    Net gain on sale of BIS operations                                   0.76
                    Income from BIS operations, net                    0.01
                    Net income                                         1.23              1.57             0.68             0.98
           Diluted: Income from continuing operations                  1.02              0.68             0.58             0.83
                    Net gain on sale of BIS operations                                   0.61
                    Income from BIS operations, net
                    Net income                                         1.02              1.29             0.58             0.83
       Dividends declared per common share                             0.20              0.20             0.20             0.20

(a) Includes after-tax gain of $92 million related to InfoSpace, Inc.'s, acquisition of Prio, Inc., and GoTo.com, Inc.'s, acquisition of Cadabra, Inc.
(b) Includes after-tax gain of $5.7 million on sale of a building in Philadelphia.
(c) Includes after-tax severance costs of $10.4 million and after-tax loss of $103.3 million on the write-down of investments primarily in InfoSpace, Inc., and GoTo.com, Inc.
(d) Includes after-tax severance costs of $1.3 million and an after-tax gain of $2.3 million on the sale of SportsLine USA, Inc.
(e) Includes after-tax severance costs of $1.4 million and after-tax gains on the sale of Zip2 Corp. and AT&T Corporation stock (net of adjustments to certain investments to write down permanent declines in their market value) of $6.7 million.
(f) Includes an after-tax gain of $14.7 million on the sale of AT&T Corporation stock.
(g) Includes the after-tax gain of $45.0 million on the sales of the balance of cable systems jointly owned with Tele-Communications, Inc., and the newspaper in Gary, Ind.
(h) Includes after-tax corporate relocation costs, net of settlement adjustments on 1997 newspaper sales totaling $5.1 million.
(i)  Gain on the sale of Technimetrics, Inc.
(j)  Includes after-tax corporate relocation costs of $4.4 million.
(k) Includes after-tax corporate relocation costs and other severance costs of $3.2 million.

9.   COMPREHENSIVE INCOME

The following table presents the components of other comprehensive income for 2000, 1999 and 1998 as shown in the Statement of Shareholders' Equity (in thousands):

                                                                                    2000            1999          1998
-------------------------------------------------------------------------------------------------------------------------
Net income                                                                        $ 314,363       $ 339,939     $ 365,857
Total gains (losses) on securities available for sale, net of taxes                (144,559)         47,462        18,738
Less: reclassification adjustment for realized losses (gains), net of taxes         101,174         (24,116)            0
-------------------------------------------------------------------------------------------------------------------------
Change in accumulated comprehensive income                                          (43,385)         23,346        18,738
-------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                              $ 270,978       $ 363,285     $ 384,595
=========================================================================================================================

10.  ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS
In August 2000, Career Holdings, Inc., a company jointly controlled by KnightRidder.com and Tribune Co., completed the acquisitions of CareerBuilder, Inc., and CareerPath.com, Inc., respectively. In the CareerBuilder acquisition, a wholly owned subsidiary of Career Holdings made a tender offer for all of CareerBuilder's common stock at a price of $8 per share in cash. The tender offer, which began on July 25, 2000, and expired on August 21, 2000, was followed by the merger of the subsidiary into CareerBuilder on August 24, 2000. The CareerPath.com acquisition was accomplished by the merger of a wholly owned subsidiary of Career Holdings into CareerPath.com on August 31, 2000. The total purchase price for the CareerBuilder and CareerPath.com acquisitions was approximately $250 million. The company, through KnightRidder.com, currently owns a 46.4% interest in Career Holdings, Inc.

DISPOSITIONS

RELATED TO CONTINUING OPERATIONS:
On March 18, 1998, the company closed on the sale of its remaining interest in a cable system jointly owned with Tele-Communications, Inc. (TCI). On February 2, 1998, the company sold the Post-Tribune in Gary, Ind., to Hollinger International, Inc. The proceeds from these sales were $95.8 million, consisting of $58.1 million in cash and TCI stock with an aggregate market value of $37.7 million. The pretax and after-tax gains on the sales were $75.3 million and $45.0 million, respectively.

RELATED TO DISCONTINUED OPERATIONS:
In 1997, the company announced its intention to sell the remaining Business Information Services (BIS) Division subsidiaries. This decision resulted in the reclassification of the former BIS segment as discontinued operations. The company fully divested the BIS segment with the sale of Technimetrics, Inc., its global diversified information subsidiary, in 1998.

On April 13, 1998, the company closed on the sale of Technimetrics, Inc., to an operating unit of The Thomson Corporation. The proceeds from the sale were $125.0 million and resulted in pretax and after-tax gains of $103.8 million and $60.0 million, respectively.

11.  COMMITMENTS AND CONTINGENCIES

At December 31, 2000, the company had lease commitments currently estimated to aggregate approximately $94.7 million that expire from 2001 through 2051 as follows (in thousands):

2001                              $ 20,151
2002                                17,098
2003                                14,072
2004                                11,668
2005                                 9,118
2006 and thereafter                 22,610
------------------------------------------
Total                             $ 94,717
==========================================

Payments under the lease contracts were $23.1 million in 2000, $24.7 million in 1999 and $19.3 million in 1998.

In connection with the company's insurance program, letters of credit are required to support certain projected worker compensation obligations. At December 31, 2000, the company had approximately $50 million of undrawn letters of credit outstanding.

On July 13, 1995, six unions struck the Detroit Free Press, The Detroit News and Detroit Newspapers (DN), which operates both newspapers. Subsequently, the unions filed numerous unfair labor practice charges against the newspapers and DN. In June 1997, after a long trial, a National Labor Relations Board (NLRB) administrative judge ruled that the strike was caused by the unfair labor practices of DN and The Detroit News and ordered that DN and the newspapers reinstate all strikers, displacing permanent replacements if necessary. DN and the newspapers appealed the decision to the NLRB.

On Aug. 27, 1998, the NLRB affirmed certain unfair labor practice findings against The Detroit News and DN and reversed certain findings of unfair labor practices against DN. DN and the newspapers filed a motion to reconsider with the NLRB, which was denied on March 4, 1999. The unions and DN filed appeals to the U.S. Court of Appeals for the District of Columbia Circuit..

The U.S. Court of Appeals, on July 7, 2000, unanimously reversed the NLRB, holding that the strike was an economic strike. Thus, the NLRB order to reinstate and pay back pay to the strikers was also set aside. The time to appeal has expired and no appeal was filed.

Various libel and copyright infringement actions and environmental and other legal proceedings that have arisen in the ordinary course of business are pending against the company and its subsidiaries. In the opinion of management, the ultimate liability to the company and its subsidiaries as a result of all legal proceedings will not be material to its financial position or results of operations on a consolidated basis.

REPORT OF INDEPENDENT AUDITORS

Shareholders
Knight-Ridder, Inc.

We have audited the accompanying consolidated balance sheets of Knight-Ridder, Inc., as of December 31, 2000, and December 26, 1999, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index of Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knight-Ridder, Inc., at December 31, 2000, and December 26, 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                             ---------------------
                                             /s/ Ernst & Young LLP


San Jose, California
January 24, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In addition to the information set forth under the caption "Executive Officers of Knight Ridder" in Part I of this Form 10-K, the information required by this section is incorporated by reference from the Proxy Statement for the 2001 Annual Meeting under the captions "Item 1: Election of Directors - Nominees for Election for Three Year Terms Ending 2004," "Directors Continuing in Office Until 2003," "Directors Continuing in Office Until 2002" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Proxy Statement for the 2001 Annual Meeting under the captions "Item 1: Election of Directors - How the Company Compensates Directors" and "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the Proxy Statement for the 2001 Annual Meeting under the captions "Principal Holders of the Company's Stock" and Stock Ownership of Directors and Officers" under the heading "Information About Knight Ridder Stock Ownership."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Proxy Statement for the 2001 Annual Meeting under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions."

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)

     1. The following consolidated financial statements of Knight-Ridder, Inc. and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 2000, are included in
          Item 8:

          Consolidated Balance Sheet - December 31, 2000 and December 26, 1999

          Consolidated Statement of Income - Years ended December 31, 2000, December 26,1999, and December 27, 1998

          Consolidated Statement of Cash Flows - Years ended December 31, 2000, December 26,1999, and December 27, 1998

          Consolidated Statement of Shareholders' Equity - Years ended December 31, 2000, December 26,1999, and December 27, 1998

          Notes to consolidated financial statements - December 31, 2000

     2. The following consolidated financial statement schedule of Knight-Ridder, Inc and subsidiaries is included in Item 14(d):

          Schedule II - Valuation and qualifying accounts

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, or have been shown in the consolidated financial statements or notes thereto, and therefore have been omitted from this section.

     3.   Exhibits

              No. 2 Disposition of Assets is incorporated by reference to the Company's Form 8-K dated as of March 18, 1998, filed March 31, 1998.

              No. 3(i)  -   Amended and Restated  Articles of Incorporation of
                            Knight-Ridder, Inc. (amended and restated as of February 3, 1998) are incorporated by reference to the Company's Form 10-K filed March 13, 1998.

                   (ii)  -  Bylaws of Knight-Ridder, Inc. (as amended July 25,
                            2000), are incorporated by reference to the Company's Form 10-Q filed August 9, 2000.

              No. 4.     -  Indenture, dated as of April 6, 1989, is
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

              No. 10 (a)    Knight-Ridder, Inc. Employee Stock Option Plan (as
                            amended through October 24, 2000.)*

                     (b) Knight-Ridder, Inc. Compensation Plan for Nonemployee Directors effective July 1, 1997 (as amended through October 24, 2000.)*

                     (c) Knight Ridder Annual Incentive Plan as amended and restated effective January 1, 2001.*

                     (d) Knight Ridder Long-Term Incentive Plan (as amended effective January 1, 2000) is incorporated by reference to the company's Form 10-K/A filed April 12, 2000.*

                     (e) Executive Officer's Retirement Agreement dated December 19, 1991, is incorporated by reference to the Company's Form 10-K filed on March 23, 1994.

                     (f) Executive Income Security Agreement (as amended effective October 24, 2000.)*

              No. 11 Statement re Computation of Per Share Earnings is filed herein.

              No. 12 Statement re Computation of Earnings to Fixed Charges Ratio From Continuing Operations is filed herein.

              No. 21        Subsidiaries of the Registrant is filed herein.

              No. 23        Consent of Independent Auditors is filed herein.

              No. 24        Powers of Attorney.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       KNIGHT-RIDDER, INC.



Dated March 23, 2001                   /s/ P. ANTHONY RIDDER
---------------------                  -----------------------------------------
                                  By   P. Anthony Ridder
                                       Chairman and
                                       Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated March 23, 2001                   /s/ P. ANTHONY RIDDER
---------------------                  -----------------------------------------
                                       P. Anthony Ridder
                                       Chairman and
                                       Chief Executive Officer

Dated March 23, 2001                   /s/ JEAN MORDO
---------------------                  -----------------------------------------
                                       Jean Mordo
                                       Chief Financial Officer and
                                       Senior Vice President/Finance

Dated March 23, 2001                   /s/ GARY R. EFFREN
---------------------                  -----------------------------------------
                                       Gary R. Effren
                                       Vice President/Controller
                                       (Chief Accounting Officer)

                                       /s/ JAMES I. CASH, JR.*
                                       -----------------------------------------
                                       James I. Cash, Jr.
                                       Director

                                       /s/ JOAN RIDDER CHALLINOR *
                                       -----------------------------------------
                                       Joan Ridder Challinor
                                       Director

                                       /s/ KATHLEEN FOLEY FELDSTEIN*
                                       -----------------------------------------
                                       Kathleen Foley Feldstein
                                       Director

                                       /s/ THOMAS P. GERRITY*
                                       -----------------------------------------
                                       Thomas P. Gerrity
                                       Director

                                       /s/ BARBARA BARNES HAUPTFUHRER*
                                       -----------------------------------------
                                       Barbara Barnes Hauptfuhrer
                                       Director

                                       /s/ M. KENNETH OSHMAN*
                                       -----------------------------------------
                                       M. Kenneth Oshman
                                       Director

                                       /s/ P. ANTHONY RIDDER*
                                       -----------------------------------------
                                       P. Anthony Ridder
                                       Director

                                       /s/ RANDALL L. TOBIAS*
                                       -----------------------------------------
                                       Randall L. Tobias
                                       Director

                                       /s/ GONZALO F. VALDES-FAULI*
                                       -----------------------------------------
                                       Gonzalo F. Valdes-Fauli
                                       Director

                                       /s/ JOHN L. WEINBERG*
                                       -----------------------------------------
                                       John L. Weinberg
                                       Director

Dated March 23, 2001              By:  /s/ JEAN MORDO
--------------------                   -----------------------------------------
                                       Jean Mordo
                                       Attorney-in-fact

EXHIBIT INDEX

(a)

1. The following consolidated financial statements of Knight-Ridder, Inc. and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 2000, are included in Item 8:

     Consolidated Balance Sheet - December 31, 2000 and December 26, 1999

     Consolidated Statement of Income - Years ended December 31, 2000, December 26, 1999, and December 27, 1998

     Consolidated Statement of Cash Flows - Years ended December 31, 2000, December 26, 1999, and December 27, 1998

     Consolidated Statement of Shareholders' Equity - Years ended December 31, 2000 December 26, 1999, December 27, 1998

     Notes to consolidated financial statements - December 31, 2000

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

3.   Exhibits

          No. 2 Disposition of Assets is incorporated by reference to the Company's Form 8-K dated as of March 18, 1998, filed March 31, 1998.

          No. 3 (i) -       Amended and Restated Articles of Incorporation of
                            Knight-Ridder, Inc. (amended and restated as of February 3, 1998) are incorporated by reference to the Company's Form 10-K filed March 13, 1998.

                (ii) -      Bylaws of Knight-Ridder, Inc. (as amended July 25,
                            2000), are incorporated by reference to the Company's Form 10-Q filed August 9, 2000.

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

          No. 10   (a) -    Knight-Ridder, Inc. Employee Stock Option Plan (as
                            amended through October 24, 2000).*

                   (b) - Knight-Ridder, Inc. Compensation Plan for Nonemployee Directors effective July 1, 1997 (as amended through October 24, 2000).*

                   (c) - Knight Ridder Annual Incentive Plan as amended and restated effective January 1, 2001.*

                   (d) - Knight Ridder Long-Term Incentive Plan (as amended effective January 1, 2000) is incorporated by reference to the company's Form 10-K/A filed April 12, 2000).*

                   (e) - Executive Officer's Retirement Agreement dated December 19, 1991, is incorporated by reference to the Company's Form 10-K filed on March 23, 1994.

                   (f) - Executive Income Security Agreement (as amended effective October 24, 2000).*

          No. 11 - Statement re Computation of Per Share Earnings is filed herein.

          No. 12 - Statement re Computation of Earnings to Fixed Charges Ratio
                   From Continuing Operations is filed herein.

          No. 21 - Subsidiaries of the Registrant is filed herein.

          No. 23 - Consent of Independent Auditors is filed herein.

          No. 24 - Powers of Attorney.

*    Denotes a management contract or compensatory plan or arrangement.