Form 10-Q
period 2001-04-01
KNIGHT RIDDER INC
filed 2001-05-10
CIK 205520

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  April 1, 2001

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              --------------------   -----------------------

Commission file number 1-7553

                               KNIGHT-RIDDER, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   FLORIDA                                    38-0723657
---------------------------------------------              ----------------
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

As of May 8, 2001, 73,211,202 shares of Common Stock, $.02 1/12 par value, were outstanding.

                         Table of Contents for Form 10-Q


                                                                          Page
PART I  -  FINANCIAL INFORMATION

Item 1.    Financial Statements
                Consolidated Balance Sheet                                  3
                Consolidated Statement of Income                            4
                Consolidated Statement of Cash Flows                        5
                Notes to Consolidated Financial Statements                  6

Item 2.    Management's Discussion and Analysis of Operations              10

Item 3.    Quantitative and Qualitative Disclosures about Market Risk      16

PART II -  OTHER INFORMATION

Item 1.    Legal Proceedings                                               17

Item 2.    Changes in Securities and Use of Proceeds                       17

Item 3.    Defaults Upon Senior Securities                                 17

Item 4.    Submission of Matters to a Vote of Security Holders             17

Item 5.    Other Information                                               17

Item 6.    Exhibits and Reports on Form 8-K                                17


SIGNATURE                                                                  18

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
(In 000's of dollars, except per share data)

                                                                                       April 1, 2001   December 31,
                                                                                        (unaudited)        2000
                                                                                        -----------    -----------
ASSETS

CURRENT ASSETS
        Cash, including short-term investments of $0 in 2001, and $7,001 in 2000        $    39,925    $    41,661
        Accounts receivable, net of allowances of $19,102 in 2001 and $20,238 in 2000       372,358        416,498
        Inventories                                                                          58,291         52,786
        Prepaid expense                                                                      34,877         30,767
        Other current assets                                                                 33,933         34,382
                                                                                        -----------    -----------
                          Total Current Assets                                              539,384        576,094
                                                                                        -----------    -----------

INVESTMENTS AND OTHER ASSETS
        Equity in unconsolidated companies and joint ventures                               295,979        304,486
        Other                                                                               222,902        202,951
                                                                                        -----------    -----------
                          Total Investments and Other Assets                                518,881        507,437
                                                                                        -----------    -----------

PROPERTY, PLANT AND EQUIPMENT
        Land and improvements                                                                97,077         96,925
        Buildings and improvements                                                          468,752        460,770
        Equipment                                                                         1,277,036      1,265,866
        Construction and equipment installations in progress                                 58,349         57,694
                                                                                        -----------    -----------
                                                                                          1,901,214      1,881,255
        Less accumulated depreciation                                                      (864,793)      (841,812)
                                                                                        -----------    -----------
                          Net Property, Plant and Equipment                               1,036,421      1,039,443

GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS
        Less accumulated amortization of $413,466 in 2001,
            and $396,307 in 2000                                                          2,104,171      2,120,552
                                                                                        -----------    -----------

                          Total                                                         $ 4,198,857    $ 4,243,526
                                                                                        ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts payable                                                                $    98,671    $   121,300
        Accrued expenses and other liabilities                                              117,270        101,660
        Accrued compensation and amounts withheld from employees                             88,200        114,810
        Federal and state income taxes                                                       26,546         16,928
        Deferred revenue                                                                     77,403         73,300
        Short-term borrowings and current portion of long-term debt                          80,379         80,362
                                                                                        -----------    -----------
                          Total Current Liabilities                                         488,469        508,360
                                                                                        -----------    -----------

NONCURRENT LIABILITIES
        Long-term debt                                                                    1,600,647      1,591,910
        Deferred federal and state income taxes                                             268,767        269,702
        Postretirement benefits other than pensions                                         139,864        137,791
        Employment benefits and other noncurrent liabilities                                188,440        191,847
                                                                                        -----------    -----------
                          Total Noncurrent Liabilities                                    2,197,718      2,191,250
                                                                                        -----------    -----------

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES                                                 551          2,446

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
        Preferred stock, $1.00 par value; shares authorized -
            20,000,000; shares issued -  1,110,500 in 2001 and 2000                           1,111          1,111
        Common stock, $.02 1/12 par value; shares authorized -
            250,000,000; shares issued - 73,311,211 in 2001
            and 74,036,046 in 2000                                                            1,527          1,542
        Additional capital                                                                  945,743        919,582
        Retained earnings                                                                   565,944        622,801
        Accumulated other comprehensive income                                                   --         (1,301)
        Treasury stock, at cost, 39,947 shares in 2001 and 41,009 shares in 2000             (2,206)        (2,265)
                                                                                        -----------    -----------
                          Total Shareholders' Equity                                      1,512,119      1,541,470
                                                                                        -----------    -----------
                          Total                                                         $ 4,198,857    $ 4,243,526
                                                                                        ===========    ===========

See "Notes to Consolidated Financial Statements."

CONSOLIDATED STATEMENT OF INCOME
(Unaudited, in 000's of dollars, except per share data)

                                                            Quarter Ended
                                                       ------------------------
                                                        April 1,       March 26,
                                                          2001           2000
                                                       ---------      ---------
OPERATING REVENUE
       Advertising
             Retail                                    $ 246,353      $ 238,857
             General                                      79,784         81,509
             Classified                                  247,019        267,318
                                                       ---------      ---------
                   Total                                 573,156        587,684
       Circulation                                       129,141        131,190
       Other                                              33,101         39,693
                                                       ---------      ---------
                   Total Operating Revenue               735,398        758,567
                                                       ---------      ---------

OPERATING COSTS
       Labor and employee benefits                       292,592        291,119
       Newsprint, ink and supplements                    116,196        104,917
       Other operating costs                             162,945        170,171
       Depreciation and amortization                      47,156         46,938
                                                       ---------      ---------
                   Total Operating Costs                 618,889        613,145
                                                       ---------      ---------

OPERATING INCOME                                         116,509        145,422
                                                       ---------      ---------

OTHER INCOME (EXPENSE)
       Interest expense                                  (28,220)       (26,049)
       Interest expense capitalized                          481            561
       Interest income                                       285            329
       Losses of unconsolidated
              companies and joint ventures                (4,777)        (1,127)
       Minority interests                                 (2,938)        (2,605)
       Other, net                                        (13,067)       152,372
                                                       ---------      ---------
                   Total                                 (48,236)       123,481
                                                       ---------      ---------

Income before income taxes                                68,273        268,903
Income taxes                                              27,536        108,048
                                                       ---------      ---------
                   Net Income                          $  40,737      $ 160,855
                                                       =========      =========

NET INCOME PER SHARE

       Basic                                           $    0.52      $    2.03
                                                       =========      =========
       Diluted                                         $    0.47      $    1.74
                                                       =========      =========

DIVIDENDS DECLARED PER COMMON SHARE                    $    0.25      $    0.23
                                                       ---------      ---------

AVERAGE SHARES OUTSTANDING (000s)
       Basic                                              73,382         77,779
                                                       =========      =========

       Diluted                                            86,064         92,668
                                                       =========      =========

See "Notes to Consolidated Financial Statements."

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, in 000's of dollars)

                                                                               Quarter Ended
                                                                        --------------------------
                                                                          April 1,      March 26,
                                                                            2001          2000
                                                                        -----------    -----------
CASH PROVIDED BY (REQUIRED FOR) OPERATING ACTIVITIES
     Net income                                                         $    40,737    $   160,855
     Noncash items deducted from (included in) income:
        Losses/(gains) on sale of investments                                11,538       (153,982)
        Depreciation and amortization                                        47,156         46,938
        Provision (benefit) for deferred taxes                               (1,802)        30,538
        Provision for bad debt                                                6,442          6,429
        Distributions in excess of earnings                                   8,700          4,839
        Minority interests in earnings of consolidated subsidiaries           2,938          2,605
        Other items, net                                                       (459)         2,304
     Change in certain assets and liabilities:
        Accounts receivable                                                  39,980         30,311
        Inventories                                                          (4,057)        (1,822)
        Other assets                                                        (44,376)       (82,444)
        Accounts payable                                                    (25,300)       (18,962)
        Federal and state income taxes                                       15,221         55,747
        Other liabilities                                                    (6,694)       (21,167)
                                                                        -----------    -----------
           Net Cash Provided by Operating Activities                         90,024         62,189
                                                                        -----------    -----------

 CASH PROVIDED BY (REQUIRED FOR) INVESTING ACTIVITIES

     Proceeds from sale of investments                                       10,759          1,965
     Acquisition of subsidiary, investees, and other investments, net          (263)       (21,922)
     Additions to property, plant and equipment                             (24,938)       (16,501)
     Other items, net                                                           609            173
                                                                        -----------    -----------

           Net Cash Required for Investing Activities                       (13,833)       (36,285)
                                                                        -----------    -----------

CASH PROVIDED BY (REQUIRED FOR) FINANCING ACTIVITIES
     Net increase in commercial paper, net of unamortized discount            8,551        178,110
     Payment of cash dividends                                              (21,084)       (21,110)
     Sale of common stock to employees                                       31,316          6,806
     Purchase of treasury stock                                             (87,225)      (186,251)
     Other items, net                                                        (9,485)        (2,554)
                                                                        -----------    -----------

           Net Cash Required for Financing Activities                       (77,927)       (24,999)
                                                                        -----------    -----------
               Net Increase (decrease) in Cash                               (1,736)           905
 Cash and short-term cash
     investments at beginning of the period                                  41,661         34,084
                                                                        -----------    -----------

 Cash and short-term cash
     investments at end of the period                                   $    39,925    $    34,989
                                                                        ===========    ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
Non cash investing activities
     Stock proceeds from sale of unconsolidated investment              $        --    $   195,624

See "Notes to Consolidated Financial Statements."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 1, 2001 are not necessarily indicative of the results that may be expected for the year ending December 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 2000.

Certain amounts in 2000 have been reclassified to conform to the 2001 presentation.


NEW ACCOUNTING STANDARD

Emerging Issues Task Force Issue 00-1

The company is a 50% partner in the Detroit Newspaper Agency, a joint operating agency between Detroit Free Press, Inc., a wholly-owned subsidiary of Knight Ridder, and the Detroit News, a wholly-owned subsidiary of Gannett Co., Inc. The company had historically included in its Consolidated Statement of Income, on a line-by-line basis, the company's pro rata share of the revenue and expense generated by the operation of the Detroit Newspaper Agency.

In May 2000, the Emerging Issues Task Force (EITF) issued EITF Consensus 00-1, Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures. This consensus stated that the use of pro rata consolidation is no longer allowed for the company's equity investments. The company adopted this accounting standard for the period ended December 31, 2000, and all prior periods have been reclassified to conform to this current presentation.


NOTE 2 - COMPREHENSIVE INCOME

The following table sets forth the computation of comprehensive income (in
000's):


                                                                           Quarter Ended
                                                                      ------------------------
                                                                       April 1,      March 26,
                                                                         2001          2000
                                                                      ----------    ----------
Net income                                                            $   40,737    $  160,855


Total unrealized losses on securities available for sale                  (5,798)      (40,113)
Less: reclassification adjustment for realized losses, net of taxes        7,099         5,547
                                                                      ----------    ----------

Change in accumulated other comprehensive income                           1,301       (34,566)
                                                                      ----------    ----------
Total comprehensive income                                            $   42,038    $  126,289
                                                                      ==========    ==========

NOTE 3  -  DEBT
(In 000's of dollars)

                                                                                Balance At
                                             Effective Interest         ---------------------------
                                                Rate as of               April 1,       December 31,
                                               April 1, 2001               2001             2000
                                             ------------------         -----------     -----------
Commercial paper, net of discount (a)              5.5%                 $   851,575     $   843,027
Debentures, net of discount (b)                   10.0%                     198,671         198,630
Debentures, net of discount (c)                    7.8%                      94,780          94,731
Debentures, net of discount (d)                    7.0%                     296,595         296,564
Notes payable, net of discount (e)                 8.6%                      39,980          39,969
Notes payable, net of discount (f)                 7.0%                      98,495          98,438
Senior notes, net of discount (g)                  6.4%                      99,530          99,505
 Notes payable, other                              2.5%                       1,400           1,408
                                                                        -----------     -----------
      Total Debt (h)                               6.7%                   1,681,026       1,672,272
Less amounts classified as current                                           80,379          80,362
                                                                        -----------     -----------

      Total long-term debt                         7.4%                 $ 1,600,647     $ 1,591,910
                                                                        ===========     ===========


(a) Commercial paper is supported by $1.0 billion of revolving credit and term loan agreements, $500 million of which matures on June 22, 2003 and $500 million of which matures June 18, 2001, which is extendable for one year at the sole discretion of the company.
(b)  Represents $200 million of a 9.875% debenture due in 2009.
(c)  Represents $100 million of a 7.15% debenture due in 2027.
(d)  Represents $300 million of a 6.875% debenture due in 2029.
(e) Represents the remaining balance of a $40 million of 8.50% notes payable on Sept. 1, 2001.
(f)  Represents $100 million of a 6.625% note due in 2007.
(g)  Represents $100 million of 6.3% senior notes due in 2005.
(h) Interest payments for the three months ended April 2001 and March 2000 were $35.6 million and $24.3 million, respectively.


NOTE 4 - INCOME TAX PAYMENTS

Income tax payments for the quarters ended April 1, 2001 and March 26, 2000, were $14.0 million and $20.6 million, respectively.

NOTE 5 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in 000's, except per share data):

                                                           Quarter Ended
                                                      -----------------------
                                                       April 1,     March 26,
                                                         2001         2000
                                                      ----------   ----------

Net income                                            $   40,737   $  160,855

Less dividends on preferred stock                          2,776        3,160
                                                      ----------   ----------
Net income attributable to common stock               $   37,961   $  157,695
                                                      ==========   ==========

Average shares outstanding (basic)                        73,382       77,779
                                                      ----------   ----------

Effect of dilutive securities:
     Weighted average preferred stock, as converted       11,105       13,741
     Stock options                                         1,577        1,148
                                                      ----------   ----------
Average shares outstanding (diluted)                      86,064       92,668
                                                      ----------   ----------

Net income per share (basic)                          $     0.52   $     2.03
                                                      ==========   ==========

Net income per share (diluted)                        $     0.47   $     1.74
                                                      ==========   ==========


NOTE 6.  COMMITMENTS AND CONTINGENCIES

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

Financial data for the company's segments is as follows (in 000's):


                                                    Quarter Ended
                                              --------------------------
                                                April 1,      March 26,
                                                  2001           2000
                                              -----------    -----------


Operating revenue
     Newspapers                               $   725,033    $   748,675
     Online                                        10,365          9,892
                                              -----------    -----------

                                              $   735,398    $   758,567
                                              ===========    ===========

Operating income (loss)
     Newspapers                               $   134,350    $   163,029
     Online                                       (11,097)        (8,204)
     Corporate                                     (6,744)        (9,403)
                                              -----------    -----------

                                              $   116,509    $   145,422
                                              ===========    ===========

Depreciation and amortization
     Newspapers                               $    44,912    $    44,799
     Online                                           747            578
     Corporate                                      1,497          1,561
                                              -----------    -----------

                                              $    47,156    $    46,938
                                              ===========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements contained in this Form 10-Q are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated.

Potential risks and uncertainties that could adversely affect the company's ability to obtain these results include, without limitations, the following factors: (a) increased consolidation among major retailers or other events that may adversely affect business operations of major customers and depress the level of local and national advertising; (b) an economic downturn in some or all of the company's principal newspaper markets that may lead to decreased circulation or decreased local or national advertising; (c) a decline in general newspaper readership patterns as a result of competitive alternative media or other factors; (d) an increase in newsprint costs over the levels anticipated;
(e) labor disputes which may cause revenue declines or increased labor costs;
(f) disruptions in electricity and natural gas supplies and increases in engery costs; (g) acquisitions of new businesses or dispositions of existing businesses; (h) increases in interest or financing costs; and (i) rapid technological changes and frequent new product introductions prevalent in electronic publishing, including the evolution of the Internet.

RESULTS OF OPERATIONS: FIRST QUARTER ENDED APRIL 1, 2001 COMPARED WITH FIRST QUARTER ENDED MARCH 26, 2000

Diluted income per share from operations for the quarter was $.47, down $1.27, or 73.0%, from a year ago. During the quarter, the company recorded a pre-tax loss of $11.5 million, or $.09 after tax per diluted share, related to the sale of certain Internet investments. Excluding the net gains and losses on investments in both years, diluted income per share was $.56, down $.18, or 24.3%, from the quarter ended March 26, 2000. Net income in the first quarter was $40.7 million, down $120.1 million, or 74.7%, from the same period last year. Excluding the net gains and losses on investments, net income for the first quarter was $47.8 million, down $21.1 million, or 30.6% from 2000. The following table sets forth the results of operations for the quarters ended April 1, 2001 and March 26, 2000 (in 000's of dollars, except per share amounts):


                                                             First Quarter Ended
                                                        ------------------------------
                                                           April 1,        March 26,
                                                             2001             2000           % Change
                                                        -------------    -------------     ------------
Operating revenue                                       $     735,398    $     758,567          -3.1%
Operating income                                              116,509          145,422         -19.9%
Net income before gains and losses on investments              47,836           68,904         -30.6%
Gains (losses) on investment sales, net of tax                 (7,099)          91,951
                                                        -------------    -------------
   Net income                                           $      40,737    $     160,855         -74.7%
                                                        =============    =============
Diluted earnings per share
Before gains and losses on investments                  $        0.56    $        0.74         -24.3%
Gains (losses) on investment sales, net of tax                  (0.09)            1.00
                                                        -------------    -------------
   Net income                                           $        0.47    $        1.74         -73.0%
                                                        =============    =============

NEWSPAPER DIVISION

OPERATING REVENUE

The table below presents operating revenue and related statistics for newspaper operations for the quarter ended April 1, 2001 compared with the quarter ended March 26, 2000 (in 000's):

                                                      Quarter Ended
                                             ---------------------------------
                                                April 1,          March 26,
                                                  2001               2000           Variance       % Change
                                             --------------     --------------   --------------   -----------
Operating revenues
   Advertising
      Retail                                 $      246,353     $      238,857   $        7,496         3.1%
      General                                        79,784             81,509           (1,725)       -2.1%
      Classified                                    247,019            267,318          (20,299)       -7.6%
                                             --------------     --------------   --------------
         Total                                      573,156            587,684          (14,528)       -2.5%
                                             --------------     --------------   --------------
   Circulation                                      129,141            131,190           (2,049)       -1.6%
   Other                                             22,736             29,801           (7,065)      -23.7%
                                             --------------     --------------   --------------
Total operating revenue                      $      725,033     $      748,675   $      (23,642)       -3.2%
                                             ==============     ==============   ==============


Average daily circulation
   Daily                                              3,892              3,971              (79)       -2.0%
   Sunday                                             5,247              5,403             (156)       -2.9%

Advertising linage
Full run
      Retail                                        3,856.1            4,060.7           (204.6)       -5.0%
      General                                         698.7              779.4            (80.7)      -10.4%
      Classified                                    4,775.0            4,951.3           (176.3)       -3.6%
                                             --------------     --------------   --------------
         Total full run                             9,329.8            9,791.4           (461.6)       -4.7%
                                             ==============     ==============   ==============



Factored part-run                                     544.1              521.4             22.7         4.4%
                                             --------------     --------------   --------------

Total preprints inserted                            1,654.0            1,567.0             87.0         5.6%
                                             --------------     --------------   --------------


Advertising revenue and linage for the quarter declined compared with the prior year. Classified revenue was responsible for the majority of the decrease due to reduced recruitment and auto advertising, down 18.0% and 4.9%, respectively, in the first quarter of 2001 compared to the year-earlier quarter. While there were declines in classified revenue in most major markets during the first quarter of 2001 compared with the same period in 2000, Philadelphia and San Jose were responsible for a majority of the decrease, down 15.2% and 12.2%, respectively. Partially offsetting the declines in recruitment and auto advertising was classified real estate revenue which increased 22.4% during the first quarter. San Jose, up 72.2%, Contra Costa, up 24.9%, and Miami, up 14.0%, were responsible for the majority of the increase.

Retail advertising increased during the quarter ended April 1, 2001 compared with the same period last year, with growth in Miami, Kansas City and Fort Worth. Miami's increase was due to furniture, department stores, healthcare, and government. Kansas City benefited from entertainment and furniture. Fort Worth had increases from the prior year from department stores, home improvement, and furniture. The company was also negatively impacted from the bankruptcy of Montgomery Wards.

General advertising revenue for the quarter ended April 1, 2001 was below the comparable quarter in 2000 with San Jose, Contra Costa and Philadelphia showing the largest decreases, down 17.4%, 36.5%, and 7.0%, respectively. General advertising revenue was down at most newspapers as many advertisers reduced their spending.

Other revenue declined $7.1 million, or 23.7%, from the quarter ended April 1, 2001 compared with the quarter ended March 26, 2000, primarily reflecting lower profitability from Detroit (see Note 1 of the Notes to Consolidated Financial Statements), and the absence in 2001 of Professional Exchange, MediaStream, and Cable Connection, all of which were sold in 2000.

OPERATING COSTS

The table below presents operating costs for newspaper operations for the quarter ended April 1, 2001 compared with the quarter ended March 26, 2000 (in 000's):

                                                   Quarter Ended
                                           -----------------------------
                                             April 1          March 26
                                               2001             2000           Variance        % Change
                                           ------------     ------------     ------------    ------------
Operating costs

Labor and employee benefits                $    279,766     $    277,821     $      1,945         0.7%
Newsprint, ink and supplements                  119,221          107,969           11,252        10.4%
Other operating costs                           146,784          155,057           (8,273)       -5.3%
Depreciation and amortization                    44,912           44,799              113         0.3%
                                           ------------     ------------     ------------
         Total operating costs             $    590,683     $    585,646     $      5,037         0.9%
                                           ============     ============     ============

Labor and employee benefit costs increased during the quarter as a result of a 1.6% increase in the average wage rate and a 5.1% increase in employee benefits, primarily health and welfare benefits, offset by a decrease of 1.8% in the number of full time equivalent employee's (FTE's).

Newsprint, ink and supplements increased due to a 19.7% increase in the price per ton of newsprint, offset by a 5.8% decrease in newsprint consumption.

Other operating costs decreased during the first quarter of 2001 compared with the same quarter of 2000. The decrease was due to a decline in circulation and promotional costs and general and administrative expenses. Philadelphia was responsible for a majority of the decrease, down 16.4%, followed by Akron, down 16.5%, and Charlotte, down 10.6%.

ONLINE DIVISION

OPERATING REVENUE

The table below presents operating revenue and related statistics for online operations for the quarter ended April 1, 2001 compared with the quarter ended March 26, 2000 (in 000's):

                                                   Quarter Ended
                                           -----------------------------
                                             April 1          March 26
                                               2001             2000           Variance        % Change
                                           ------------     ------------     ------------    ------------
Operating revenue                          $     10,365     $      9,892     $        473          4.8%

Unique visitors                                   4,876            3,562            1,314         36.9%
Average monthly page views                      191,831          131,424           60,407         46.0%

Operating revenue for the first quarter of 2001 increased from the same period in 2000 due primarily to sales of our Classified Ventures cars.com product and recruitment upsell (revenue resulting from a bundled sale of advertising in both the newspaper and online) revenue. Unique visitors and average monthly page views increased due to the first quarter 2001 addition of The Seattle Times and The Atlantic City Press into the Real Cities National network. The Real Cities network now covers 40 cities with 13 of the top 25 markets.

OPERATING COSTS

The following table summarizes operating costs for online operations for the quarters ended April 1, 2001 and March 26, 2000 (in 000`s of dollars):


                                                   Quarter Ended
                                           -----------------------------
                                             April 1          March 26
                                               2001             2000           Variance        % Change
                                           ------------     ------------     ------------    ------------
Operating costs

Labor and employee benefits                $      9,222     $      7,325     $      1,897        25.9%
Other operating costs                            11,493           10,193            1,300        12.8%
Depreciation and amortization                       747              578              169        29.2%
                                           ------------     ------------     ------------
         Total operating costs             $     21,462     $     18,096     $      3,366        18.6%
                                           ============     ============     ============

The increase in labor and employee benefits was primarily due to a higher average wage rate, increased employee benefits costs, and bonus expense. Other operating costs increased from the first quarter of 2000 to the first quarter of 2001 primarily as a result of higher advertising and promotion costs and an increase in the reserve for bad debt. Depreciation and amortization expense increased due to the acquisition of additional equipment.


CORPORATE AND OTHER NON-OPERATING ITEMS

Interest expense, net of interest income and capitalized interest, increased $2.3 million, or 9.1%, from the first quarter of 2000, due to higher debt levels and a higher weighted-average interest rate in the first quarter of 2001.

Losses from equity investments in unconsolidated companies and joint ventures for the first quarter of 2001increased by $3.7 million from the comparable period in 2000. Contributing to the year-over-year decline were losses in the Seattle Times Company and from Career Holdings, Inc. Partially offsetting these losses was an increase in earnings from our newsprint mill investments as a result of increases in the average price of newsprint.

"Other, net" income was $165.4 million lower than the first quarter of 2000 due to the net pre-tax gain of $154.0 million, from the sale of Internet investments, in the first quarter of 2000 and a pre-tax loss of $11.5 million on the sale of Internet investments during the first quarter of 2001.

The effective tax rate was 40.3% in the quarter ended April 1, 2001 compared with 40.2% for the comparable quarter in 2000. Excluding the gains and losses in both years, the effective tax rate was 40.1% in the first quarter of 2001 compared with 40.0% in the first quarter of 2000.

LIQUIDITY & CAPITAL RESOURCES

Cash flow from operations is the company's primary source of liquidity. Management is focused on growing cash flow and on managing cash effectively. In addition, the company uses financial leverage to minimize the overall cost of capital and maintain adequate operating and financial flexibility.

The company invests excess cash in short- and long-term investments depending on projected cash needs from operations, capital expenditures and other business purposes. The company supplements internally generated cash with a combination of short- and long-term borrowings. Average outstanding commercial paper during the quarter was $847.3 million, with an average effective interest rate of 5.5%. As of April 1, 2001, the company's revolving credit and term loan agreements, which back up the commercial paper outstanding, had remaining availability of $141.7 million. The 364-day revolving credit and term loan portion of the facility matures in June 2001; however, the company has the option and the intention to renew this facility for an additional term through June 2002.

Cash provided by operating activities was $90.0 million at April 1, 2001, compared to $62.2 million at March 26, 2000. The decrease in cash provided by operating activities primarily related the timing of various tax-related payments in both years.

Cash required for investing activities decreased from $36.3 million for the quarter ended March 26, 2000 compared with $13.8 million for the quarter ended April 1, 2001. The decrease was primarily related to cash generated from the sale of Internet investments, offset by cash required for the purchase of property and equipment.

Cash required for financing activities was primarily the repurchase of the company's common stock, in the amount of $87.2 million, and the payment of cash dividends, in the amount of $21.1 million, offset by cash provided from the sale of common stock to employees, in the amount of $31.3 million.

In the first quarter of 2001, the company repurchased a total of 1.5 million common shares at a total cost of $87.6 million and average cost of $56.87. During the first quarter the company received a refund of $381,000 related to repurchases made in fiscal year 2000. At a meeting held on April 24, 2001, the Board of Directors approved an increase of 6 million shares authorized for repurchase. After this increase the company has remaining authorization to repurchase 6.9 million shares.

For the quarter ended April 1, 2001, the company's interest coverage ratio (defined as operating income plus depreciation and amortization divided by interest expense) was 5.8 to 1 compared with 7.4 to 1 for the same period in 2000 and 7.3 to 1 at December 31, 2000. The decrease in the interest coverage ratio from the first quarter of 2000 and from the prior year end, resulted from a decrease in operating income and an increase in interest expense. The company's cash flow to debt ratio (defined as net income plus depreciation and amortization for the previous four quarters divided by debt), was 22.7% as of the first quarter of 2001 compared with 42.1% as of the first quarter of 2000. The decrease in the cash flow to debt ratio from the four quarters ended March 26, 2000 to the four quarters ended April 1, 2001 was due primarily to gains recorded in the first quarter of 2000 and losses recorded in the fourth quarter of 2000. Without these gains and losses, the company's cash flow to debt ratio was 29.6% for the four quarters ended April 1, 2001 compared with 34.5% for the four quarters ended March 26, 2000.

The company's operations have historically generated strong positive cash flow, which, along with the company's commercial paper program, revolving credit lines and ability to issue public debt, has provided adequate liquidity to meet the company's short- and long-term cash requirements, including requirements for working capital and capital expenditures.


SUBSEQUENT EVENT

On April 27, 2001, the company announced a restructuring of its work force in response to a decline in advertising revenue and an increase in the price of newsprint. The company stated its desire to achieve the reduction in the work force primarily through buyouts and early retirement. The actual number of employees subject to the reduction in work force is expected to vary by location. The financial impact of the reduction in the work force has not been determined as of the date of this report.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company has no material changes to the disclosure made on this matter in the company's annual report on Form 10-K for the year ended December 31, 2000.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         Refer to Part 1, Item 1, Note 6, incorporated herein by reference, for a discussion of legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  None.

         (b)  Reports on Form 8-K

                  There were no reports on Form 8-K filed during the quarter ended April 1, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        KNIGHT-RIDDER, INC.
                                        (Registrant)


Date:  May 10, 2001                     /s/ GARY R. EFFREN
                                        ----------------------------------------
                                        Gary R. Effren
                                        Vice President/Controller
                                        (Chief Accounting Officer and Duly
                                        Authorized Officer of Registrant)