Form 10-Q
period 2001-07-01
KNIGHT RIDDER INC
filed 2001-08-15
CIK 205520

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  July 1, 2001

                                       OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------
Commission file number 1-7553

                               KNIGHT-RIDDER, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 FLORIDA                                     38-0723657
---------------------------------------------            -------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 7, 2001, 74,658,683 shares of Common Stock, $.02 1/12 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
(In 000's of dollars, except per share data)

                                                               July 1, 2001    December 31,
                                                                (unaudited)       2000
                                                                -----------    -----------
ASSETS

Current Assets
       Cash, including short-term investments of
          $3,554 in 2001, and $7,001 in 2000                    $    31,702    $    41,661
       Accounts receivable, net of allowances of
          $19,346 in 2001 and $20,238 in 2000                       376,471        416,498
       Inventories                                                   63,046         52,786
       Prepaid expense                                               35,054         30,767
       Other current assets                                          41,132         34,382
                                                                -----------    -----------
                      Total Current Assets                          547,405        576,094
                                                                -----------    -----------

Investments and Other Assets
       Equity in unconsolidated companies and
          joint ventures                                            293,055        304,486
       Other                                                        217,341        202,951
                                                                -----------    -----------
                      Total Investments and Other Assets            510,396        507,437
                                                                -----------    -----------

Property, Plant and Equipment
       Land and improvements                                         96,048         96,925
       Buildings and improvements                                   469,986        460,770
       Equipment                                                  1,276,244      1,265,866
       Construction and equipment installations in progress          74,059         57,694
                                                                -----------    -----------
                                                                  1,916,337      1,881,255
       Less accumulated depreciation                               (884,643)      (841,812)
                                                                -----------    -----------
                      Net Property, Plant and Equipment           1,031,694      1,039,443

Goodwill
       Less accumulated amortization of $430,667 in 2001,
          and $396,307 in 2000                                    2,086,953      2,120,552
                                                                -----------    -----------
                      Total                                     $ 4,176,448    $ 4,243,526
                                                                ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
       Accounts payable                                         $   108,361    $   121,300
       Accrued expenses and other liabilities                       120,702        101,660
       Accrued compensation and amounts withheld
          from employees                                            159,948        114,810
       Federal and state income taxes                                    --         16,928
       Deferred revenue                                              75,721         73,300
       Short-term borrowings and current portion
          of long-term debt                                          80,151         80,362
                                                                -----------    -----------
                      Total Current Liabilities                     544,883        508,360
                                                                -----------    -----------

Noncurrent Liabilities
       Long-term debt                                             1,547,440      1,591,910
       Deferred Federal and state income taxes                      266,291        269,702
       Postretirement benefits other than pensions                  144,288        137,791
       Employment benefits and other noncurrent liabilities         185,205        191,847
                                                                -----------    -----------
                      Total Noncurrent Liabilities                2,143,224      2,191,250
                                                                -----------    -----------

Minority Interests in Consolidated Subsidiaries                        (953)         2,446

Commitments and Contingencies

Shareholders' Equity
       Preferred stock, $1.00 par value; shares authorized -
          20,000,000; shares issued -  954,800 in 2001
          and 1,110,500 in 2000                                         955          1,111
       Common stock, $.02 1/12 par value; shares authorized -
          250,000,000; shares issued - 74,625,604 in 2001             1,555          1,542
          and 74,036,046 in 2000
       Additional capital                                           952,816        919,582
       Retained earnings                                            536,311        622,801
       Accumulated other comprehensive income                            --         (1,301)
       Treasury stock, at cost, 38,807 shares in 2001 and
          41,009 shares in 2000                                      (2,343)        (2,265)
                                                                -----------    -----------
                      Total Shareholders' Equity                  1,489,294      1,541,470
                                                                -----------    -----------
                      Total                                     $ 4,176,448    $ 4,243,526
                                                                ===========    ===========

See "Notes to Consolidated Financial Statements."

CONSOLIDATED STATEMENT OF INCOME
(Unaudited in 000's of dollars, except per share data)

                                                   Quarter Ended              Two Quarters Ended
                                             --------------------------    --------------------------
                                               July 1,        June 25,       July 1,        June 25,
                                                2001            2000          2001            2000
                                             -----------    -----------    -----------    -----------
OPERATING REVENUE
      Advertising
           Retail                            $   270,317    $   268,659    $   516,670    $   507,516
           General                                77,641         83,768        157,425        165,277
           Classified                            228,677        278,546        475,696        545,864
                                             -----------    -----------    -----------    -----------
              Total                              576,635        630,973      1,149,791      1,218,657
      Circulation                                127,738        129,447        256,879        260,637
      Other                                       34,064         45,747         67,165         85,440
                                             -----------    -----------    -----------    -----------
              Total Operating Revenue            738,437        806,167      1,473,835      1,564,734
                                             -----------    -----------    -----------    -----------

OPERATING COSTS
      Labor and employee benefits                363,139        296,849        655,731        587,968
      Newsprint, ink and supplements             114,355        109,339        230,551        214,256
      Other operating costs                      161,233        173,527        324,178        343,698
      Depreciation and amortization               47,078         46,739         94,234         93,677
                                             -----------    -----------    -----------    -----------
              Total Operating Costs              685,805        626,454      1,304,694      1,239,599
                                             -----------    -----------    -----------    -----------

OPERATING INCOME                                  52,632        179,713        169,141        325,135
                                             -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
      Interest expense                           (26,706)       (28,291)       (54,926)       (54,340)
      Interest expense capitalized                   557            651          1,038          1,212
      Interest income                                257            442            542            771
      Equity in earnings of unconsolidated
         companies and joint ventures                935          1,695         (3,842)           568
      Minority interests                          (1,157)        (3,187)        (4,095)        (5,792)
      Other, net                                  (4,510)         8,849        (17,577)       161,221
                                             -----------    -----------    -----------    -----------
              Total                              (30,624)       (19,841)       (78,860)       103,640
                                             -----------    -----------    -----------    -----------

Income before income taxes                        22,008        159,872         90,281        428,775
Income taxes                                       8,582         63,599         36,118        171,647
                                             -----------    -----------    -----------    -----------
              Net Income                     $    13,426    $    96,273    $    54,163    $   257,128
                                             ===========    ===========    ===========    ===========

NET INCOME PER SHARE

      Basic                                  $      0.15    $      1.23    $      0.67    $      3.27
                                             ===========    ===========    ===========    ===========
      Diluted                                $      0.15    $      1.08    $      0.63    $      2.82
                                             ===========    ===========    ===========    ===========

DIVIDENDS DECLARED PER COMMON SHARE          $      0.25    $      0.23    $      0.50    $      0.46
                                             -----------    -----------    -----------    -----------

AVERAGE SHARES OUTSTANDING (000's)
      Basic                                       73,456         75,929         73,419         76,854
                                             ===========    ===========    ===========    ===========

      Diluted                                     74,661         89,423         85,655         91,045
                                             ===========    ===========    ===========    ===========

See "Notes to Consolidated Financial Statements."

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, in 000's of dollars)

                                                                                     Two Quarters Ended
                                                                                 --------------------------
                                                                                   July 1,        June 25,
                                                                                    2001            2000
                                                                                 -----------    -----------
CASH PROVIDED BY (REQUIRED FOR) OPERATING ACTIVITIES
      Net income                                                                 $    54,163    $   257,128
      Noncash items deducted from (included in) income:
          Losses (gains) on sale of investments                                       11,538       (153,982)
          Gain on sale of building                                                        --         (9,492)
          Depreciation and amortization                                               94,234         93,677
          Provision (benefit) for deferred taxes                                      (4,279)        33,962
          Provision for bad debt                                                      13,701         12,178
          Distributions in excess of earnings of unconsolidated
            companies and joint ventures                                               7,527          6,275
          Minority interests in earnings of consolidated subsidiaries                  4,095          5,792
          Other items, net                                                             8,482          6,566
      Change in certain operating assets and liabilities:
          Accounts receivable                                                         31,673         11,208
          Inventories                                                                 (9,237)       (10,359)
          Other assets                                                               (41,811)      (102,832)
          Accounts payable                                                           (13,694)        16,246
          Federal and state income taxes                                             (18,992)        71,042
          Other liabilities                                                           67,734         10,475
                                                                                 -----------    -----------
               Net Cash Provided by Operating Activities                             205,134        247,884
                                                                                 -----------    -----------

 CASH PROVIDED BY (REQUIRED FOR) INVESTING ACTIVITIES
      Proceeds from sale of investments                                               13,067          1,965
      Proceeds from sale of building                                                      --         15,694
      Acquisition of subsidiary, investees, and other investments, net                (4,591)       (45,783)
      Additions to property, plant and equipment                                     (50,890)       (35,326)
      Other items, net                                                                    58          9,006
                                                                                 -----------    -----------

               Net Cash Required for Investing Activities                            (42,356)       (54,444)
                                                                                 -----------    -----------

CASH PROVIDED BY (REQUIRED FOR) FINANCING ACTIVITIES
      Net increase (decrease) in commercial paper, net of unamortized discount      (341,993)       146,057
      Proceeds from issuance of term debt                                            297,107             --
      Payment of cash dividends                                                      (42,167)       (41,413)
      Sale of common stock to employees                                               41,425         13,400
      Purchase of treasury stock                                                    (113,505)      (299,297)
      Other items, net                                                               (13,604)       (11,675)
                                                                                 -----------    -----------

               Net Cash Required for Financing Activities                           (172,737)      (192,928)
                                                                                 -----------    -----------
                   Net Increase (Decrease) in Cash                                    (9,959)           512
 Cash and short-term cash
      investments at beginning of the period                                          41,661         34,084
                                                                                 -----------    -----------

 Cash and short-term cash
      investments at end of the period                                           $    31,702    $    34,596
                                                                                 ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Non cash investing activities
      Stock proceeds from sale of unconsolidated investment                               --        195,624
Non cash financing activities
      Conversion of preferred stock held by Disney to common stock
               Preferred Stock                                                          (156)          (149)
               Additional Capital                                                    (58,400)       (55,775)
      Issuance of common stock upon conversion to preferred stock
               Common Stock                                                               32             31
               Additional Capital                                                     58,524         55,893

See "Notes to Consolidated Financial Statements."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended July 1, 2001 are not necessarily indicative of the results that may be expected for the year ending December 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 2000.

Certain amounts in 2000 have been reclassified to conform to the 2001 presentation.


New Accounting Standard

Emerging Issues Task Force Issue 00-1:

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

NOTE 2 - COMPREHENSIVE INCOME

The following table sets forth the computation of comprehensive income (in 000's of dollars):

                                                                          Quarter Ended          Two Quarters Ended
                                                                      ---------------------    ----------------------
                                                                       July 1,     June 25,     July 1,      June 25,
                                                                        2001         2000        2001          2000
                                                                      ---------   ---------    ---------    ---------
Net income                                                            $  13,426   $  96,273    $  54,163    $ 257,128


Total unrealized losses on securities available for sale                     --     (42,442)      (5,798)     (82,555)
Less: reclassification adjustment for realized losses, net of taxes          --          --        7,099        5,547
                                                                      ---------   ---------    ---------    ---------

Change in accumulated other comprehensive income                             --     (42,442)       1,301      (77,008)
                                                                      ---------   ---------    ---------    ---------
Total comprehensive income                                            $  13,426   $  53,831    $  55,464    $ 180,120
                                                                      =========   =========    =========    =========

NOTE 3  -  DEBT

(In Thousands of Dollars)

                                                                      Balance At
                                       Effective Interest    -----------------------------
                                           Rate as of           July 1,        December 31,
                                          July 1, 2001           2001              2000
                                          ------------       -----------       -----------
Commercial paper, net of discount (a)         4.3%           $   501,034       $   843,027

Debentures, net of discount (b)              10.0%               198,713           198,630

Debentures, net of discount (c)               7.3%                94,829            94,731

Debentures, net of discount (d)               6.9%               296,625           296,564

Notes payable, net of discount (e)            8.6%                39,992            39,969

Notes payable, net of discount (f)            6.5%                98,552            98,438

Notes payable, net of discount (g)            6.5%               297,131                --

Senior notes, net of discount (h)             6.1%                99,555            99,505

Notes payable, other                          6.1%                 1,160             1,408
                                                             -----------       -----------
       Total Debt (i)                         5.7%             1,627,591         1,672,272

Less amounts classified as current                                80,151            80,362
                                                             -----------       -----------

       Total long-term debt                   5.7%           $ 1,547,440       $ 1,591,910
                                                             ===========       ===========

(a) Commercial paper is supported by $895 million revolving credit facility which matures in 2006.

(b)  Represents $200 million of 9.875% debentures due in 2009.

(c)  Represents $100 million of 7.15% debentures due in 2027.

(d)  Represents $300 million of 6.875% debentures due in 2029.

(e) Represents the remaining balance of a $40 million of 8.5% notes payable due at Sept. 1, 2001.

(f)  Represents $100 million of 6.625% notes due in 2007.

(g)  Represents $300 million of 7.125% notes due in 2011.

(h)  Represents $100 million of 6.3% senior notes due in 2005.

(i) Interest payments for the two quarters ended July 1, 2001 and June 25, 2000 were $63.4 million and $52.8 million, respectively.


NOTE 4 - INCOME TAX PAYMENTS

Income tax payments for the two quarters ended July 1, 2001 and June 25, 2000, were $59.4 million and $56.9 million, respectively.

NOTE 5 - EQUITY

Earnings per share:
-------------------

The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in 000's, except per share data):

                                                           Quarter Ended          Two Quarters Ended
                                                      -----------------------   -----------------------
                                                        July 1,     June 25,      July 1,     June 25,
                                                         2001         2000         2001         2000
                                                      ----------   ----------   ----------   ----------
Net income                                            $   13,426   $   96,273   $   54,163   $  257,128

Less dividends on preferred stock                          2,387        2,818        5,163        5,979
                                                      ----------   ----------   ----------   ----------
Net income attributable to common stock               $   11,039   $   93,455   $   49,000   $  251,149
                                                      ==========   ==========   ==========   ==========

Average shares outstanding (basic)                        73,456       75,929       73,419       76,854
                                                      ----------   ----------   ----------   ----------

Effect of dilutive securities:
     Weighted average preferred stock, as converted           --       12,254       10,846       12,997
     Stock options                                         1,205        1,240        1,390        1,194
                                                      ----------   ----------   ----------   ----------
Average shares outstanding (diluted)                      74,661       89,423       85,655       91,045
                                                      ----------   ----------   ----------   ----------

Net income per share (basic)                          $     0.15   $     1.23   $     0.67   $     3.27
                                                      ==========   ==========   ==========   ==========

Net income per share (diluted)                        $     0.15   $     1.08   $     0.63   $     2.82
                                                      ==========   ==========   ==========   ==========

In the quarter ended July 1, 2001, the impact of the conversion of preferred stock for the computation of diluted net income per share is anti-dilutive and therefore no conversion is assumed in the computation. Accordingly, diluted earnings per share is $0.15 versus $0.16, as previously disclosed in the company's press release dated July 17, 2001.

Stock options:
--------------

At July 1, 2001, 4,331,911 shares of the company's authorized but unissued common stock were reserved and available for issuance under the Employee Stock Option Plan. At December 31, 2000, shares reserved and available for issuance were 4,178,534.


NOTE 6. COMMITMENTS AND CONTINGENCIES

The company's wholly-owned subsidiary, MediaStream, Inc. ("MediaStream"), has been named as one of a number of defendants in two separate class action lawsuits that have been consolidated with two other similar lawsuits by the Judicial Panel on Multi-District Litigation under the caption "In re Literary Works in Electronic Databases Copyright Litigation," M.D.L. Docket No. 1379. The two lawsuits originally filed against MediaStream in September, 2000 were: THE AUTHORS GUILD, INC. ET AL. V. THE DIALOG CORPORATION ET AL., AND POSNER ET AL.
V. GALE GROUP INC. ET AL. These lawsuits were brought by or on behalf of freelance authors who allege that the defendants have infringed plaintiffs' copyrights by making plaintiffs' works available on databases operated by the defendants. The plaintiffs are seeking to be certified as class representatives of all similarly-situated freelance authors. The two lawsuits were stayed pending disposition by the U.S. Supreme Court of NEW YORK TIMES COMPANY ET AL.
V. TASINI ET AL., No. 00-21. On June 25, 2001, the Supreme Court ruled that the defendants in TASINI did not have a privilege under Section 201 of the Copyright Act to republish articles previously appearing in print publications absent the author's separate permission for electronic republication. Although the stay was thereafter lifted in the actions against MediaStream, no proceedings relating to the class certification motions or other proceedings of substance have yet occurred. Plaintiffs in the actions naming MediaStream seek actual damages, statutory damages and injunctive relief, among other remedies. MediaStream intends to contest liability and vigorously defend its position in the litigation, including opposing class certification. In addition, MediaStream has indemnity agreements from various content providers supplying articles to MediaStream's databases that could mitigate its potential exposure. Management is currently unable to predict whether an unfavorable outcome is likely or the magnitude of any potential loss.

Various libel and other copyright infringement claims and actions and environmental and other legal proceedings that have arisen in the ordinary course of business are pending against the company and its subsidiaries. In the opinion of management, the ultimate liability to the company and its subsidiaries as a result of such legal proceedings will not be material to its financial position or results of operations on a consolidated basis.

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

Financial data for the company's segments is as follows (in 000's of dollars):

                                         Quarter Ended                 Two Quarters Ended
                                 -----------------------------   -----------------------------
                                  July 1, 2001   June 25, 2000    July 1, 2001   June 25, 2000
                                 -------------   -------------   -------------   -------------
Operating revenue
    Newspapers                   $     727,737   $     795,691   $   1,452,770   $   1,544,366
    Online                              10,700          10,476          21,065          20,368
                                 -------------   -------------   -------------   -------------

                                 $     738,437   $     806,167   $   1,473,835   $   1,564,734
                                 =============   =============   =============   =============

Operating income (loss)
    Newspapers                   $      67,171   $     194,598   $     201,521   $     357,627
    Online                              (7,886)        (10,968)        (18,983)        (19,172)
    Corporate                           (6,653)         (3,917)        (13,397)        (13,320)
                                 -------------   -------------   -------------   -------------

                                 $      52,632   $     179,713   $     169,141   $     325,135
                                 =============   =============   =============   =============

Depreciation and amortization
    Newspapers                   $      44,905   $      44,568   $      89,817   $      89,367
    Online                                 757             610           1,504           1,188
    Corporate                            1,416           1,561           2,913           3,122
                                 -------------   -------------   -------------   -------------

                                 $      47,078   $      46,739   $      94,234   $      93,677
                                 =============   =============   =============   =============

NOTE 8 - WORKFORCE REDUCTION PROGRAM

Due to the slowing economy and the resulting decline in advertising revenue and a sharp increase in newsprint expense, the company announced in the second quarter a workforce reduction program affecting the majority of its newspapers. The workforce reduction plan eliminates approximately 1,600 positions through early retirement programs as well as voluntary and involuntary buyouts and attrition. As a result of this plan, the company incurred charges of $78.5 million related to employee severance costs and benefits. The accruals for the workforce reduction program are included in "Accrued expenses and other liabilities" on the company's Consolidated Balance Sheet at July 1, 2001 and are recorded in accordance with the provisions of SEC Staff Accounting Bulletin No. 100, RESTRUCTURING AND IMPAIRMENT CHARGES AND EITF 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY. No material cash payments were made for the quarter ended July 1, 2001 in relation to this charge. The majority of this charge is expected to be paid during the last six months of 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements contained in this Form 10-Q are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated.

Potential risks and uncertainties that could adversely affect the company's ability to obtain these results include, without limitations, the following factors: (a) increased consolidation among major retailers or other events that may adversely affect business operations of major customers and depress the level of local and national advertising; (b) an accelerated economic downturn in some or all of the company's principal newspaper markets that may lead to decreased circulation or decreased local or national advertising; (c) a decline in general newspaper readership patterns as a result of competitive alternative media or other factors; (d) an increase in newsprint costs over the levels anticipated; (e) labor disputes which may cause revenue declines or increased labor costs; (f) disruptions in electricity and natural gas supplies and increases in energy costs; (g) acquisitions of new businesses or dispositions of existing businesses; (h) increases in interest or financing costs; and (i) rapid technological changes and frequent new product introductions prevalent in electronic publishing, including the evolution of the Internet.

RESULTS OF OPERATIONS: SECOND QUARTER ENDED JULY 1, 2001 COMPARED WITH SECOND QUARTER ENDED JUNE 25, 2000

Diluted income per share from operations for the second quarter was $.15, down $.93, or 86.1%, from the comparable period in 2000. Excluding the net gain on the sale of a building in the second quarter of 2000 and the workforce reduction charge in the second quarter of 2001, diluted income per share was $.71, down $.31, or 30.4%, from the quarter ended June 25, 2000. Net income in the second quarter of 2001 was $13.4 million, down $82.8 million, or 86.1%, from the second quarter last year. Excluding the net gain on the sale of a building in the second quarter of 2000 and the workforce reduction charge in the second quarter of 2001, net income for the second quarter was $60.5 million, down $30.2 million, or 33.3% from 2000. The following table sets forth the results of operations for the quarters ended July 1, 2001 and June 25, 2000 (in 000's of dollars, except per share amounts):

                                                       Quarter Ended
                                                 -------------------------
                                                    July 1,      June 25,
                                                     2001          2000        % Change
                                                 -----------   -----------   -----------
Operating revenue                                $   738,437   $   806,167         -8.4%
Operating income                                 $    52,632   $   179,713        -70.7%
 Net income
   Before gain on building and workforce
      reduction charge                                60,526        90,765        -33.3%
   Gain on sale of building, net of tax                   --         5,508
   Workforce reduction, net of tax                   (47,100)           --
                                                 -----------   -----------
   Net income                                    $    13,426   $    96,273        -86.1%
                                                 ===========   ===========

Diluted earnings per share
   Before gain on building and workforce
      reduction charge                           $      0.71   $      1.02        -30.4%
   Gain on sale of building, net of tax                   --          0.06
   Workforce reduction, net of tax                     (0.56)           --
                                                 -----------   -----------
   Net income                                    $      0.15   $      1.08        -86.1%
                                                 -----------   -----------

NEWSPAPER DIVISION

Operating Revenue

The table below presents operating revenue and related statistics for newspaper operations for the quarter ended July 1, 2001 compared with the quarter ended June 25, 2000 (in 000's):

                                 Quarter Ended
                            -------------------------
                               July 1,      June 25,
                                2001          2000        Variance     % Change
                            -----------   -----------   -----------  -----------
Operating revenues
   Advertising
      Retail                $   270,317   $   268,659   $     1,658         0.6%
      General                    77,641        83,768        (6,127)       -7.3%
      Classified                228,677       278,546       (49,869)      -17.9%
                            -----------   -----------   -----------
         Total                  576,635       630,973       (54,338)       -8.6%
                            -----------   -----------   -----------
   Circulation                  127,738       129,447        (1,709)       -1.3%
   Other                         23,364        35,271       (11,907)      -33.8%
                            -----------   -----------   -----------
Total operating revenue     $   727,737   $   795,691   $   (67,954)       -8.5%
                            ===========   ===========   ===========


Average daily circulation
   Daily                          3,789         3,908          (119)       -3.0%
   Sunday                         5,121         5,320          (199)       -3.7%

Advertising linage
Full run
      Retail                    4,308.0       4,457.5        (149.5)       -3.4%
      General                     775.2         891.5        (116.3)      -13.0%
      Classified                5,020.7       5,353.7        (333.0)       -6.2%
                            -----------   -----------   -----------
         Total full run        10,103.9      10,702.7        (598.8)       -5.6%
                            ===========   ===========   ===========



Factored part-run                 597.2         602.7          (5.5)       -0.9%
                            -----------   -----------   -----------

Total preprints inserted        1,711.8       1,678.4          33.4         2.0%
                            -----------   -----------   -----------


Advertising revenue and linage for the quarter declined compared with the same quarter of the prior year due primarily to classified recruitment and auto advertising, down 38.2% and 1.6%, respectively. While there were declines in classified revenue in most major markets during the second quarter of 2001 compared with the same period in 2000, Philadelphia and San Jose were responsible for a majority of the decrease, down 25.9% and 33.7%, respectively. Classified real estate revenue, which increased 22.8% during the second quarter, partially offset the declines in recruitment and auto advertising. San Jose, up 92.4%, Contra Costa, up 60.2%, and Saint Paul, up 28.0%, were responsible for the majority of the increase.

Retail advertising increased slightly during the quarter ended July 1, 2001 compared with the same period last year primarily due to growth in Miami, Fort Worth, and Columbia. Miami's increase came from non-core products, including Direct Marketing, El Nuevo Herald, Jewish Star Times, and Keynoter. Fort Worth's increase was due to department stores, home furnishings, and electronics/computers. Columbia had increases in department stores, grocery stores and home improvement.

General advertising revenue for the quarter ended July 1, 2001 was below the comparable quarter in 2000 with San Jose, Contra Costa, Philadelphia, and Saint Paul showing the largest decreases, down 23.3%, 45.2%, 7.7%, and 17.2%, respectively. The decrease in general advertising revenue was primarily from high-tech/dot-com, financial and software. Offsetting these decreases, Kansas City, Fort Worth, and Miami, were up 14.3%, 6.5%, and 5.1%, respectively, due to strength in telecommunications and travel/transportation.

Other revenue declined $11.9 million, or 33.8%, for the quarter ended July 1, 2001 compared with the quarter ended June 25, 2000, primarily reflecting lower profitability from Detroit (see Note 1), and the absence in 2001 of Professional Exchange, MediaStream, and Cable Connection, all of which were sold in 2000.

Operating Costs

The table below presents operating costs for newspaper operations for the quarter ended July 1, 2001 compared with the quarter ended June 25, 2000 (in 000's of dollars):

                                       Quarter Ended
                                 -------------------------
                                    July 1,      June 25,
                                     2001          2000        Variance      % Change
                                 -----------   -----------   -----------   -----------
Operating costs

Labor and employee benefits      $   351,964   $   284,269   $    67,695          23.8%
Newsprint, ink and supplements       117,249       112,531         4,718           4.2%
Other operating costs                146,448       159,725       (13,277)         -8.3%
Depreciation and amortization         44,905        44,568           337           0.8%
                                 -----------   -----------   -----------
         Total operating costs   $   660,566   $   601,093   $    59,473           9.9%
                                 ===========   ===========   ===========

Labor and employee benefit costs increased during second quarter of 2001 from the second quarter 2000 as a result of the workforce reduction program (see
Note 8). Excluding the $78.5 million charge relating to the workforce reduction program, labor and employee benefits decreased $10.8 million, or 3.8%, in the second quarter of 2001 from the second quarter of 2000 as a result of a 5.2% decline in the number of full-time equivalent employees (FTE's), and a 29.2% decline in bonus and incentive costs, offset by a 2.4% increase in the average wage rate.

Newsprint, ink and supplements increased in the second quarter of 2001 from the second quarter of 2000 due to a 22.3% increase in the price per ton of newsprint, offset by a 12.2% decrease in newsprint consumption and a 9.1% decrease in ink and supplement costs.

Other operating costs decreased in the second quarter of 2001 from the second quarter of 2000, due to reductions in circulation costs ($3.2 million), promotion costs ($3.2 million), news and editorial costs ($2.7 million), and production and occupancy costs ($2.2 million). Philadelphia was responsible for a majority of the decrease, down 18.7%, followed by Saint Paul, (11.0%), Charlotte, (9.3%), Akron, (13.7%), and Fort Wayne, (17.0%).

ONLINE DIVISION

Operating Revenue

The table below presents operating revenue and related statistics for online operations for the quarter ended July 1, 2001 compared with the quarter ended June 25, 2000 (in 000's):

                                   Quarter Ended
                              -----------------------
                                July 1,     June 25,
                                 2001         2000       Variance     % Change
                              ----------   ----------   ----------   ----------
Operating revenue             $   10,700   $   10,476   $      224          2.1%

Unique visitors                    4,480        3,565          915         25.7%
Average monthly page views       182,667      148,906       33,761         22.7%


Operating revenue for the second quarter of 2001 increased from the same period in 2000 due primarily to increased sales of Classified Ventures cars.com and apartments.com products. Unique visitors and average monthly page views increased due to the second quarter 2001 addition of fifteen cities into the Real Cities network. The Real Cities network now covers 55 cities with 15 of the top 25 markets.

Operating Costs

The following table summarizes operating costs for online operations for the quarters ended July 1, 2001 and June 25, 2000 (in 000's of dollars):

                                     Quarter Ended
                                ----------------------
                                  July 1,    June 25,
                                   2001        2000      Variance    % Change
                                ----------  ----------  ----------  ----------
Operating costs
   Labor and employee benefits  $    8,720  $   10,060  $   (1,340)      -13.3%
   Other operating costs             9,109      10,774      (1,665)      -15.5%
   Depreciation and amortization       757         610         147        24.1%
                                ----------  ----------  ----------
     Total operating costs      $   18,586  $   21,444  $   (2,858)      -13.3%
                                ==========  ==========  ==========

The decrease in labor and employee benefits for the second quarter of 2001 compared to the second quarter of 2000 was primarily due to a 54, or 13.4%, reduction in the number of FTE's. Other operating costs for the second quarter of 2001 were down due to lower cost of goods sold as compared to the same quarter in 2000. Depreciation and amortization expense increased slightly during the second quarter of 2001 due to the acquisition of additional equipment.

CORPORATE AND OTHER NON-OPERATING ITEMS

Interest expense, net of interest income and capitalized interest, decreased $1.3 million, or 4.8%, from the second quarter of 2000, due to a lower weighted-average interest rate in the second quarter of 2001.

Losses from equity investments in unconsolidated companies and joint ventures for the second quarter of 2001 decreased by approximately $760,000 from the comparable period in 2000. Contributing to the year-over-year decline were losses in the Seattle Times Company and from Career Holdings, Inc. Partially offsetting these losses was an increase in earnings from our newsprint mill investments as a result of increases in the average price of newsprint.

"Other, net" income was $13.4 million lower in the second quarter of 2001 due to a pre-tax gain of $9.5 million, recorded in the second quarter of 2000 as a result of the sale of land and a building in Philadelphia.

The effective tax rate was 39.0% in the quarter ended July 1, 2001 compared with 39.8% for the comparable quarter in 2000.

RESULTS OF OPERATIONS: TWO QUARTERS ENDED JULY 1, 2001 COMPARED WITH TWO QUARTERS ENDED JUNE 25, 2000

Diluted income per share from operations for the two quarters ended July 1, 2001 was $.63, down $2.19, or 77.7%, from the two quarters ended June 25, 2000. Excluding the net gains and losses on investments, in both years, the net gain on building in 2000 and the workforce reduction charge in 2001, diluted income per share was $1.27, down $.49, or 27.8%, from the two quarters ended June 25, 2000. Net income for the two quarters ended was $54.2 million, down $203.0 million, or 78.9%, from the same period last year. Excluding the net gains and losses on investments in both years, the net gain on building in 2000, and the workforce reduction charge in 2001, net income was $108.4 million, down $51.2 million, or 32.1% from 2000. The following table sets forth the results of operations for the two quarters ended July 1, 2001 and June 25, 2000 (in 000's of dollars, except per share amounts):

                                                              Two Quarters Ended
                                                           -------------------------
                                                              July 1,      June 25,
                                                               2001          2000       % Change
                                                           -----------   -----------   ----------
Operating revenue                                          $ 1,473,835   $ 1,564,734         -5.8%
Operating income                                           $   169,141   $   325,135        -48.0%
Net income
    Before gains (losses) on investment sales, gain on
    building and workforce reduction charge                    108,362       159,517        -32.1%
    Gains (losses) on investment sales, net of tax              (7,099)       91,952
    Gain on sale of building, net of tax                            --         5,659
    Workforce reduction, net of tax                            (47,100)           --
                                                           -----------   -----------
  Net income                                               $    54,163   $   257,128        -78.9%
                                                           ===========   ===========
Diluted earnings per share
    Before gains (losses) on investment sales, gain on
    building and workforce reduction charge                $      1.27   $      1.76        -27.8%
    Gains (losses) on investment sales, net of tax               (0.09)         1.00
    Gain on sale of building, net of tax                            --          0.06
    Workforce reduction, net of tax                              (0.55)           --
                                                           -----------   -----------
  Net income                                               $      0.63   $      2.82        -77.7%
                                                           ===========   ===========

NEWSPAPER DIVISION

Operating Revenue

The table below presents operating revenue and related statistics for newspaper operations for the two quarters ended July 1, 2001 compared with the two quarters ended June 25, 2000 (in 000's):

                              Two Quarters Ended
                            -----------------------
                              July 1,     June 25,
                               2001         2000       Variance     % Change
                            ----------   ----------   ----------   ----------
Operating revenues
   Advertising
      Retail                $  516,670   $  507,516   $    9,154          1.8%
      General                  157,425      165,277       (7,852)        -4.8%
      Classified               475,696      545,864      (70,168)       -12.9%
                            ----------   ----------   ----------
         Total               1,149,791    1,218,657      (68,866)        -5.7%
                            ----------   ----------   ----------
   Circulation                 256,879      260,637       (3,758)        -1.4%
   Other                        46,100       65,072      (18,972)       -29.2%
                            ----------   ----------   ----------
Total operating revenue     $1,452,770   $1,544,366   $  (91,596)        -5.9%
                            ==========   ==========   ==========


Average daily circulation
   Daily                         3,838        3,940         (102)        -2.6%
   Sunday                        5,190        5,361         (171)        -3.2%

Advertising linage
Full run
      Retail                   8,164.1      8,518.2       (354.1)        -4.2%
      General                  1,473.9      1,670.9       (197.0)       -11.8%
      Classified               9,795.7     10,305.0       (509.3)        -4.9%
                            ----------   ----------   ----------
         Total full run       19,433.7     20,494.1     (1,060.4)        -5.2%
                            ==========   ==========   ==========



Factored part-run              1,141.3      1,124.1         17.2           1.5%
                            ----------   ----------   ----------

Total preprints inserted       3,365.5      3,245.6        119.9           3.7%
                            ----------   ----------   ----------

Advertising revenue and linage for the two quarters ended July 1, 2001 declined as compared with the comparable period in the prior year due to classified recruitment and auto advertising, down 28.2% and 3.2%, respectively. While there were declines in classified revenue in most major markets during the two quarters ended July 1, 2001 compared with the comparable period in 2000, Philadelphia and San Jose were responsible for a majority of the decrease, down 20.4% and 23.4%, respectively. Classified real estate revenue, which increased 22.6% during the two quarters ended July 1, 2001, partially offset the declines in recruitment and auto advertising. San Jose, Contra Costa, and Miami were responsible for the majority of the increase, up 82.8%, 43.5%, and 11.8%, respectively.

Retail advertising increased slightly during the two quarters ended July 1, 2001 compared with the same period last year primarily due to growth in Miami, Fort Worth, and Kansas City. Miami's increase was due to furniture, department stores, healthcare, and government. Fort Worth had increases from the prior year from department stores, home improvement, and furniture. Kansas City benefited from entertainment and furniture.

General advertising revenue for the two quarters ended July 1, 2001 was below the comparable quarter in 2000 with San Jose, Contra Costa, Philadelphia, and Saint Paul showing the largest decreases, down 20.4%, 40.9%, 7.4%, and 8.8%, respectively. General advertising revenue decreased at approximately half of the newspapers as many advertisers reduced their spending.

Other revenue declined $19.0 million, or 29.2%, from the two quarters ended July 1, 2001 compared with the two quarters ended June 25, 2000. This decrease primarily reflects the lower profitability from Detroit (see Note 1), and the absence in 2001 of Professional Exchange, MediaStream, and Cable Connection, all of which were sold in 2000.

Operating Costs

The table below presents operating costs for newspaper operations for the two quarters ended July 1, 2001 compared with the two quarters ended June 25, 2000 (in 000's):

                                      Two Quarters Ended
                                   -----------------------
                                     July 1,     June 25,
                                      2001         2000       Variance      % Change
                                   ----------   ----------   ----------    ----------
Operating costs

  Labor and employee benefits      $  631,730   $  562,090   $   69,640          12.4%
  Newsprint, ink and supplements      236,470      220,500       15,970           7.2%
  Other operating costs               293,232      314,782      (21,550)         -6.8%
  Depreciation and amortization        89,817       89,367          450           0.5%
                                   ----------   ----------   ----------
         Total operating costs     $1,251,249   $1,186,739   $   64,510           5.4%
                                   ==========   ==========   ==========

Labor and employee benefit costs increased during the two quarters ended July 1, 2001 compared to the same period in 2000 as a result of the workforce reduction program (see Note 8). Excluding the $78.5 million charge relating to the workforce reduction program, labor and employee benefits decreased $8.9 million, or 1.6%, as a result of a 3.7% decline in the number of full-time equivalent employees (FTE's), and a 17.5% decline in bonus and incentive costs, offset by a 2.2% increase in the average wage rate.

Newsprint, ink and supplements increased during the two quarters ended July 1, 2001 as compared to the same period in 2000 due to a 20.4% increase in the price per ton of newsprint, offset by a 9.1% decrease in newsprint consumption.

Other operating costs decreased in the second quarter of 2001 from the second quarter of 2000, due to reductions in general and administrative costs ($15.8 million) and production and occupancy costs ($4.3 million). Philadelphia was responsible for a majority of the decrease, down 17.5%, followed by Charlotte, Akron, and Fort Wayne, down 9.9%, 15.1%, and 15.5%, respectively.

ONLINE DIVISION

Operating Revenue

The table below presents operating revenue and related statistics for online operations for the two quarters ended July 1, 2001 compared with the two quarters ended June 25, 2000 (in 000's):

                                Two Quarters Ended
                             -----------------------
                               July 1,     June 25,
                                2001         2000       Variance      % Change
                             ----------   ----------   ----------    ----------
Operating revenue            $   21,065   $   20,368   $      697           3.4%

Unique visitors                   9,356        7,127        2,229          31.3%
Average monthly page views      187,249      140,165       47,084          33.6%


Operating revenue for the first two quarters of 2001 increased from the same period in 2000 due primarily to sales of Classified Ventures cars.com and apartments.com products. Unique visitors and average monthly page views increased due to the second quarter 2001 addition of fifteen cities into the Real Cities network.


Operating Costs

The following table summarizes operating costs for online operations for the two quarters ended July 1, 2001 and June 25, 2000 (in 000's of dollars):

                                   Two Quarters Ended
                                 ----------------------
                                   July 1,    June 25,
                                    2001        2000      Variance    % Change
                                 ----------  ----------  ----------  ----------
Operating costs
  Labor and employee benefits    $   17,492  $   17,402  $       90         0.5%
  Other operating costs              21,052      20,950         102         0.5%
  Depreciation and amortization       1,504       1,188         316        26.6%
                                 ----------  ----------  ----------
     Total operating costs       $   40,048  $   39,540  $      508         1.3%
                                 ==========  ==========  ==========

The increase in labor and employee benefits for the first two quarters of 2001 was primarily due to a higher average wage rate, increased employee benefits costs, and bonus expense. Other operating costs increased slightly from the two quarters ended June 25, 2000 to the two quarters ended July 1, 2001 primarily as a result of an increase in cost of goods sold offset by decreases in contract services, professional fees, and promotion and advertising costs. Depreciation and amortization expense increased due to the acquisition of additional equipment.

CORPORATE AND OTHER NON-OPERATING ITEMS

Interest expense, net of interest income and capitalized interest, increased $989,000, or 1.9%, from the two quarters ended June 25, 2000, due to a higher average debt balance in the two quarters ending 2001.

Losses from equity investments in unconsolidated companies and joint ventures for the two quarters ended July 1, 2001 increased by $4.4 million from the comparable period in 2000. Contributing to the year-over-year decline were losses in the Seattle Times Company and from Career Holdings, Inc. Partially offsetting these losses was an increase in earnings from our newsprint mill investments as a result of increases in the average price of newsprint.

"Other, net" income for the two quarters ended July 1, 2001 decreased $178.8 million from the same period in 2000 due to the net pre-tax gain of $154.0 million from the sale of Internet investments and the net pre-tax gain of $9.5 million from the sale of a building in Philadelphia in the first quarter of 2000, and a pre-tax loss of $11.5 million on the sale and write-down of Internet investments during the first quarter of 2001.

The effective tax rate was 40.0% for the two quarters ended July 1, 2001 and June 25, 2000.

LIQUIDITY & CAPITAL RESOURCES

Cash flow from operations is the company's primary source of liquidity. Management is focused on growing cash flow and on managing cash effectively. In addition, the company uses financial leverage to minimize the overall cost of capital and maintain adequate operating and financial flexibility.

The company invests excess cash in short- and long-term investments depending on projected cash needs from operations, capital expenditures and other business purposes. The company supplements internally generated cash with a combination of short- and long-term borrowings. Commercial paper outstanding at July
1, 2001 was $501.0 million, with an average effective interest rate of 4.3%. During the second quarter of 2001, the company issued $300 million of 7.125% notes due June 1, 2011. The proceeds were used to pay down an equivalent amount of commercial paper. During the second quarter of 2001, the company replaced its existing revolving credit and term loan agreement with a new five-year, $895 million facility. As of July 1, 2001, the company's revolving credit and term loan agreements, which back up the commercial paper outstanding, had remaining availability of $391.9 million.

During the second quarter of 2001, the company entered into certain interest rate swap agreements. The principal objective of such agreements is to maintain a roughly equal balance between fixed and floating interest rates in the company's debt structure. The swap agreements expire at various dates in 2005, 2007 and 2011 and convert an aggregate principal amount of $300 million of fixed rate, long-term debt into variable rate borrowings. The variable interest rates are based on 3-month LIBOR rates plus a rate spread. As of July 1, 2001, the weighted average variable interest rates under these agreements were 4.7% and the fixed rates were 6.7%.

Cash provided by operating activities was $205.1 million for the two quarters ended July 1, 2001, compared to $247.9 million for the two quarters ended June 25, 2000. The decrease in cash provided by operating activities primarily related to lower net income and changes in certain operating assets and liabilities.

Cash required for investing activities decreased from $54.4 million for the two quarters ended June 25, 2000 to $42.4 million for the two quarters ended July 1, 2001. The decrease was primarily related to cash generated from the sale of Internet investments and a decrease in acquisitions of subsidiary, investees, and other investments, offset by cash required for the purchase of property and equipment.

Cash required for financing activities for the two quarters ended July 1, 2001, reflects the pay down of $342 million in commercial paper offset by proceeds from the company's $300 million debt offering. Additional cash required for financing activities were related to the repurchase of the company's common stock, in the amount of $113.5 million, and the payment of cash dividends, in the amount of $42.2 million, offset by cash provided from the sale of common stock to employees, in the amount of $41.4 million.

In the two quarters ended July 1, 2001, the company repurchased a total of 2.0 million common shares at a total cost of $113.5 million and average cost of $56.57 per share. At July 1, 2001, the company has remaining authorization to repurchase 6.5 million shares of its common stock. During the second quarter, approximately 1.6 million shares of the company's preferred stock were converted to common stock.

For the two quarters ended July 1, 2001, the company's interest coverage ratio (defined as operating income plus depreciation and amortization divided by interest expense), excluding the $78.5 million workforce reduction charge in the second quarter of 2001, was 6.2 to 1 compared to 7.7 to 1 for the same period in

2000, and 7.3 to 1 for the year ended December 31, 2000. The decrease in the interest coverage ratio from the two quarters ended June 25, 2000 and from the prior year end resulted from a decrease in operating income primarily related to a decrease in operating revenue. The company's recurring cash flow to debt ratio (defined as net income plus depreciation and amortization for the previous four quarters divided by debt, and excluding gains and losses on investments in both years, the gain on the sale of a building in the second quarter of 2000, and the $78.5 million workforce reduction charge in the second quarter of 2001), was 28.7% as of the second quarter of 2001 compared to 36.9% as of the second quarter of 2000.

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

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         Refer to Part 1, Item 1, Note 6, incorporated herein by reference.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders


(a) The company's Annual Meeting of Shareholders was held on April 24, 2001. The results of the voting with respect to matters presented at the Annual Meeting were as follows:

                                                       Common Stock Voted
                                                 ------------------------------
                                                    For               Withheld
                                                 ----------           ---------
(b)      Election of Directors
         for a three-year term ending 2004:
         Kathleen F. Feldstein                   63,360,089           3,626,660
         Thomas P. Gerrity                       63,361,312           3,625,437
         Gonzalo F. Valdes-Fauli                 62,594,495           4,392,254


         Continuing Directors:

         James I. Cash
         Barbara Barnes Hauptfuhrer
         M. Kenneth Oshman
         P. Anthony Ridder
         Randall L. Tobias
         John L. Weinberg

(c) Ratify the appointment of Ernst & Young LLP as independent auditors of the company for the year 2001:

                                    Common Stock Voted
               -----------------------------------------------------------------
                  For             Against         Abstain       Broker Non-Votes
                  ---             -------         -------       ----------------

               66,420,081         327,826         238,841          8,672,236


(d)      Vote on shareholder proposal concerning nomination of candidates to the
Board:

                                    Common Stock Voted
               -----------------------------------------------------------------
                  For             Against         Abstain       Broker Non-Votes
                  ---             -------         -------       ----------------

                2,782,820      59,099,466         811,856         12,964,842

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  None.

         (b)  Reports on Form 8-K

                  On June 1, 2001, the Registrant reported under Item 5, Other Events, execution of a supplemental indenture to its Indenture between Knight-Ridder, Inc. and The Chase Manhattan Bank, and revision of its Statement re Computation of Earnings to Fixed Charges Ratio from Continuing Operations, and filed the exhibits related thereto under Item 7.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KNIGHT-RIDDER, INC.
                                   (Registrant)



Date:  August 14, 2001             /s/ GARY R. EFFREN
                                   ---------------------------------------------
                                   Gary R. Effren
                                   Senior Vice President/Chief Financial Officer
                                   (Chief Accounting Officer and Duly
                                   Authorized Officer of Registrant)