Form 10-Q
period 2001-09-30
KNIGHT RIDDER INC
filed 2001-11-14
CIK 205520

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 6, 2001, 84,090,218 shares of Common Stock, $.02 1/12 par value, were outstanding.

                         Table of Contents for Form 10-Q

                                                                            Page

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements
             Consolidated Balance Sheet ...................................   3
             Consolidated Statement of Income .............................   4
             Consolidated Statement of Cash Flows .........................   5
             Notes to Consolidated Financial Statements ...................   6

Item 2.   Management's Discussion and Analysis of Operations ..............  11

Item 3.   Quantitative and Qualitative Disclosures about Market Risk ......  23

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings ...............................................  23

Item 2.   Changes in Securities and Use of Proceeds .......................  23

Item 3.   Defaults Upon Senior Securities .................................  23

Item 4.   Submission of Matters to a Vote of Security Holders .............  23

Item 5.   Other Information ...............................................  23

Item 6.   Exhibits and Reports on Form 8-K ................................  23

SIGNATURE .................................................................  24

PART I -  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
(In 000's of dollars, except per share data)

                                                                                  September 30, 2001
                                                                                     (unaudited)       December 31, 2000
                                                                                  ------------------   -----------------
ASSETS

Current Assets
     Cash, including short-term investments of $1 in 2001, and $7,001 in 2000        $    34,193          $    41,661
     Accounts receivable, net of allowances of $20,710 in 2001 and $20,238 in 2000       362,500              416,498
     Inventories                                                                          48,249               52,786
     Prepaid expense                                                                      35,582               30,767
     Other current assets                                                                 40,584               34,382
                                                                                     -----------          -----------
               Total Current Assets                                                      521,108              576,094
                                                                                     -----------          -----------

Investments and Other Assets
     Equity in unconsolidated companies and joint ventures                               295,936              304,486
     Other                                                                               218,891              202,951
                                                                                     -----------          -----------
               Total Investments and Other Assets                                        514,827              507,437
                                                                                     -----------          -----------

Property, Plant and Equipment
     Land and improvements                                                               100,032               96,925
     Buildings and improvements                                                          482,813              460,770
     Equipment                                                                         1,284,712            1,265,866
     Construction and equipment installations in progress                                 67,001               57,694
                                                                                     -----------          -----------
                                                                                       1,934,558            1,881,255
     Less accumulated depreciation                                                      (907,231)            (841,812)
                                                                                     -----------          -----------
               Net Property, Plant and Equipment                                       1,027,327            1,039,443

Goodwill
     Less accumulated amortization of $447,165 in 2001, and $396,307 in 2000           2,070,462            2,120,552
                                                                                     -----------          -----------
               Total                                                                 $ 4,133,724          $ 4,243,526
                                                                                     ===========          ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                                                $    92,974          $   121,300
     Accrued expenses and other liabilities                                              138,704              101,660
     Accrued compensation and amounts withheld from employees                            136,627              114,810
     Federal and state income taxes                                                       24,609               16,928
     Deferred revenue                                                                     74,341               73,300
     Short-term borrowings and current portion of long-term debt                          40,159               80,362
                                                                                     -----------          -----------
               Total Current Liabilities                                                 507,414              508,360
                                                                                     -----------          -----------

Noncurrent Liabilities
     Long-term debt                                                                    1,522,624            1,591,910
     Deferred Federal and state income taxes                                             266,416              269,702
     Postretirement benefits other than pensions                                         143,921              137,791
     Employment benefits and other noncurrent liabilities                                183,009              191,847
                                                                                     -----------          -----------
               Total Noncurrent Liabilities                                            2,115,970            2,191,250
                                                                                     -----------          -----------

Minority Interests in Consolidated Subsidiaries                                               --                2,446

Commitments and Contingencies

Shareholders' Equity
     Preferred stock, $1.00 par value; shares authorized - 20,000,000;
          shares issued -  954,800 in 2001 and 1,110,500 in 2000                             955                1,111
     Common stock, $.02 1/12 par value; shares authorized - 250,000,000;
          shares issued - 74,473,068 in 2001 and 74,036,046 in 2000                        1,552                1,542
     Additional capital                                                                  966,693              919,582
     Retained earnings                                                                   542,877              622,801
     Accumulated other comprehensive income                                                  257               (1,301)
     Treasury stock, at cost, 35,711 shares in 2001 and 41,009 shares in 2000             (1,994)              (2,265)
                                                                                     -----------          -----------
               Total Shareholders' Equity                                              1,510,340            1,541,470
                                                                                     -----------          -----------
               Total                                                                 $ 4,133,724          $ 4,243,526
                                                                                     ===========          ===========

See "Notes to Consolidated Financial Statements."

CONSOLIDATED STATEMENT OF INCOME
(Unaudited in 000's of dollars, except per share data)


                                                 Quarter Ended             Three Quarters Ended
                                         ----------------------------  ----------------------------
                                         September 30,  September 24,  September 30,  September 24,
                                             2001           2000           2001           2000
                                         -------------  -------------  -------------  -------------
OPERATING REVENUE
   Advertising
      Retail                              $   247,363    $   252,640    $   764,033    $   760,156
      General                                  64,295         76,294        221,720        241,571
      Classified                              221,491        269,490        697,187        815,354
                                          -----------    -----------    -----------    -----------
         Total                                533,149        598,424      1,682,940      1,817,081
      Circulation                             127,731        126,533        384,610        387,170
      Other                                    32,242         44,278         99,407        129,718
                                          -----------    -----------    -----------    -----------
         Total Operating Revenue              693,122        769,235      2,166,957      2,333,969
                                          -----------    -----------    -----------    -----------

OPERATING COSTS
   Labor and employee benefits                266,392        289,058        922,123        877,026
   Newsprint, ink and supplements             106,500        111,987        337,051        326,243
   Other operating costs                      150,240        162,449        474,418        506,147
   Depreciation and amortization               46,094         50,904        140,328        144,581
                                          -----------    -----------    -----------    -----------
         Total Operating Costs                569,226        614,398      1,873,920      1,853,997
                                          -----------    -----------    -----------    -----------

OPERATING INCOME                              123,896        154,837        293,037        479,972
                                          -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
   Interest expense                           (24,229)       (29,314)       (79,155)       (83,654)
   Interest expense capitalized                   482            429          1,520          1,641
   Interest income                                159            332            701          1,103
   Equity in earnings of unconsolidated
      companies and joint ventures             (1,693)          (225)        (5,535)           343
   Minority interests                          (2,263)        (2,569)        (6,358)        (8,361)
   Other, net                                  (3,543)          (453)       (21,120)       160,768
                                          -----------    -----------    -----------    -----------
         Total                                (31,087)       (31,800)      (109,947)        71,840
                                          -----------    -----------    -----------    -----------

Income before income taxes                     92,809        123,037        183,090        551,812
Income taxes                                   37,124         46,931         73,242        218,578
                                          -----------    -----------    -----------    -----------

         Net Income                       $    55,685    $    76,106    $   109,848    $   333,234
                                          ===========    ===========    ===========    ===========


NET INCOME PER SHARE

   Basic                                  $      0.71    $      0.99    $      1.39    $      4.27
                                          ===========    ===========    ===========    ===========

   Diluted                                $      0.65    $      0.87    $      1.28    $      3.71
                                          ===========    ===========    ===========    ===========


DIVIDENDS DECLARED PER COMMON SHARE       $      0.25    $      0.23    $      0.75    $      0.69
                                          ===========    ===========    ===========    ===========

AVERAGE SHARES OUTSTANDING (000's)

   Basic                                  $    74,799    $    74,330    $    73,879    $    76,013
                                          ===========    ===========    ===========    ===========

   Diluted                                $    85,837    $    87,686    $    85,715    $    89,926
                                          ===========    ===========    ===========    ===========


See "Notes to Consolidated Financial Statements."

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, in 000's of dollars)

                                                                                              Three Quarters Ended
                                                                                         -----------------------------
                                                                                         September 30,   September 24,
                                                                                             2001            2000
                                                                                         -------------   -------------
CASH PROVIDED BY (REQUIRED FOR) OPERATING ACTIVITIES
   Net income                                                                              $ 109,848       $ 333,234
   Noncash items deducted from (included in) income:
      Losses (gains) on sale of investments                                                   11,538        (153,982)
      Gain on sale of building                                                                    --          (9,492)
      Depreciation and amortization                                                          140,328         144,581
      Provision (benefit) for deferred taxes                                                  (4,324)         47,584
      Provision for bad debt                                                                  20,075          18,409
      Distributions in excess of earnings of unconsolidated companies and joint ventures       3,511           4,386
      Minority interests in earnings of consolidated subsidiaries                              6,358           8,361
      Other items, net                                                                         7,491          13,080
   Change in certain operating assets and liabilities:
      Accounts receivable                                                                     38,695           9,260
      Inventories                                                                              5,511         (13,509)
      Other assets                                                                           (50,148)        (99,814)
      Accounts payable                                                                       (30,947)         (5,092)
      Federal and state income taxes                                                          16,446          26,777
      Other liabilities                                                                       60,860          15,728
                                                                                           ---------       ---------
         Net Cash Provided by Operating Activities                                           335,242         339,511
                                                                                           ---------       ---------

CASH PROVIDED BY (REQUIRED FOR) INVESTING ACTIVITIES
   Proceeds from sale of investments and property, plant and equipment                        15,022           1,965
   Proceeds from sale of building                                                                 --          15,694
   Acquisition of subsidiaries, investees, and other investments, net                         (8,293)       (190,416)
   Additions to property, plant and equipment                                                (75,347)        (67,173)
   Other items, net                                                                              304          20,740
                                                                                           ---------       ---------
         Net Cash Required for Investing Activities                                          (68,314)       (219,190)
                                                                                           ---------       ---------

CASH PROVIDED BY (REQUIRED FOR) FINANCING ACTIVITIES
   Net increase (decrease) in commercial paper, net of unamortized discount                 (367,558)        379,102
   Proceeds from issuance of term debt                                                       297,107              --
   Repayment of term debt                                                                    (40,000)        (40,000)
   Payment of cash dividends                                                                 (63,224)        (61,319)
   Sale of common stock to employees                                                          57,078          21,215
   Purchase of treasury stock                                                               (145,356)       (407,170)
   Other items, net                                                                          (12,443)          9,844
                                                                                           ---------       ---------
         Net Cash Required for Financing Activities                                         (274,396)        (98,328)
                                                                                           ---------       ---------
            Net Increase (Decrease) in Cash                                                   (7,468)         21,993
Cash and short-term investments at the beginning of the period                                41,661          34,084
                                                                                           ---------       ---------
Cash and short-term investments at the end of the period                                   $  34,193       $  56,077
                                                                                           =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Non cash investing activities
   Stock proceeds from sale of unconsolidated investment                                          --         195,624
Non cash financing activities
   Conversion of preferred stock held by Disney to common stock
         Preferred Stock                                                                        (156)           (149)
         Additional Capital                                                                  (58,400)        (55,775)
   Issuance of common stock upon conversion to preferred stock
         Common Stock                                                                             32              31
         Additional Capital                                                                   58,524          55,893


See "Notes to Consolidated Financial Statements."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 -  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 2000.

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


NOTE 2 -  COMPREHENSIVE INCOME

The following table sets forth the computation of comprehensive income (in 000's of dollars):

                                                                 Quarter Ended                  Three Quarters Ended
                                                         ------------------------------    ------------------------------
                                                         September 30,    September 24,    September 30,    September 24,
                                                             2001             2000             2001             2000
                                                         -------------    -------------    -------------    -------------
Net income                                                 $  55,685        $  76,106        $ 109,848        $ 333,234

Total unrealized losses on securities available for sale         257          (27,798)          (5,541)        (110,353)
Less: reclassification adjustment for realized
losses, net of taxes                                              --               --            7,099            5,547
                                                           ---------        ---------        ---------        ---------

Change in accumulated other comprehensive income                 257          (27,798)           1,558         (104,806)
                                                           ---------        ---------        ---------        ---------
Total comprehensive income                                 $  55,942        $  48,308        $ 111,406        $ 228,428
                                                           =========        =========        =========        =========

NOTE 3 -  DEBT

(In 000's of dollars)

                                                                       Balance At
                                        Effective Interest    -----------------------------
                                            Rate as of        September 30,    December 31,
                                        September 30, 2001        2001             2000
                                        ------------------    -------------    ------------
Commercial paper, net of discount (a)           3.3%           $  475,942       $  843,027
Debentures, net of discount (b)                10.0%              198,754          198,630
Debentures, net of discount (c)                 7.7%               94,878           94,731
Debentures, net of discount (d)                 7.0%              296,656          296,564
Notes payable, net of discount (e)               --                    --           39,969
Notes payable, net of discount (f)              6.1%               98,609           98,438
Notes payable, net of discount (g)              6.5%              297,204               --
Senior notes, net of discount (h)               5.7%               99,580           99,505
  Notes payable, other                          5.2%                1,160            1,408
                                                               ----------       ----------
     Total Debt (i)                             5.6%            1,562,783        1,672,272
Less amounts classified as current                                 40,159           80,362
                                                               ----------       ----------

     Total long-term debt                       5.6%           $1,522,624       $1,591,910
                                                               ==========       ==========


(a) Commercial paper is supported by $895 million revolving credit facility which matures in 2006.

(b) Represents $200 million of 9.875% debentures due in 2009.

(c) Represents $100 million of 7.15% debentures due in 2027.

(d) Represents $300 million of 6.875% debentures due in 2029.

(e) Represents $40 million of 8.5% notes payable due Sept. 1, 2001.

(f) Represents $100 million of 6.625% notes due in 2007.

(g) Represents $300 million of 7.125% notes due in 2011.

(h) Represents $100 million of 6.3% senior notes due in 2005.

(i) Interest payments for the three quarters ended September 30, 2001 and September 24, 2000 were $84.4 million and $74.3 million, respectively.


NOTE 4 -  INCOME TAX PAYMENTS

Income tax payments for the three quarters ended September 30, 2001 and September 24, 2000, were $60.5 million and $136.7 million, respectively.

NOTE 5 -  EQUITY

Earnings per Share:
-------------------

The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in 000's of dollars, except per share data):

                                                            Quarter Ended             Three Quarters Ended
                                                    ----------------------------  ----------------------------
                                                    September 30,  September 24,  September 30,  September 24,
                                                        2001           2000           2001           2000
                                                    -------------  -------------  -------------  -------------

Net income                                            $  55,685      $  76,106      $ 109,848      $ 333,234

Less dividends on preferred stock                         2,387          2,818          7,550          8,797
                                                      ---------      ---------      ---------      ---------
Net income attributable to common stock               $  53,298      $  73,288      $ 102,298      $ 324,437
                                                      =========      =========      =========      =========

Average shares outstanding (basic)                       74,799         74,330         73,879         76,013
                                                      ---------      ---------      ---------      ---------

Effect of dilutive securities:
     Weighted average preferred stock, as converted       9,548         12,254         10,413         12,749
     Stock options                                        1,490          1,102          1,423          1,164
                                                      ---------      ---------      ---------      ---------
Average shares outstanding (diluted)                     85,837         87,686         85,715         89,926
                                                      ---------      ---------      ---------      ---------

Net income per share (basic)                          $    0.71      $    0.99      $    1.39      $    4.27
                                                      =========      =========      =========      =========

Net income per share (diluted)                        $    0.65      $    0.87      $    1.28      $    3.71
                                                      =========      =========      =========      =========


NOTE 6 -  COMMITMENTS AND CONTINGENCIES

The company's wholly-owned subsidiary, MediaStream, Inc. ("MediaStream"), was named as one of a number of defendants in two separate class action lawsuits that have been consolidated with one other similar lawsuit by the Judicial Panel on Multi-District Litigation under the caption "In re Literary Works in Electronic Databases Copyright Litigation," M.D.L. Docket No. 1379 (the "Multi-District Litigation"). The two lawsuits originally filed against MediaStream in September 2000 were: The Authors Guild, Inc. et al. v. The Dialog Corporation et al., and Posner et al. v. Gale Group Inc. et al. These lawsuits were brought by or on behalf of freelance authors who allege that the defendants have infringed plaintiffs' copyrights by making plaintiffs' works available on databases operated by the defendants. The plaintiffs are seeking to be certified as class representatives of all similarly-situated freelance authors.

The two lawsuits were initially stayed pending disposition by the U.S. Supreme Court of New York Times Company et al. v. Tasini et al., No. 00-21. On June 25, 2001, the Supreme Court ruled that the defendants in Tasini did not have a privilege under Section 201 of the Copyright Act to republish articles previously appearing in print publications absent the author's separate permission for electronic republication. The judge has ordered the parties in the Multi-District Litigation to try to resolve the claims through mediation, which is expected to commence in November 2001, and the parties have agreed to a limited stay to respond to the complaint during such mediation, which may be terminated by the plaintiffs upon 30 days prior written notice. In September 2001, the plaintiffs submitted an amended complaint, which named the company as an additional defendant and makes reference to Knight Ridder Digital, a subsidiary of the company.

Plaintiffs in the Multi-District Litigation seek actual damages, statutory damages and injunctive relief, among other remedies. The company and MediaStream intend to contest liability and vigorously defend their positions in the litigation, including opposing class certification. In addition, MediaStream has indemnity agreements from various content providers supplying articles to MediaStream's databases that could mitigate its potential exposure. Management is currently unable to predict whether an unfavorable outcome is likely or the magnitude of any potential loss.

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

Financial data for the company's segments is as follows (in 000's of dollars):

                                       Knight Ridder
                               Business Segment Information


                                       Quarter Ended             Three Quarters Ended
                               ----------------------------  ----------------------------
                               September 30,  September 24,  September 30,  September 24,
                                    2001           2000           2001           2000
                               -------------  -------------  -------------  -------------

Operating revenue
   Newspapers                   $   682,612    $   757,460    $ 2,135,382    $ 2,301,826
   Online                            10,510         11,775         31,575         32,143
                                -----------    -----------    -----------    -----------

                                $   693,122    $   769,235    $ 2,166,957    $ 2,333,969
                                ===========    ===========    ===========    ===========

Operating income (loss)
   Newspapers                   $   133,711    $   169,495    $   335,232    $   527,122
   Online                            (6,627)       (10,460)       (25,610)       (29,632)
   Corporate                         (3,188)        (4,198)       (16,585)       (17,518)
                                -----------    -----------    -----------    -----------

                                $   123,896    $   154,837    $   293,037    $   479,972
                                ===========    ===========    ===========    ===========

Depreciation and amortization
   Newspapers                   $    43,893    $    48,806    $   133,710    $   138,173
   Online                               805            548          2,309          1,736
   Corporate                          1,396          1,550          4,309          4,672
                                -----------    -----------    -----------    -----------

                                $    46,094    $    50,904    $   140,328    $   144,581
                                ===========    ===========    ===========    ===========

NOTE 8 -  WORKFORCE REDUCTION PROGRAM

Due to the slowing economy and the resulting decline in advertising revenue and increases in newsprint expense, the company announced in the second quarter a workforce reduction program affecting the majority of its newspapers. The workforce reduction plan eliminated approximately 1,600 positions through early retirement programs as well as voluntary and involuntary buyouts and attrition. As a result of this plan, the company incurred charges of $78.5 million related to employee severance costs and benefits during the second quarter of 2001. Cash payments of $62.6 million related to payroll, pension and benefits costs related to the elimination of 1,284 positions have been made through the quarter ended September 30, 2001. The remaining accrual of $15.9 million for this workforce reduction program is included in "Accrued expenses and other liabilities" on the company's Consolidated Balance Sheet at September 30, 2001 and is recorded in accordance with the provisions of SEC Staff Accounting Bulletin No. 100, RESTRUCTURING AND IMPAIRMENT CHARGES and EITF 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY. The workforce reduction plan is expected to be completed during the last three months of 2001.

NOTE 9 -  BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS.

In June, 2001, the FASB issued Statements of Financial Accounting Standards
(FAS) No. 141, BUSINESS COMBINATIONS and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Under the new rules, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of FAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the company will apply the new accounting rules beginning December 31, 2001. The company is currently assessing the financial impact FAS No. 141 and No. 142 will have on the Consolidated Financial Statements. For the three quarters ended September 24, 2000 and September 30, 2001, the company recorded $51.6 million and $50.9 million, respectively.

NOTE 10 - SUBSEQUENT EVENT

In 1997, the company issued 1,758,242 shares of Series B preferred stock in connection with the acquisition of four newspapers that were indirectly owned by The Walt Disney Company. In October, the company learned that Disney had converted the remaining balance of 954,800 shares of the Series B preferred stock into 9,548,000 shares of common stock.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements contained in this Form 10-Q are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated.

Potential risks and uncertainties that could adversely affect the company's ability to obtain these results include, without limitations, the following factors: (a) increased consolidation among major retailers or other events that may adversely affect business operations of major customers and depress the level of local and national advertising; (b) an accelerated economic downturn in some or all of the company's principal newspaper markets that may lead to decreased circulation or decreased local or national advertising; (c) a decline in general newspaper readership patterns as a result of competitive alternative media or other factors; (d) an increase in newsprint costs over the levels anticipated; (e) labor disputes which may cause revenue declines or increased labor costs; (f) disruptions in electricity and natural gas supplies and increases in energy costs; (g) acquisitions of new businesses or dispositions of existing businesses; (h) increases in interest or financing costs; (i) rapid technological changes and frequent new product introductions prevalent in electronic publishing, including the evolution of the Internet; and (j) acts of war, terrorism or other events that may adversely affect the company's operations or the operations of key suppliers to the company.

RESULTS OF OPERATIONS: THIRD QUARTER ENDED SEPTEMBER 30, 2001 COMPARED WITH THIRD QUARTER ENDED SEPTEMBER 24, 2000

The following table sets forth the results of operations for the quarters ended September 30, 2001 and September 24, 2000 (in 000's of dollars, except per share amounts):


                                                Quarter Ended
                                        -----------------------------
                                        September 30,   September 24,
                                             2001            2000       % Change
                                        -------------   -------------   --------
Operating revenue                         $693,122        $769,235        -9.9%
Operating income                          $123,896        $154,837       -20.0%
   Net income                             $ 55,685        $ 76,106       -26.8%


Diluted earnings per share                $   0.65        $   0.87       -25.3%
                                          ========        ========

NEWSPAPER DIVISION

Operating Revenue

The table below presents operating revenue and related statistics for newspaper operations for the quarter ended September 30, 2001 compared with the quarter ended September 24, 2000 (in 000's):


                                           Quarter Ended
                                   -----------------------------
                                   September 30,   September 24,
                                       2001            2000           Variance        % Change
                                   -------------   -------------   -------------   -------------
Operating revenue
   Advertising
      Retail                         $ 247,363       $ 252,640       $  (5,277)         -2.1%
      General                           64,295          76,294         (11,999)        -15.7%
      Classified                       221,491         269,490         (47,999)        -17.8%
                                     ---------       ---------       ---------
         Total                         533,149         598,424         (65,275)        -10.9%
                                     ---------       ---------       ---------
   Circulation                         127,731         126,533           1,198           0.9%
   Other                                21,732          32,503         (10,771)        -33.1%
                                     ---------       ---------       ---------
Total operating revenue               $682,612        $757,460        $(74,848)         -9.9%
                                     =========       =========       =========


Average daily circulation
   Daily                                 3,739           3,832             (93)         -2.4%
   Sunday                                5,106           5,248            (142)         -2.7%

Advertising linage
Full run
      Retail                           3,937.8         4,145.9          (208.1)         -5.0%
      General                            619.6           799.1          (179.5)        -22.5%
      Classified                       5,030.0         5,267.8          (237.8)         -4.5%
                                     ---------       ---------       ---------
         Total full run                9,587.4        10,212.8          (625.4)         -6.1%
                                     =========       =========       =========


Factored part-run                        545.9           554.3            (8.4)         -1.5%
                                     ---------       ---------       ---------

Total preprints inserted               1,647.7         1,656.3            (8.6)         -0.5%
                                     ---------       ---------       ---------

Advertising revenue and linage for the quarter ended September 30, 2001, declined compared with the same quarter of the prior year due primarily to classified recruitment and general advertising, down $53.9 million, or 11.3%, and $12.0 million, or 15.7%, respectively. While there were declines in classified revenue in most major markets during the third quarter of 2001 compared with the same period in 2000, San Jose and Philadelphia were responsible for a majority of the decrease, down 35.8% and 24.9%, respectively. Classified real estate revenue, which increased 30.5% during the third quarter of 2001, partially offset the declines in recruitment and general advertising. San Jose, up 99.3%, Contra Costa, up 82.7%, and Miami, up 28.3%, were responsible for the majority of the increase in classified real estate revenue.

Retail advertising decreased during the quarter ended September 30, 2001 compared with the same period last year primarily due to continuing advertising softness, exacerbated by advertising curtailments and cancellations resulting from the terrorist attacks on September 11th. Philadelphia, San Jose, and Kansas City experienced the largest drops in retail during the third quarter.

General advertising revenue for the quarter ended September 30, 2001 was below the comparable quarter in 2000 with San Jose, Contra Costa, Fort Worth, and Philadelphia showing the largest decreases, down 48.0%, 45.3%, 17.1%, and 13.7%, respectively. The decrease in general advertising revenue was primarily due to reduced placements by high-tech/dot-com, telecommunications, financial, and software companies.

Other revenue declined $10.8 million, or 33.1%, for the quarter ended September 30, 2001 compared with the quarter ended September 24, 2000, primarily due to decreases in earnings from Detroit (see Note 1), and the absence in 2001 of Professional Exchange, MediaStream, and Cable Connection, which were sold late in 2000.

Operating Costs

The table below presents operating costs for newspaper operations for the quarter ended September 30, 2001 compared with the quarter ended September 24, 2000 (in 000's of dollars):


                                           Quarter Ended
                                   -----------------------------
                                   September 30,   September 24,
                                       2001            2000           Variance        % Change
                                   -------------   -------------   -------------   -------------
Operating costs

   Labor and employee benefits       $ 258,679       $ 277,280       $ (18,601)         -6.7%
   Newsprint, ink and supplements      109,231         115,055          (5,824)         -5.1%
   Other operating costs               137,098         146,824          (9,726)         -6.6%
   Depreciation and amortization        43,893          48,806          (4,913)        -10.1%
                                     ---------       ---------       ---------
      Total operating costs          $ 548,901       $ 587,965       $ (39,064)         -6.6%
                                     =========       =========       =========

Labor and employee benefits decreased $18.6 million, or 6.7%, in the third quarter of 2001 from the third quarter of 2000 as a result of a 10.5% decline in the number of full-time equivalent employees (FTEs) and an 11.6% decline in bonus and incentive costs, offset by a 2.7% increase in the average wage rate.

Newsprint, ink and supplements decreased in the third quarter of 2001 from the third quarter of 2000 due to a 14.8% decline in consumption, offset by a 12.2% increase in the price per ton of newsprint.

Other operating costs decreased in the third quarter of 2001 from the third quarter of 2000, due to reductions in news and editorial and general and administrative costs of $9.1 million, or 13.9%. Philadelphia was responsible for a majority of the decrease, down 16.3%, partly due to the absence of Professional Exchange, followed by Akron, (13.2%), Fort Wayne, (12.7%), and San Jose, (12.6%). In addition, other operating costs decreased due to the absence in 2001 of MediaStream and Cable Connection.

ONLINE DIVISION

Operating Revenue

The table below presents operating revenue and related statistics for online operations for the quarter ended September 30, 2001 compared with the quarter ended September 24, 2000 (in 000's):

                                           Quarter Ended
                                   -----------------------------
                                   September 30,   September 24,
                                       2001            2000           Variance        % Change
                                   -------------   -------------   -------------   -------------
Operating revenue                    $  10,510       $  11,775       $  (1,265)        -10.7%

Unique visitors                          6,315           4,270           2,045          47.9%
Average monthly page views             182,862         164,387          18,475          11.2%


Operating revenue for the third quarter of 2001 decreased from the same period in 2000 due primarily to decreases in banners and sponsorships, recruitment packages and recruitment upsell. Unique visitors and average monthly page views increased due to the second quarter 2001 addition of fifteen cities into the Real Cities network and as a result of the September 11th terrorist attacks. The Real Cities network now covers 55 cities with 15 of the top 25 markets.

Operating Costs

The following table summarizes operating costs for online operations for the quarters ended September 30, 2001 and September 24, 2000 (in 000's of dollars):

                                           Quarter Ended
                                   -----------------------------
                                   September 30,   September 24,
                                       2001            2000           Variance        % Change
                                   -------------   -------------   -------------   -------------
Operating costs

   Labor and employee benefits       $   7,710       $   9,085       $  (1,375)        -15.1%
   Other operating costs                 8,622          12,602          (3,980)        -31.6%
   Depreciation and amortization           805             548             257          46.9%
                                     ---------       ---------       ---------
      Total operating costs          $  17,137       $  22,235       $  (5,098)        -22.9%
                                     =========       =========       =========


The decrease in labor and employee benefits for the third quarter of 2001 compared to the third quarter of 2000 was primarily due to an FTE (full time equivalent) reduction of 120, or 27.9%. Other operating costs for the third quarter of 2001 were down due to a decrease in promotion costs compared to the same quarter in 2000. Depreciation and amortization expense increased slightly during the third quarter of 2001 due to higher capital spending for the implementation of technical projects.

CORPORATE AND OTHER NON-OPERATING ITEMS

Interest expense, net of interest income and capitalized interest, decreased $5.0 million, or 17.4%, from the third quarter of 2000, due to a lower average debt balance and a lower weighted-average interest rate in the third quarter of 2001. Weighted-average interest rates were lower due to a general decline in short-term interest rates and as a result of the interest rate swaps the company entered into during the second quarter of 2001.

Losses from equity investments in unconsolidated companies and joint ventures for the third quarter of 2001 increased by approximately $1.5 million from the comparable period in 2000. Contributing to the year-over-year decline were Infinet, whose 2000 results included a gain on the sale of certain business operations, and losses related to the Seattle Times Company. Partially offsetting these losses was an increase in earnings from our newsprint mill investments as a result of increases in the average price of newsprint.

The effective tax rate was 40.0% in the quarter ended September 30, 2001 compared with 38.1% for the comparable quarter in 2000.

RESULTS OF OPERATIONS: THREE QUARTERS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE QUARTERS ENDED SEPTEMBER 24, 2000

Diluted income per share from operations for the three quarters ended September 30, 2001 was $1.28, down $2.43, or 65.5%, from the three quarters ended September 24, 2000. Excluding the net gains and losses on investments in both years, the net gain on building in 2000 and the workforce reduction charge in 2001, diluted income per share was $1.91, down $.72, or 27.4%, from the three quarters ended September 24, 2000. Net income for the three quarters ended September 30, 2001 was $109.8 million, down $223.4 million, or 67.0%, from the same period last year. Excluding the net gains and losses on investments in both years, the net gain on building in 2000, and the workforce reduction charge in 2001, net income was $164.0 million, down $71.7 million, or 30.4% from 2000. The following table sets forth the results of operations for the three quarters ended September 30, 2001 and September 24, 2000 (in 000's of dollars, except per share amounts):


                                                           Three Quarters Ended
                                                       ----------------------------
                                                       September 30,  September 24,
                                                           2001           2000        % Change
                                                       -------------  -------------  -----------
Operating revenue                                       $ 2,166,957    $ 2,333,969      -7.2%
Operating income                                        $   293,037    $   479,972     -38.9%
Net income

      Before gains (losses) on investment sales, gain
      on building and workforce reduction charge            164,047        235,774     -30.4%
      Gains (losses) on investment sales, net of tax         (7,099)        91,952
      Gain on sale of building, net of tax                       --          5,508
      Workforce reduction, net of tax                       (47,100)            --
                                                        -----------    -----------
   Net income                                           $   109,848    $   333,234     -67.0%
                                                        ===========    ===========


Diluted earnings per share

      Before gains (losses) on investment sales, gain
      on building and workforce reduction charge        $      1.91    $      2.63     -27.4%
      Gains (losses) on investment sales, net of tax          (0.08)          1.02
      Gain on sale of building, net of tax                       --           0.06
      Workforce reduction, net of tax                         (0.55)            --
                                                        -----------    -----------
   Net income                                           $      1.28    $      3.71     -65.5%
                                                        ===========    ===========

NEWSPAPER DIVISION

Operating Revenue

The table below presents operating revenue and related statistics for newspaper operations for the three quarters ended September 30, 2001 compared with the three quarters ended September 24, 2000 (in 000's):

                                    Three Quarters Ended
                               -----------------------------
                               September 30,   September 24,
                                   2001            2000           Variance        % Change
                               -------------   -------------   -------------   -------------
Operating revenue
   Advertising
      Retail                     $  764,033      $  760,156      $    3,877          0.5%
      General                       221,720         241,571         (19,851)        -8.2%
      Classified                    697,187         815,354        (118,167)       -14.5%
                                 ----------      ----------      ----------
         Total                    1,682,940       1,817,081        (134,141)        -7.4%
                                 ----------      ----------      ----------
   Circulation                      384,610         387,170          (2,560)        -0.7%
   Other                             67,832          97,575         (29,743)       -30.5%
                                 ----------      ----------      ----------
Total operating revenue          $2,135,382      $2,301,826      $ (166,444)        -7.2%
                                 ==========      ==========      ==========


Average daily circulation
   Daily                              3,803           3,906            (103)        -2.6%
   Sunday                             5,159           5,326            (167)        -3.1%

Advertising linage
Full run
      Retail                       12,101.9        12,664.1          (562.2)        -4.4%
      General                       2,093.5         2,470.0          (376.5)       -15.2%
      Classified                   14,825.7        15,572.9          (747.2)        -4.8%
                                 ----------      ----------      ----------
         Total full run            29,021.1        30,707.0        (1,685.9)        -5.5%
                                 ==========      ==========      ==========

Factored part-run                   1,687.2         1,678.4             8.8          0.5%
                                 ----------      ----------      ----------

Total preprints inserted            5,013.2         4,901.9           111.3          2.3%
                                 ----------      ----------      ----------


Advertising revenue and linage for the three quarters ended September 30, 2001 declined as compared with the comparable period in the prior year due to classified recruitment, down 31.9%. While there were declines in classified revenue in most major markets during the three quarters ended September 30, 2001 compared with the comparable period in 2000, San Jose and Philadelphia were responsible for a majority of the decrease, down 27.5% and 21.9%, respectively. Classified real estate revenue, which increased 25.3% during the three quarters ended September 30, 2001, partially offset the declines in recruitment. San Jose, Contra Costa, and Miami were responsible for the majority of the increase, up 88.9%, 57.1%, and 16.4%, respectively.

Retail advertising increased slightly during the three quarters ended September 30, 2001 compared with the same period last year primarily due to growth in Miami, Charlotte, and Fort Worth. Miami's increase was due to furniture, department stores, healthcare, and government. Charlotte benefited from financial, furniture, and grocery stores. Fort Worth had increases from the prior year from department stores, home improvement, and furniture. Charlotte benefited from financial, furniture, and grocery stores.

General advertising revenue for the three quarters ended September 30, 2001 was below the comparable quarter in 2000 with Contra Costa, San Jose, and Philadelphia showing the largest decreases, down 42.2%, 29.1%, and 9.3%, respectively. General advertising revenue decreased at approximately half of the newspapers as many advertisers reduced their spending.

Other revenue declined $29.7 million, or 30.5%, from the three quarters ended September 30, 2001 compared with the three quarters ended September 24, 2000. This decrease was primarily due to the decline in earnings from Detroit (see
Note 1), and the absence of Professional Exchange, MediaStream, and Cable Connection, which were sold in late 2000.

Operating Costs

The table below presents operating costs for newspaper operations for the three quarters ended September 30, 2001 compared with the three quarters ended September 24, 2000 (in 000's of dollars):

                                        Three Quarters Ended
                                   -----------------------------
                                   September 30,   September 24,
                                       2001            2000           Variance        % Change
                                   -------------   -------------   -------------   -------------
Operating costs

   Labor and employee benefits       $  890,409      $  839,370      $   51,039         6.1%
   Newsprint, ink and supplements       345,701         335,555          10,146         3.0%
   Other operating costs                430,330         461,606         (31,276)       -6.8%
   Depreciation and amortization        133,710         138,173          (4,463)       -3.2%
                                     ----------      ----------      ----------
      Total operating costs          $1,800,150      $1,774,704      $   25,446         1.4%
                                     ==========      ==========      ==========


Labor and employee benefit costs increased during the three quarters ended September 30, 2001 compared to the same period in 2000 as a result of the workforce reduction program in the second quarter of 2001. Excluding the $78.5 million charge relating to the workforce reduction program, labor and employee benefits decreased $27.5 million, or 3.3%, as a result of a 5.9% decline in the number of FTEs, and a 15.9% decline in bonus and incentive costs, offset by a 2.0% increase in the average wage rate.

Newsprint, ink and supplements increased during the three quarters ended September 30, 2001 as compared to the same period in 2000 due to a 17.6% increase in the price per ton of newsprint, offset by a 11.0% decrease in newsprint consumption.

Other operating costs decreased during the three quarters ended September 30, 2001 as compared to the same period in 2000, due to reductions in news and editorial and general and administrative costs ($24.9 million, or 12.1%) and production costs ($4.4 million, or 5.2%). Philadelphia was responsible for a majority of the decrease, down 17.1%, partly due to the absence of Professional Exchange, followed by Fort Wayne and Akron. In addition, other operating costs decreased due to the absence of MediaStream and Cable Connection.

ONLINE DIVISION

Operating Revenue

The table below presents operating revenue and related statistics for online operations for the three quarters ended September 30, 2001 compared with the three quarters ended September 24, 2000 (in 000's):

                                        Three Quarters Ended
                                   -----------------------------
                                   September 30,   September 24,
                                       2001            2000           Variance        % Change
                                   -------------   -------------   -------------   -------------
Operating revenue                    $  31,575       $  32,143       $    (568)        -1.8%

Unique visitors                         17,561          11,397           6,164         54.1%
Average monthly page views             185,727         148,239          37,488         25.3%


Operating revenue for the first three quarters of 2001 decreased from the same period in 2000 due primarily to a decline in banners and sponsorships and recruitment packages. Unique visitors and average monthly page views increased due to the second quarter 2001 addition of fifteen cities into the Real Cities network.


Operating Costs

The following table summarizes operating costs for online operations for the three quarters ended September 30, 2001 and September 24, 2000 (in 000's of dollars):

                                        Three Quarters Ended
                                   -----------------------------
                                   September 30,   September 24,
                                       2001            2000           Variance        % Change
                                   -------------   -------------   -------------   -------------
Operating costs
   Labor and employee benefits       $  25,202       $  26,488       $  (1,286)         -4.9%
   Other operating costs                29,674          33,551          (3,877)        -11.6%
   Depreciation and amortization         2,309           1,736             573          33.0%
                                     ---------       ---------       ---------
      Total operating costs          $  57,185       $  61,775       $  (4,590)         -7.4%
                                     =========       =========       =========


The decrease in labor and employee benefits for the first three quarters of 2001 was primarily due to a decline in FTEs. Other operating costs declined from the three quarters ended September 24, 2000 to the three quarters ended September 30, 2001 primarily as a result of a decrease in advertising and promotional costs. Depreciation and amortization expense increased due to higher capital spending for the implementation of technical projects.

CORPORATE AND OTHER NON-OPERATING ITEMS

Interest expense, net of interest income and capitalized interest, decreased $4.0 million, or 4.9%, from the three quarters ended September 24, 2000, due to a lower average debt balance and a lower weighted-average interest rate in the three quarters of 2001. Weighted-average interest rates were lower due to a general decline in short-term interest rates and as a result of the interest rate swaps the company entered into during the second quarter of 2001.

Losses from equity investments in unconsolidated companies and joint ventures for the three quarters ended September 30, 2001 increased by $5.9 million from the comparable period in 2000. Contributing to the year-over-year decline were losses in Career Holdings, Inc. and the Seattle Times Company. Partially offsetting these losses was an increase in earnings from our newsprint mill investments as a result of increases in the average price of newsprint.

"Other, net" for the three quarters ended September 30, 2001 decreased $181.9 million from the same period in 2000 due to the net pre-tax gain of $154.0 million from the sale of Internet investments and the net pre-tax gain of $9.5 million from the sale of a building in Philadelphia in the first quarter of 2000, and a pre-tax loss of $11.5 million on the sale and write-down of Internet investments during the first quarter of 2001.

The effective tax rate was 40.0% for the three quarters ended September 30, 2001 compared with 39.6% for the comparable period in 2000.

LIQUIDITY & CAPITAL RESOURCES

Cash flow from operations is the company's primary source of liquidity. Management is focused on growing cash flow and on managing cash effectively. In addition, the company uses financial leverage to minimize the overall cost of capital and maintain adequate operating and financial flexibility.

The company invests excess cash in short- and long-term investments depending on projected cash needs from operations, capital expenditures and other business purposes. The company supplements internally generated cash with a combination of short- and long-term borrowings. Commercial paper outstanding at September 30, 2001 was $475.9 million, with an average effective interest rate of 3.3%. During the second quarter of 2001, the company issued $300 million of 7.125% notes due June 1, 2011. The proceeds were used to pay down an equivalent amount of commercial paper. During the second quarter of 2001, the company replaced its existing revolving credit and term loan agreement with a new five-year, $895 million facility. As of September 30, 2001, the company's revolving credit agreement, which backs up the commercial paper outstanding, had remaining availability of $367.6 million.

During the second quarter of 2001, the company entered into certain interest rate swap agreements. The principal objective of such agreements is to maintain a roughly equal balance between fixed and floating interest rates in the company's debt structure. The swap agreements expire at various dates in 2005, 2007 and 2011 and convert an aggregate principal amount of $300 million of fixed rate, long-term debt into variable rate borrowings. The variable interest rates are based on 3-month LIBOR plus a rate spread. As of September 30, 2001, the weighted average variable interest rates under these agreements were 4.7% and the fixed rates were 6.7%.

Cash provided by operating activities was $335.2 million for the three quarters ended September 30, 2001, compared to $339.5 million for the three quarters ended September 24, 2000. The decrease in cash provided by operating activities is due to lower net income in 2001, partially offset by the gain on sale of investments in 2000, and the timing of payments in certain current assets and liabilities.

Cash required for investing activities decreased from $219.2 million for the three quarters ended September 24, 2000 to $68.3 million for the three quarters ended September 30, 2001. The decrease was due to lower acquisition activity (compared to the CareerBuilder acquisition during the same period in 2000), partially offset by cash required for the purchase of property and equipment.

Cash required for financing activities for the three quarters ended September 30, 2001, reflects the repayment of $408 million in commercial paper and term debt, partially offset by proceeds from the company's $300 million debt offering. Additional cash required for financing activities was for the repurchase of the company's common stock, in the amount of $145.4 million, and the payment of cash dividends, in the amount of $63.2 million, partially offset by cash provided from the sale of common stock to employees, in the amount of $57.1 million.

In the three quarters ended Sept 30, 2001, the company repurchased a total of
2.5 million common shares at a total cost of $145.4 million and average cost of $57.15 per share. At September 30, 2001, the company has remaining authorization to repurchase 5.9 million shares of its common stock.

For the three quarters ended September 30, 2001, the company's interest coverage ratio (defined as operating income plus depreciation and amortization divided by interest expense), excluding the

$78.5 million workforce reduction charge in the second quarter of 2001, was 6.5 to 1 compared to 7.5 to 1 for the same period in 2000, and 7.3 to 1 for the year ended December 31, 2000. The decrease in the interest coverage ratio from the three quarters ended September 24, 2000 and from the prior year end resulted from a decrease in operating income primarily related to a decrease in operating revenue. The company's recurring cash flow to debt ratio (defined as net income plus depreciation and amortization for the previous four quarters divided by debt, and excluding gains and losses on investments in both years, the gain on the sale of a building in the second quarter of 2000, and the workforce reduction charge in the second quarter of 2001), was 28.3% as of the third quarter of 2001 compared to 32.3% as of the third quarter of 2000.

On August 24, 2001, the company announced its intention to acquire HeadHunter.NET, Inc., through Career Holdings, Inc., a joint venture between the company's subsidiary, Knight Ridder Digital, and the Tribune Company. The acquisition was completed on November 7, 2001. The acquisition price together with related costs and expenses is estimated to be approximately $240 million, which is being funded in equal amounts by the company and the Tribune Company.

The company's operations have historically generated strong positive cash flow, which, along with the company's commercial paper program, revolving credit line and ability to issue public debt, have provided adequate liquidity to meet the company's short- and long-term cash requirements, including requirements for working capital and capital expenditures.

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

                  None

          (b)     Reports on Form 8-K

                  None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KNIGHT-RIDDER, INC.
                                   (Registrant)




Date: November 10, 2001            /s/ GARY R. EFFREN
                                   ---------------------------------------------
                                   Gary R. Effren
                                   Senior Vice President/Chief Financial Officer
                                   (Chief Accounting Officer and Duly
                                   Authorized Officer of Registrant)