Form 10-K
period 2001-12-30
KNIGHT RIDDER INC
filed 2002-03-29
CIK 205520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2001        Commission file number 1-7553

                               Knight-Ridder, Inc
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Florida                                   38-0723657
    -------------------------------         ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

  50 W. San Fernando St., San Jose, CA                       95113
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: 408-938-7700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Common Stock, $.02 1/12 par value      New York Stock Exchange
Preferred Share Purchase Rights        Frankfurt Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant - $5,738,919,010 (The average market value is computed by reference to the closing price at which the company's common stock was sold as of March 19, 2002, as reported on the New York Stock Exchange for such date).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date - 83,782,317 one class Common Stock, $.02 1/12 par value (as of March 19, 2002).

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's definitive Proxy Statement, in connection with the Annual Meeting of Shareholders to be held on April 23, 2002, are incorporated by reference into Part III.

                      Table of Contents for 2001 Form 10-K

                                                                                      Page
PART I

Item 1.    Business                                                                     1

Item 2.    Properties                                                                   5

Item 3.    Legal Proceedings                                                            5

Item 4.    Submission of Matters to a Vote of Security Holders                          6

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters        9

Item 6.    Selected Financial Data                                                     11

Item 7.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                   14

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                  16

Item 8.    Financial Statements and Supplementary Data                                 24

Item 9.    Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure                                                    47

PART III

Item 10.   Directors and Executive Officers of the Registrant                          48

Item 11.   Executive Compensation                                                      48

Item 12.   Security Ownership of Certain Beneficial Owners and Management              48

Item 13.   Certain Relationships and Related Transactions                              48

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K            49

SIGNATURES                                                                             51

SCHEDULES                                                                              54

EXHIBITS                                                                               55

PART I

Item 1.  Business

The Company

Knight-Ridder, Inc. ("Knight Ridder") is the nation's second-largest newspaper publisher based on circulation, with products in print and online. The company publishes 32 daily newspapers in 28 U.S. markets, with a readership of 8.5 million daily and 12.1 million Sunday. Knight Ridder also has investments in a variety of Internet and technology companies and two newsprint companies. The company's Internet operation, Knight Ridder Digital, creates and maintains a variety of online services, including Real Cities (http://www.realcities.com/), a national network of city and regional destination sites in 58 U.S. markets. Financial information about the company's business segments is incorporated by reference to Note 5 to the consolidated financial statements on page 36 of this report.

Knight Ridder was formed in 1974 by a merger between Knight Newspapers, Inc. and Ridder Publications, Inc.

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

Knight Ridder, incorporated in Florida in 1976, is headquartered in San Jose, California, and employs about 19,000 full-time equivalent employees.

Newspapers

Knight Ridder had 32 daily and 25 nondaily newspapers at the end of 2001.

Newspaper operating revenue is derived primarily from the sale of newspaper advertising. Due to seasonal factors such as heavier retail selling during Christmas and Easter, retail advertising revenue fluctuates significantly throughout the year. General advertising, while not as seasonal as retail, is lower during the summer months. Classified advertising revenue has in the past been a reflection of the overall economy and has not been significantly affected by seasonal trends. Consecutive quarterly results are not uniform or comparable and are not indicative of the results over an entire year.

Each of Knight Ridder's newspapers is operated on a substantially autonomous basis by local management, headed by the publisher/president appointed by the corporate headquarters in San Jose. Each newspaper is free to manage its own news coverage, set its own editorial policies and establish most business practices. Basic business policies, however, are set by the corporate staff in San Jose. Editorial and quality control assistance, including development of best practices, also are provided by the corporate staff.

Each newspaper is served by the company-owned news bureau in Washington, D.C. Supplemental news, graphic and photographic services provided by Knight Ridder/Tribune Information Services, Inc. (KRT), a partnership between Knight Ridder and Tribune Co., include editorial material produced by all Knight Ridder newspapers, by Knight Ridder's 15 foreign correspondents and by a number of other newspapers.

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

The table below presents the relative percentage contributions by individual papers to the company's overall operating revenue in 2001, 2000 and 1999. The percentage contributions of each paper to operating revenue are not necessarily indicative of contributions to operating profit.

--------------------------------------------------------------------- -------------- -------------- -------------
                                                                               2001           2000          1999
--------------------------------------------------------------------- -------------- -------------- -------------
Sources of Knight Ridder Newspaper Operating Revenue
         The Philadelphia Inquirer and Philadelphia Daily News               17.3%         18.3%          18.8%
         The Miami Herald and el Nuevo Herald                                10.9          10.3           10.4
         The Kansas City Star                                                 9.0           8.6            8.5
         San Jose Mercury News                                                8.7          10.3            9.5
         Fort Worth Star-Telegram                                             7.7           7.4            7.3
         The Charlotte Observer                                               6.0           5.8            6.1
         Contra Costa Newspapers                                              4.4           4.5            4.1
         Saint Paul Pioneer Press                                             3.9           3.8            4.0
         Akron Beacon Journal                                                 3.1           3.2            3.3
         All other                                                           29.0          27.8           28.0
--------------------------------------------------------------------- -------------- -------------- -------------
                                                                            100.0%        100.0%         100.0%
===================================================================== ============== ============== =============

Newspapers

Fiscal year 2000 included a 53rd week, a once-every-five-year occurrence coinciding with the newspaper industry's accounting calendar. Therefore, revenue figures discussed in this section are presented on a 52-week basis, unless otherwise noted.

Newsprint

Knight Ridder, excluding Detroit, consumed approximately 661,000 metric tons of newsprint in 2001. Approximately 15.4% of the company's total operating expenses during the year were for newsprint. Purchases are made under long-term agreements with 16 newsprint producers. In 2001, Knight Ridder purchased approximately 67.9% of its consumption from 15 mills in the United States, 31.8% from 17 mills in Canada and 0.3% from other offshore sources. Management believes that current sources are more than adequate to meet current demands.

Approximately 81% of the newsprint consumed by the company contained some recycled content; the average content of these rolls was 49.8% recycled fiber. This translates into an overall recycled newsprint average of 40.3%.

Knight Ridder is a one-third partner with Cox Enterprises and Media General, Inc. in SP Newsprint Co., formerly Southeast Paper Manufacturing Co (SP). It is the fourth-largest newsprint manufacturing company in North America.

SP's mill in Dublin, Georgia, produces more than 500,000 metric tons per year of 100% recycled-content newsprint. Its plant in Newberg, Oregon, produces more than 363,000 metric tons per year of newsprint with at least 40% recycled content.

SP provides recycled-content newsprint to its owners and more than 200 publishers and commercial printers. Its SP Recycling Corp. subsidiary recycles more than 1.2 million short tons of recovered material annually.

Knight Ridder also owns a 13.5% equity interest in Ponderay Newsprint Company in Usk, Washington, which produced more than 242,000 metric tons of newsprint in 2001.

Knight Ridder expects that its purchases from these two newsprint companies will represent approximately 46% of its annual consumption, providing an important hedge against price volatility and a secure source of supply.

Technology

The company's focus in 2001 was on launching the implementation of new technology standards created by several task forces. Network security was also a major focus, leading to the replacement of several key network security devices and the documentation of many standards and security policies. As a result, a well developed, centralized security infrastructure able to develop, implement and monitor security policy was put in place.

The Tallahassee Democrat, Lexington Herald-Leader and The (Fort Wayne) News-Sentinel implemented new advertising systems, and the Saint Paul Pioneer Press installed a new editorial system.

General Advertising Sales

Knight Ridder newspapers depend most heavily on two agents for the sale of general advertising.

Newspapers First, a national advertising sales cooperative, is the primary sales representative for many of Knight Ridder's newspapers, many of the leading newspaper groups and several leading independents. It acts as an interface to national advertisers across the country.

Newspaper National Network, Knight Ridder's second general sales agent, was established in 1994 to focus national selling on behalf of the newspaper industry. It represents all Knight Ridder newspapers and more than 500 others. Like Newspapers First, it offers "one-stop shopping" and "one-order, one-bill."

Knight Ridder/Tribune

Knight Ridder/Tribune Information Services, Inc. (KRT), a joint venture between Knight Ridder and Tribune Co., offers stories, graphics, illustrations, photos and paginated pages for print publishers; news animations, graphics and news specials for TV broadcasters; and Web-ready content for online publishers.

In 2001, KRT again improved its profitability by improving margins for its business, general news and photo services and by reducing the cost of delivering its products through the Web. Working with Newscom, another Knight Ridder-Tribune joint venture, KRT improved its Web delivery site, KRT Direct, resulting in gains in spot sales in the fourth quarter and opening up new sales and promotion opportunities for 2002.

The Philadelphia Inquirer and Philadelphia Daily News

Philadelphia Newspapers, Inc. (PNI), publishes two of the nation's most respected newspapers: The Philadelphia Inquirer and the Philadelphia Daily News. They are sold in nine counties in Pennsylvania and southern New Jersey. The weekly net cumulative penetration of the newspapers is 63% of all adults in the region. Together, the papers have won 20 Pulitzer Prizes. Operating revenue in 2001 was $526.9 million.

The Philadelphia Primary Metropolitan Statistical Area (PMSA) population is expected to grow 1.1% between 2001 and 2006; the U.S. average is 4.3%. In 2001, Philadelphia had income per capita 13.5% above the U.S. average; by 2006, it is projected to be 12.6% above the U.S. average.

The Miami Herald/el Nuevo Herald

The Miami Herald is Florida's largest newspaper. el Nuevo Herald is America's premier Spanish language newspaper. Both are published by the Miami Herald Publishing Company (MHPC). The Miami Herald is sold in South Florida and in 28

Latin American and Caribbean countries, primarily through its International Edition. el Nuevo Herald serves the growing Spanish-speaking population of Miami-Dade and Broward counties. Operating revenue in 2001 was $300.9 million for The Miami Herald and $30.7 million for the el Nuevo Herald.

The Miami-Fort Lauderdale combined market population is expected to grow 6.6% between 2001 and 2006. In 2001, the area had income per capita 11.7% below the U.S. average; by 2006, it is projected to be 18.6% below the U.S. average.

San Jose Mercury News

The San Jose Mercury News, the newspaper of Silicon Valley, serves one of the most historically prosperous and diverse markets in the nation. Circulation is concentrated in Santa Clara County, which encompasses San Jose - California's third-largest city - and surrounding communities. The region is the world leader in high technology and ranks fourth nationally in exports. Operating revenue in 2001 was $266.7 million.

The population of the San Jose Primary Metropolitan Statistical Area is expected to grow 4.2% between 2001 and 2006. In 2001, San Jose had income per capita that was 57.6% above the U.S. average; by 2006, it is projected to be 62.7 % above the U.S. average.

The Kansas City Star

The Kansas City Star serves the Kansas City metropolitan area. The Star's primary market consists of 11 counties in Kansas and Missouri. Operating revenue in 2001 was $274.3 million.

The Kansas City Metropolitan Statistical Area population is expected to grow 3.9% between 2001 and 2006. In 2001, Kansas City had income per capita 6.9% above the U.S. average; by 2006, it is projected to be 7.6% above the U.S. average.

Fort Worth Star-Telegram

The Star-Telegram serves the western portion of the Dallas/Fort Worth market. The four-county Fort Worth/Arlington market is the third largest in Texas and is projected to be one of the nation's 10 fastest-growing major metropolitan areas over the next five years. Operating revenue in 2001 was $236.1 million.

Fort Worth/Arlington's population is expected to grow 7.4% between 2001 and 2006. In 2001, Fort Worth/Arlington had income per capita 8.3% above the U.S. average; by 2006, it is projected to be 9.8% above the U.S. average.

Detroit Free Press

The Detroit Free Press, Michigan's largest daily newspaper, is sold primarily in the six-county area surrounding Detroit. It is also sold throughout the state of Michigan, in Windsor, Ontario, and in Toledo, Ohio.

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

The population of the Detroit Primary Metropolitan Statistical Area is expected to grow 1.1% between 2001 and 2006. In 2001, Detroit had per capita income 10.8% above the U.S. average; in 2006, it is projected to be 11.4% above the U.S. average.

The Charlotte Observer

The Charlotte Observer, the largest-circulation daily between Washington D.C. and Atlanta, is sold primarily in a 15-county region across the two Carolinas. Operating revenue in 2001 was $182.4 million.

Population in the Charlotte Metropolitan Statistical Area is projected to grow 8.3% between 2001 and 2006. In 2001, Charlotte had per capita income 9.9% above the U.S. average; in 2006, it is projected to be 13.8% above the U.S. average.

Online Activities

During the first quarter of 2000, the company consolidated all its Internet operations under a wholly-owned subsidiary, Knight Ridder Digital, formerly KnightRidder.com. Previously, Knight Ridder's Internet activities were reported and managed as a part of the company's newspaper operations. Knight Ridder Digital controls all of Knight Ridder's online efforts, including the Web sites previously operated by the newspapers. Knight Ridder Digital operates and manages the Real Cities Network, which consists of all Knight Ridder Web sites and those of several other media affiliates.

Employees

The company has more than 19,000 full-time equivalent employees, of which approximately 37% are represented by approximately 70 local unions and work under multiyear collective bargaining agreements. Individual newspapers that have one or more collective bargaining agreements are in Akron, Detroit, Duluth, Fort Wayne, Grand Forks, Kansas City, Lexington, Monterey, Philadelphia, St. Paul, San Jose, State College and Wichita. During 2002, there will be negotiations to extend collective bargaining agreements at six newspapers.

Item 2.  Properties

Knight Ridder has daily newspaper facilities in 28 markets situated in 17 states. These facilities vary in size from 8,000 square feet at The Buyer's Guide in Warner Robins, Georgia, to 2.9 million square feet in Philadelphia. In total, they occupy about 8.1 million square feet. Approximately 1.7 million of the total square footage is leased from others. Virtually all of the owned property is owned in fee. The company owns substantially all of its production equipment, although certain office equipment is leased. The company also owns land for future expansion in Columbus and Macon, Georgia, Kansas City, Kansas and Detroit, Michigan.

Knight Ridder properties are maintained in excellent condition and are suitable for current and foreseeable operations. During the three years ended December 30, 2001, the company spent approximately $295.1 million for additions to property, plant and equipment.

Item 3.  Legal Proceedings

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

The two lawsuits were initially stayed pending disposition by the U.S. Supreme Court of New York Times Company et al. v. Tasini et al., No. 00-21. On June 25, 2001, the U.S. Supreme Court ruled that the defendants in Tasini did not have a privilege under Section 201 of the Copyright Act to republish articles previously appearing in print publications absent the author's separate permission for electronic republication. The judge has ordered the parties in the Multi-District Litigation to try to resolve the claims through mediation, which commenced November 2001, and the parties have agreed to a limited stay to respond to the complaint during such mediation, which may be terminated by the plaintiffs upon 30 days prior written notice. In September 2001, the plaintiffs submitted an amended complaint, which named the company as an additional defendant and makes reference to Knight Ridder Digital, a subsidiary of the company.

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

Various libel and copyright infringement actions and environmental and other legal proceedings that have arisen in the ordinary course of business are pending against the company and its subsidiaries. In the opinion of management, the ultimate liability to the company and its subsidiaries as a result of all such other legal proceedings will not be material to its financial position or results of operations on a consolidated basis.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Executive Officers of Knight Ridder

Management Committee*

P. ANTHONY RIDDER, 61, Chairman of the Management Committee since 1995; Knight Ridder chairman and CEO since 1995. Served as president 1989 to 1995; president of the Newspaper Division 1986 to 1995. Served as publisher, San Jose Mercury News, 1977 to 1986; general manager 1975 to 1977. B.A., economics, University of Michigan, 1962.

JERRY CEPPOS, 55, Vice president/news since 1999. Oversees news operations of Knight Ridder's 32 daily newspapers; responsible for the Knight Ridder Washington Bureau and the content of Knight Ridder/Tribune Information Services. Served as vice president and executive editor, San Jose Mercury News, 1995 to 1999; managing editor 1983 to 1995; various editing positions 1981 to 1983. B.S., journalism, University of Maryland, 1969.

MARY JEAN CONNORS, 49, Senior vice president/human resources since 1996; vice president/human resources 1989 to 1996. Oversees human resources for Knight Ridder; manages annual strategy and goal-setting. Served as vice president/human resources, Philadelphia Newspapers, Inc., 1988 to 1989; assistant to the senior vice president/news, Knight Ridder, 1988; assistant managing editor/personnel, The Miami Herald, 1985 to 1988. Stanford Executive Program, Stanford University, 1999; B.A., English, Miami University in Oxford, Ohio, 1973.

GARY R. EFFREN, 45, Senior vice president/CFO since May 2001. Oversees all finance functions of the company and helps develop strategy and evaluate business opportunities. Served as controller 1995 to 2001; assistant vice president/assistant treasurer 1993 to 1995; assistant to the vice president/finance and treasurer 1989 to 1993; director of corporate accounting 1986 to 1989; business manager, Viewdata Corporation of America, 1984 to 1986. M.B.A., University of Miami, 1989; B.S., accounting, Rider College, 1978; CPA.

STEVEN B. ROSSI, 52, President/Newspaper Division since 2001. Responsible for all Knight Ridder newspaper operations. Also directly oversees newspapers in Akron, Charlotte, Columbia, Contra Costa, Detroit, Fort Worth, Kansas City, Lexington, Miami, Olathe, Philadelphia, St. Paul and San Jose; publishers report to him. Served as senior vice president/operations Knight Ridder, 1998 to 2001; executive vice president and general manager, Philadelphia Newspapers, Inc., 1992 to 1998. M.B.A., The Wharton School of the University of Pennsylvania, 1974; B.A., economics, Ursinus College, 1971.

JOSEPH (CHIP) VISCI, 48, Vice president/operations since 2000. Oversees operations for newspapers in Aberdeen, Belleville, Biloxi, Bradenton, Columbus, Duluth, Fort Wayne, Grand Forks, Macon, Monterey, Myrtle Beach, San Luis Obispo, State College, Tallahassee, Warner Robins, Wichita and Wilkes-Barre; publishers report to him. Served as assistant to the chairman and CEO, Knight Ridder, 1996 to 2001; managing editor, Detroit Free Press, 1996, and in various newsroom positions 1978 to 1996. M.A., journalism, Ohio State University, 1977; B.A., journalism, Ohio Wesleyan University, 1975.

GORDON YAMATE, 46, Vice president and general counsel since 2000. Manages companywide legal affairs. Served as vice president, general counsel and corporate secretary at Liberate Technologies, 1999 to 2000; partner in the law firm of McCutchen, Doyle, Brown & Enersen, LLP, in Palo Alto and San Jose, 1988 to 1999; associate 1983 to 1988. J.D., Santa Clara University School of Law, 1980; B.A., economics and political science, University of California, Davis, 1977.

Officers*

MARSHALL W. ANSTANDIG, 53, Vice president/senior labor and employment counsel since 1998. Advises and assists Knight Ridder and its companies on legal matters related to labor relations and employment law. Served as partner in the law firm of Brown & Bain, P.A., 1996 to 1998; managing partner in the law firm of Bryan Cave in Phoenix, 1990 to 1996. J.D., Detroit College of Law, Michigan State University, 1974; B.A., political science, Hope College, 1971.

VIRGINIA DODGE FIELDER, 53, Vice president/research since 1989. Responsible for market research for Knight Ridder, including its annual reader, advertiser and Internet surveys; consults with the newspapers on local research projects. Served as vice president/news and circulation research 1986 to 1989; director/news and circulation research 1981 to 1985; editorial research manager, Chicago Sun-Times, 1979 to 1981. Ph.D., mass communications, Indiana University, 1976; M.A., journalism, Indiana University, 1974; B.A., psychology, Transylvania University, 1970.

DAN FINNIGAN, 39, Vice president since 1999 and president of Knight Ridder Digital. Heads the company's Internet operations and helps lead the company's interactive strategies and investments. Served as president and CEO, SBC Interactive, 1998 to 1999; held various positions at SBC Communications, Inc., 1995 to 1998; group manager for product development, ESS Ventures, LLC, 1994 to 1995. M.B.A., finance and marketing, The Wharton School of the University of Pennsylvania, 1993; B.A., communication studies, University of California, Los Angeles, 1984.

STEVE HANNAH, 43, Vice president/technology since 2000. Responsible for creating the vision for technology while setting the standards in implementing new technology. Served as vice president/technology and CIO, Gazette Communications, 1996 to 2000; director of management information systems 1993 to 1996; computer services manager, Journal/Sentinel, Inc., 1986 to 1993. B.A., business administration, Eastern Michigan University, 1982.

POLK LAFFOON IV, 56, Vice president/corporate relations since 1994 and corporate secretary since 1999. Oversees the investor relations, public and media relations and corporate secretary functions, including contact with the financial community. Served as assistant to the president 1992 to 1994; assistant circulation director/distribution, The Miami Herald, 1991 to 1992. Served as director and vice president/investor relations, Taft Broadcasting Co., 1982 to 1987. M.B.A., marketing, The Wharton School of the University of Pennsylvania, 1970; B.A., English, Yale, 1967.

LARRY D. MARBERT, 48, Vice president/production and facilities since 1998. Oversees capital investments in facilities and manufacturing systems; tracks and promotes advances in newspaper production technology and acts as an internal consultant. Served as vice president/technology, Knight Ridder, 1994 to 1998; senior vice president/operations, Philadelphia Newspapers, Inc., 1991 to 1994; vice president/operations research and planning 1988 to 1991; vice president/production 1986 to 1988. M.S., management science, Auburn University, 1977; B.S., University of North Carolina, business administration, 1976.

JACQUI LOVE MARSHALL, 53, Vice president/human resources/diversity and development since 2000. Oversees recruiting, corporate learning and diversity. Served as assistant vice president/human resources 1996 to 2000; vice president/human resources, The Miami Herald Publishing Co., 1993 to 1996; various roles, The Washington Post, 1986 to 1993. Ed.M., educational counseling, Harvard University, 1970; B.A., education, Trenton State College, 1969.

MIKE PETRAK, 43, Vice president/marketing since 2001. Oversees planning and implementation of strategic marketing initiatives including sales, branding efforts, reader and advertising research, new product initiatives and database marketing across the company. Served as executive vice president and general manager of The Kansas City Star, 1997 to 2001; vice president of marketing and advertising, 1994 to 1997; director of marketing for Consumer Power Marketing, 1992 to 1994; advertising director for the Wisconsin State Journal and The Capital Times and The (Tacoma, Wash.) News Tribune, 1987 to 1992. M.B.A., marketing, University of Iowa, 1982; B.A., journalism, University of Iowa, 1980.

MARGARET RANDAZZO, 34, Vice president and controller since 2001. Responsible for all financial reporting, corporate accounting and risk management. Served as vice president and CFO of the Fort Worth Star-Telegram, 1998 to 2001, and financial planning manager, 1996 to 1998; manager, Audit and Business Advisory Division of Arthur Andersen LLP, 1990 to 1996. B.B.A., accounting, University of Oklahoma, 1990; CPA.

STEVEN J. STEIN, 48, Vice president/human resources/compensation and benefits since 2000. Oversees benefits, compensation and human resources information systems, and works with companies on succession planning, organizational development and employee research activities. Served as assistant vice president/human resources 1995 to 2000; vice president/human resources for Knight Ridder Business Information Services, 1989 to 1995. Ph.D., psychology, University of Florida, 1981; B.A., psychology, George Washington University, 1974.


*Ages as of February 1, 2002

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

KRI Stock

Knight Ridder common stock is registered on the New York Stock Exchange and the Frankfurt Stock Exchange under the symbol KRI.

The stock is also traded on exchanges in Philadelphia, Chicago, Boston, San Francisco, Los Angeles and Cincinnati and through the Intermarket Trading System. Options are traded on the Philadelphia Exchange.

The company's 83,782,317 shares outstanding on March 19, 2002 were held in all 50 states by 8,720 shareholders of record.

Market Price of Common Stock

The last closing price of the company's common stock prior to the preparation of this report was $69.01 on March 19, 2002.

The average stock trading volume of shares per day for the years 2001, 2000 and 1999 was 406,000, 398,000 and 417,000, respectively. The following table presents the high and low sale price of the company's common stock by fiscal quarter for the two most recent fiscal years:

                    ----------2001----------         ----------2000----------
Quarter             High               Low           High               Low
-------             ----               ---           ----               ---
1st                 60.48              52.02         59.81              44.19
2nd                 59.04              52.02         55.88              45.88
3rd                 63.32              53.76         56.69              49.38
4th                 65.17              53.77         57.63              44.13

Treasury Stock Purchases

The table below is a summary of treasury stock purchases since 1990:

                      Stock                 Cost             Average Price
                    Purchased              (000s)              Per Share
-------------------------------------------------------------------------------
2001                 2,993,567           $ 171,795              $57.39
2000                 9,048,895             464,835               51.37
1999                 3,704,378             210,141               56.73
1998                 4,725,000             255,533               54.08
1997                13,824,300             643,375               46.54
1996                 6,219,100             221,768               35.66
1995                11,508,600             319,363               27.75
1994                 5,044,600             136,977               27.15
1993                 1,500,000              40,693               27.13
1992*
1991*
1990                 5,325,400             129,909               24.39

*There were no treasury stock purchases in 1991 and 1992.

Dividends

Quarterly cash dividends declared on the company's common stock were $.25 per share in 2001 and $.23 per share in 2000. Total cash dividends declared on common stock by the company were $84,197,805 in 2001 and $81,002,426 in 2000.

Item 6.  Selected Financial Highlights

11-YEAR FINANCIAL HIGHLIGHTS

The following information was compiled from the consolidated financial statements of Knight Ridder and its subsidiaries. The consolidated financial statements and related notes and discussions for the year ended December 30, 2001 (pages 14 through 47), should be read to obtain a better understanding of this information.

----------------------------------------------------------------- --------------------- ------------ ------------- ------------
                                                                  Compound Growth Rate    December     December      December
                                                                  ---------------------     30            31           26
(In thousands, except per share data and ratios)                     5-Year    10-Year     2001          2000         1999
----------------------------------------------------------------- ---------- ---------- ------------ ------------- ------------
Summary of Operations
Operating Revenue
     Advertising                                                      6.3%       5.8%   $2,254,422   $ 2,507,836   $2,353,520
     Circulation                                                      2.3        2.9       512,309       523,856      525,686
     Other                                                           15.2       14.3       133,478       180,075      154,569
-----------------------------------------------------------------                       ------------ ------------- ------------
         Total Operating Revenue                                      5.9        5.4     2,900,209     3,211,767    3,033,775
-----------------------------------------------------------------                       ------------ ------------- ------------
Operating Costs
     Labor, newsprint and other operating costs                       5.4        4.9     2,253,881     2,355,398    2,229,410
     Depreciation and amortization                                   10.2        8.5       184,573       187,597      182,943
-----------------------------------------------------------------                       ------------ ------------- ------------
         Total Operating Costs                                        5.7        5.1     2,438,454     2,542,995    2,412,353
-----------------------------------------------------------------                       ------------ ------------- ------------
Operating Income                                                      6.7        7.5       461,755       668,772      621,422
     Interest expense                                                 6.6        3.9      (100,833)     (116,652)     (97,444)
     Other, net                                                       1.3        4.1       (53,523)      (26,830)      44,037
     Income taxes, net                                               (0.4)       6.1      (122,575)     (210,927)    (228,076)
-----------------------------------------------------------------                       ------------ ------------- ------------
Income from continuing operations                                    (0.1)       4.2       184,824       314,363      339,939
Discontinued BIS operations (1)
Cumulative effect of changes in accounting principles (2)
-----------------------------------------------------------------                       ------------ ------------- ------------
Net Income                                                           (7.2)       3.4    $  184,824   $   314,363   $  339,939
================================================================= ========== ========== ============ ============= ============
Operating income percentage (profit margin)                                                   15.9%         20.8%        20.5%
----------------------------------------------------------------- ---------- ---------- ------------ ------------- ------------
Share Data
Basic weighted-average number of shares                                                     76,074        75,370       80,025
Diluted weighted-average number of shares                                                   85,694        89,105       97,460
Earnings per share
     Basic:  Continuing operations                                    3.8        7.0         $2.33         $4.02        $4.07
             Discontinued BIS operations (1)
             Cumulative effect of changes in accounting
                 principles (2)
             Net income                                              (3.5)       6.1          2.33          4.02         4.07
     Diluted:Continuing operations                                    2.6        6.2         $2.16         $3.53        $3.49
             Discontinued BIS operations (1)
             Cumulative effect of changes in accounting
                 principles (2)
             Net income                                              (4.7)       5.5          2.16          3.53         3.49
Dividends declared per common share (3)                              11.3        3.6          1.00          0.92         0.89
Common stock price:   High                                                                   65.17         59.81        65.00
                      Low                                                                    52.02         44.13        46.00
                      Close                                                                  65.17         56.88        58.94
Shareholders' equity per common share                                 8.8        5.6        $18.50        $18.09       $19.07
Price/earnings ratio (4)                                                                      30.2          16.1         16.9
Adjusted price/earnings ratio (5)                                                             23.4          15.4         17.9
----------------------------------------------------------------- ---------- ---------- ------------ ------------- ------------
Other Financial Data
Treasury Stock Purchases:  Number of shares                                                  2,994         9,049        3,704
                           Cost                                                         $  171,795   $   464,835   $  210,141
Cash dividends declared                                                                     84,198        81,002       85,526
Ratio of earnings to fixed charges (6)                                                         4.1           5.3          6.2
At year end
     Total assets                                                                       $4,213,376   $ 4,243,526   $4,192,334
     Total debt                                                                          1,613,954     1,672,272    1,300,754
     Shareholders' equity                                                                1,560,288     1,541,470    1,780,684
     Return on average shareholders' equity (7)                                               11.9%         18.9%        19.7%
     Total debt/total capital ratio                                                           50.8%         52.0%        42.2%
----------------------------------------------------------------- ---------- ---------- ------------ ------------- ------------

(Table Continued)

----------------------------------------------------------------- -------------- -------------- -------------- --------------
                                                                     December      December        December       December
                                                                        27            28              29             31
(In thousands, except per share data and ratios)                       1998          1997            1996           1995
----------------------------------------------------------------- -------------- -------------- -------------- --------------
Summary of Operations
Operating Revenue
     Advertising                                                  $  2,222,597   $  2,060,772   $  1,659,336   $   1,534,761
     Circulation                                                       533,340        521,135        457,306         444,506
     Other                                                             139,617        103,515         65,913          32,789
----------------------------------------------------------------- -------------- -------------- -------------- --------------
         Total Operating Revenue                                     2,895,554      2,685,422      2,182,555       2,012,056
----------------------------------------------------------------- -------------- -------------- -------------- --------------
Operating Costs
     Labor, newsprint and other operating costs                      2,209,819      2,029,587      1,735,639       1,691,655
     Depreciation and amortization                                     181,112        149,802        113,778          92,134
----------------------------------------------------------------- -------------- -------------- -------------- --------------
         Total Operating Costs                                       2,390,931      2,179,389      1,849,417       1,783,789
----------------------------------------------------------------- -------------- -------------- -------------- --------------
Operating Income                                                       504,623        506,033        333,138         228,267
     Interest expense                                                 (105,936)      (102,662)       (73,137)        (59,512)
     Other, net                                                        109,229        290,481         50,208          14,062
     Income taxes, net                                                (202,285)      (297,348)      (124,829)        (72,861)
----------------------------------------------------------------- -------------- -------------- -------------- --------------
Income from continuing operations                                      305,631        396,504        185,380         109,956
Discontinued BIS operations (1)                                         60,226         16,511         82,493          57,426
Cumulative effect of changes in accounting principles (2)                                                             (7,320)
----------------------------------------------------------------- -------------- -------------- -------------- --------------
Net Income                                                        $    365,857   $    413,015   $    267,873   $     160,062
================================================================= ============== ============== ============== ==============
Operating income percentage (profit margin)                               17.4%          18.8%          15.3%           11.3%
----------------------------------------------------------------- -------------- -------------- -------------- --------------
Share Data
Basic weighted-average number of shares                                 78,882         88,475         96,021          99,451
Diluted weighted-average number of shares                               98,176        101,314         97,420         100,196
Earnings per share
     Basic:  Continuing operations                                       $3.70          $4.40          $1.93           $1.11
             Discontinued BIS operations (1)                              0.77           0.19           0.86            0.57
             Cumulative effect of changes in accounting                                                                (0.07)
                 principles (2)                                           4.47           4.59           2.79            1.61
             Net income
     Diluted:Continuing operations                                       $3.11          $3.91          $1.90           $1.10
             Discontinued BIS operations (1)                              0.62           0.17           0.85            0.57
             Cumulative effect of changes in accounting                                                                (0.07)
                 principles (2)                                           3.73           4.08           2.75            1.60
             Net income
Dividends declared per common share (3)                                   0.80           0.80       0.58 1/2            0.74
Common stock price:   High                                               59.63          57.13          42.00           33.31
                      Low                                                40.50          35.75          29.88           25.13
                      Close                                              50.81          50.19          39.25           31.25
Shareholders' equity per common share                                   $17.33         $15.65         $12.12          $11.43
Price/earnings ratio (4)                                                  13.6           12.3           14.3            19.5
Adjusted price/earnings ratio (5)                                         19.3           21.8           21.6            28.4
----------------------------------------------------------------- -------------- -------------- -------------- --------------
Other Financial Data
Treasury Stock Purchases:  Number of shares                              4,725         13,824          6,219          11,509
                           Cost                                   $    255,533   $    643,375   $    221,768   $     319,363
Cash dividends declared                                                 77,152         78,335         74,262          74,377
Ratio of earnings to fixed charges (6)                                     5.3            7.1            4.0             3.2
At year end
     Total assets                                                 $  4,257,097   $  4,355,142   $  2,860,907   $   2,966,321
     Total debt                                                      1,527,278      1,668,830        821,335       1,013,850
     Shareholders' equity                                            1,662,731      1,551,673      1,131,508       1,110,970
     Return on average shareholders' equity (7)                           22.8%          30.8%          23.9%           14.3%
     Total debt/total capital ratio                                       47.9%          51.8%          42.1%           47.7%
----------------------------------------------------------------- -------------- -------------- -------------- --------------

(Table Continued)

----------------------------------------------------------------- -------------- -------------- -------------- --------------
                                                                     December        December       December     December
                                                                        25              26             27           29
(In thousands, except per share data and ratios)                       1994            1993           1992         1991
----------------------------------------------------------------- -------------- -------------- -------------- --------------
Summary of Operations
Operating Revenue
     Advertising                                                  $   1,414,343  $   1,324,312  $   1,294,944  $  1,284,748
     Circulation                                                        426,799        418,726        406,388       386,363
     Other                                                               91,818         69,689         47,747        35,100
----------------------------------------------------------------- -------------- -------------- -------------- --------------
         Total Operating Revenue                                      1,932,960      1,812,727      1,749,079     1,706,211
----------------------------------------------------------------- -------------- -------------- -------------- --------------
Operating Costs
     Labor, newsprint and other operating costs                       1,534,496      1,460,563      1,408,480     1,401,750
     Depreciation and amortization                                       90,310         90,712         84,144        81,375
----------------------------------------------------------------- -------------- -------------- -------------- --------------
         Total Operating Costs                                        1,624,806      1,551,275      1,492,624     1,483,125
----------------------------------------------------------------- -------------- -------------- -------------- --------------
Operating Income                                                        308,154        261,452        256,455       223,086
     Interest expense                                                   (44,216)       (44,403)       (52,358)       (68,806)
     Other, net                                                           1,799          2,987         13,855         35,820
     Income taxes, net                                                 (106,493)       (83,281)       (82,496)       (67,965)
----------------------------------------------------------------- -------------- -------------- -------------- --------------
Income from continuing operations                                       159,244        136,755        135,456        122,135
Discontinued BIS operations (1)                                          11,656         11,334         10,630          9,933
Cumulative effect of changes in accounting principles (2)                                            (105,200)
----------------------------------------------------------------- -------------- -------------- -------------- --------------
Net Income                                                        $     170,900  $     148,089  $      40,886  $     132,068
================================================================= ============== ============== ============== ==============
Operating income percentage (profit margin)                                15.9%          14.4%          14.7%          13.1%
----------------------------------------------------------------- -------------- -------------- -------------- --------------
Share Data
Basic weighted-average number of shares                                 107,888        109,702        108,948        102,586
Diluted weighted-average number of shares                               108,551        110,663        110,356        103,594
Earnings per share
     Basic:  Continuing operations                                        $1.48          $1.25          $1.24          $1.19
             Discontinued BIS operations (1)                               0.10           0.10           0.11           0.10
             Cumulative effect of changes in accounting                                                 (0.97)
                 principles (2)                                            1.58           1.35           0.38           1.29
             Net income
     Diluted:Continuing operations                                        $1.47          $1.24          $1.22          $1.18
             Discontinued BIS operations (1)                               0.10           0.10           0.10           0.09
             Cumulative effect of changes in accounting                                                 (0.95)
                 principles (2)                                            1.57           1.34           0.37           1.27
             Net income
Dividends declared per common share (3)                                    0.73           0.70           0.70           0.70
Common stock price:   High                                                30.50          32.50          32.06          28.75
                      Low                                                 23.25          25.31          25.38          21.88
                      Close                                               25.44          29.69          29.06          25.38
Shareholders' equity per common share                                    $11.58         $11.33         $10.75         $10.72
Price/earnings ratio (4)                                                   16.2           22.2           78.5           20.0
Adjusted price/earnings ratio (5)                                          17.3           23.9           23.8           21.5
----------------------------------------------------------------- -------------- -------------- -------------- --------------
Other Financial Data
Treasury Stock Purchases:  Number of shares                               5,045          1,500
                           Cost                                   $     136,977  $      40,693  $           -  $           -
Cash dividends declared                                                  77,942         76,787         75,992         71,087
Ratio of earnings to fixed charges (6)                                      5.2            4.4            3.8            2.8
At year end
     Total assets                                                 $   2,409,239  $   2,399,067  $   2,431,307  $   2,305,731
     Total debt                                                         411,504        451,075        560,245        606,840
     Shareholders' equity                                             1,224,654      1,243,169      1,181,812      1,148,620
     Return on average shareholders' equity (7)                            13.9%          12.2%          12.0%          12.9%
     Total debt/total capital ratio                                        25.2%          26.6%          32.2%          34.6%
----------------------------------------------------------------- -------------- -------------- -------------- --------------

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

(3) On January 28, 1997, the Board of Directors declared a $.20 per share dividend. The quarterly dividend previously paid in January was paid on February 24, 1997, to shareholders of record as of the close of business on February 12, 1997. Prior to January 1997, the quarterly dividends were historically declared in the prior December.

(4) Price/earnings ratio is computed by dividing closing market price by diluted earnings per share.

(5) Adjusted price/earnings ratio is computed by dividing closing market price by diluted earnings per share from continuing operations. For comparability purposes, diluted earnings per share from continuing operations was adjusted to exclude relocation and severance costs and gains and losses on sales, exchanges and write-downs of investments.

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

Potential risks and uncertainties that could adversely affect the company's ability to obtain these results include, without limitations, the following factors: (a) increased consolidation among major retailers or other events that may adversely affect business operations of major customers and depress the level of local and national advertising; (b) an accelerated economic downturn in some or all of the company's principal newspaper markets that may lead to decreased circulation or decreased local or national advertising; (c) a decline in general newspaper readership patterns as a result of competitive alternative media or other factors; (d) an increase in newsprint costs over the levels anticipated; (e) labor disputes or shortages that may cause revenue declines or increased labor costs; (f) disruptions in electricity and natural gas supplies and increases in energy costs; (g) acquisitions of new businesses or dispositions of existing businesses; (h) increases in interest or financing costs or availability of credit; (i) rapid technological changes and frequent new product introductions prevalent in electronic publishing, including the evolution of the Internet; and (j) acts of war, terrorism or other events that may adversely affect the company's operations or the operations of key suppliers to the company.

GLOSSARY OF TERMS

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL. The company's discussion and analysis of its financial condition and results of operations are based upon the company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the company evaluates its estimates, including those related to incentives, bad debts, inventories, investments, intangible assets, income taxes, financing operations, restructuring, long-term service contracts, pensions and other post-retirement benefits, and contingencies and litigation. The company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

REVENUE RECOGNITION. Revenue recognition varies by source. Advertising revenue is recognized when ads are published. Circulation revenue is recognized when the newspaper is delivered to the customer. Other revenue is recognized when the related product or service has been delivered. Revenues are recorded net of estimated incentive offerings including special pricing agreements, promotions and other volume-based incentives. Revisions to these estimates are charged to income in the period in which the facts that give rise to the revision become known.

BAD DEBTS. The company maintains a reserve account for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The company uses a combination of the percentage of sales and the aging of accounts receivable to establish reserves for losses on accounts receivable. Payment in advance for advertising and circulation revenue and credit background checks have assisted the company in maintaining historical bad debt losses to less than 1% of revenue.

EQUITY AND COST METHOD INVESTMENT VALUATION AND ACCOUNTING. The company holds minority interests in companies having operations or technology in areas within its strategic focus and are recorded at cost. The company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

GOODWILL AND INTANGIBLE IMPAIRMENT. In assessing the recoverability of the company's goodwill and other intangibles the company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This impairment test requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. If these estimates or their related assumptions change in the future, the company may be required to record impairment charges for these assets. The company has adopted Statement of Financial Accounting Standards (FAS) No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002 and will be required to analyze its goodwill and indefinite lived intangible assets for impairment during the first six months of fiscal 2002, and then on at least an annual basis thereafter. The adoption of FAS 142 is not expected to have a material impact on the company's consolidated financial statements. During the year ended December 30, 2001, Knight Ridder did not record any impairment losses related to goodwill and other intangible assets.

RESTRUCTURING. During fiscal year 2001, the company recorded significant reserves in connection with a restructuring of its workforce announced in the second quarter of 2001. These reserves include estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from this restructuring. Although the company does not anticipate significant changes, the actual costs may differ from these estimates.

PENSION AND POSTRETIREMENT BENEFITS. The company has significant pension and postretirement benefit costs and credits that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected return on plan assets. For an explanation of these assumptions, see "Note 10. Pension and Other Postretirement Benefit Plans" on page 42. The company is required to consider current market conditions, including changes in interest rates, in selecting these assumptions. Changes in the related pension and postretirement benefit costs or credits may occur in the future in addition to changes resulting from fluctuations in the company's related headcount due to changes in the assumptions.

SELF-INSURANCE. The company is self-insured for the majority of its group health insurance costs. The company relies on claims experience and the advice of consulting actuaries and administrators in determining an adequate liability for self-insurance claims.

ANALYSIS BY SEGMENT

The following sections discuss the results of the company's two operating segments, newspaper and online. Online results are included in the "Other revenue" line of total revenue and consist primarily of Web banner, classified and recruitment advertising.

Newspaper revenue is derived principally from advertising and newspaper sales. Advertising revenue accounted for about 77.7% of consolidated revenue in 2001. This revenue comes from the three basic categories of advertising - retail, general and classified. Newspaper advertising volume is categorized as either run-of-press (ROP) or preprint. Volume for ROP advertising is measured in terms of either full-run or part-run advertising linage. By using part-run advertising, advertisers can target their messages to selected geographically zoned market segments.

Circulation revenue results from the sale of newspapers. Circulation of daily and Sunday newspapers accounted for 17.7% of consolidated revenue in 2001. It is reported at the net wholesale price for newspapers delivered or sold by independent contractors and at the retail price for newspapers delivered or sold by employees and by delivery agents who are paid a fee for delivery of the newspapers.

Other revenue comes from commercial job printing, niche and book publications, online services, newsprint waste sales and other miscellaneous sources.

SUMMARY OF OPERATIONS

A summary of the company's operations, certain share data and other financial information for the past 11 years is provided on pages 11 through 13. Compound growth rates for the past five- and 10-year periods are also included, if applicable. A review of this summary and of the supplemental information on pages 2 through 6 will provide a better understanding of the following discussion and analysis of operating results and of the financial statements as a whole. The supplemental information contains financial data for the company's largest newspapers and information regarding the company's properties, technology and raw materials used in operations.

RESULTS OF OPERATIONS: 2001, 2000 and 1999

The company's fiscal year ends on the last Sunday of the calendar year. Results for 2001 are for the 52 weeks ended December 30, results for 2000 are for the 53 weeks ended December 31, and results for 1999 are for the 52 weeks ended December 26. The following tables set forth the results of operations for the periods ended December 30, 2001, December 31, 2000, and December 26, 1999, which are discussed in more detail on pages 18 and 20.

----------------------------------------------------------- ------------- ------------- ------------- ------------------
                                                                                                             Change
                                                                                                      ------------------
(In thousands of dollars, except per share amounts)                2001          2000          1999       01-00   00-99
----------------------------------------------------------- ------------- ------------- ------------- ---------- -------
Operating revenue                                           $ 2,900,209   $ 3,211,767   $ 3,033,775      (9.7)%     5.9%
Operating income                                                461,755       668,772       621,422     (31.0)%     7.6%
Income
     Before gains (losses) on investments and assets,
         work force reduction, severance and
         relocation costs                                       239,023       329,436       321,146     (27.4)%     2.6%
     Gains (losses) on investments and assets, work force
         reduction, severance and relocation costs              (54,199)      (15,073)       18,793
                                                            ------------- ------------- -------------
     Net income                                             $   184,824   $   314,363   $   339,939     (41.2)%    (7.5)%
                                                            ============= ============= =============
Diluted earnings per share
     Before gains (losses) on investments and assets,
         severance and relocation costs                            2.79          3.70          3.30     (24.6)%    12.1%
     Gains (losses) on investments and assets, severance
         and relocation costs                                     (0.63)        (0.17)         0.19
                                                            ------------- ------------- -------------
     Net income                                                   $2.16         $3.53         $3.49     (38.8)%     1.1%
----------------------------------------------------------- ============= ============= ============= ---------- -------

In 2001, Knight Ridder earned $2.16 per diluted share compared with $3.53 per diluted share in 2000, down $1.37, or 38.8%. Excluding gains and losses on investments and asset sales and work force reduction charges, the company earned $2.79 per diluted share in 2001, down $0.91, or 24.6%, from the $3.70 earned in 2000. On the same basis, the company's earnings per diluted share in 2000 was up $0.40, or 12.1%, from the $3.30 earned in 1999.

NEWSPAPER DIVISION

OPERATING REVENUE The following table summarizes the results of Operating Revenue, average circulation and related full-run ROP linage statistics for the periods ended December 30, 2001, December 31, 2000, and December 26, 1999.

---------------------------------- -------------- ------------------------- ------------ -----------------------
                                                            2000                                 Change
                                                  -------------------------              -----------------------
In thousands                                2001     53 Weeks     52 Weeks         1999      01-00*      00-99*
---------------------------------- -------------- ------------ ------------ ------------ ----------- -----------
Operating revenue
     Advertising
         Retail                      $ 1,073,789  $ 1,104,766  $ 1,081,188  $ 1,065,970      (0.7)%       1.4%
         General                         297,033      336,613      331,010      289,894     (10.3)%      14.2%
         Classified                      883,600    1,066,457    1,052,956      997,656     (16.1)%       5.5%
                                   -------------- ------------ ------------ ------------
              Total                    2,254,422    2,507,836    2,465,154    2,353,520      (8.5)%       4.7%
                                   -------------- ------------ ------------ ------------
     Circulation                         512,309      523,856      514,053      525,686      (0.3)%      (2.2)%
     Other                                91,443      136,527      135,364      123,173     (32.4)%       9.9%
                                   -------------- ------------ ------------ ------------
Total operating revenue              $ 2,858,174  $ 3,168,219  $ 3,114,571  $ 3,002,379      (8.2)%       3.7%
                                   ============== ============ ============ ============

Average circulation (1)
     Daily                                 3,811        3,903            -        3,934      (2.4)%      (0.8)%
     Sunday                                5,155        5,300            -        5,376      (2.7)%      (1.4)%

Advertising linage (1)
Full-run
     Retail                               16,959       18,231            -       18,355      (7.0)%      (0.7)%
     General                               2,843        3,432            -        2,730     (17.2)%      25.7%
     Classified                           19,364       20,798            -       19,847      (6.9)%       4.8%
                                   -------------- ------------ ------------ ------------
         Total full-run                   39,166       42,461            -       40,932      (7.8)%       3.7%
---------------------------------- ============== ============ ============ ============ ----------- -----------

*    Excluding the 53rd week in 2000 for revenue amounts only
(1)  Circulation and linage statistics are not presented on a 52-week basis.

Compared with 2000 on a 52-week basis, retail advertising revenue decreased 0.7% due to a 7.0% full-run ROP linage decrease during 2001, partially offset by a ..9% increase in the full-run average rate and from total market coverage (TMC), specialized publications and database marketing products. Akron, San Jose and Philadelphia were responsible for most of the decrease, down 5.9%, 5.8% and 5.4%, respectively. From 1999 to 2000, retail revenue increased 1.4% due to an increase in revenue from TMC, specialized publications and alternative distribution products, offset by a full-run ROP decline of 0.7%. The weak results from 2000 to 2001 and from 1999 to 2000 were due primarily to consolidations and bankruptcies in most major markets.

General advertising revenue on a 52-week basis declined 10.3% in 2001 from 2000 due to a 17.2% decrease in full-run ROP, partially offset by a 5.9% increase in the average rate and from TMC and specialized publications products. Contra Costa, San Jose and Philadelphia had the largest impact, with declines of 41.3%, 32.0% and 12.1%, respectively. General advertising saw an 85% fall-off in dot-com advertising, which had yielded about $18 million in 2000, as well as a decline in airline and hotel advertising following the September 11, 2001 terrorist attacks. National auto, finance, pharmaceuticals and computers were only slightly less affected. From 1999 to 2000, general advertising was up 14.2% on a full-run ROP linage increase of 25.7% due to growth of e-commerce and Internet-related advertising and strength in telecommunications, financial and travel advertising.

Classified advertising revenue was down 16.1% in 2001 from 2000 due to a full-run ROP linage decrease of 6.9% and a 12.5% decrease in rate largely due to a decline in the higher rated recruitment revenue, partially offset by increases in revenue from TMC and specialized publications products. A decline in classified recruitment in the largest markets was responsible, with San Jose down 55.0% and Philadelphia down 34.9%. Classified real estate revenue increased 23.4% overall, slightly offsetting the declines in recruitment. From 1999 to 2000, classified advertising was up 5.5% on a full-run ROP linage increase of 4.8%. This increase reflected a relatively strong first half of 2000, up 7.8%, with recruitment providing the majority of the growth.

Circulation revenue decreased 0.3% from 2001 to 2000 on a 2.4% decrease in daily circulation and a 2.7% decrease in Sunday circulation. From 1999 to 2000, circulation revenue decreased 2.2% on a 0.8% decrease in daily circulation and a 1.4% decrease in Sunday circulation. The company expects circulation to remain essentially flat in 2002.

Other revenue declined 32.4% in 2001 due to a decline in earnings from Detroit and the absence of Professional Exchange, MediaStream and Cable Connection, which were sold in late 2000. From 1999 to 2000, other revenue increased $10.6 million, or 9.9%, due to an increase in commercial print revenue and newsprint waste sales.

OPERATING COSTS The following table summarizes operating costs for the periods ended December 30, 2001, December 31, 2000, and December 26, 1999.

-------------------------------------- ------------ ------------------------- ------------ -------------------
                                                              2000                               Change
                                                    -------------------------              -------------------
In thousands                                  2001     53 Weeks     52 Weeks         1999    01-00*    00-99*
-------------------------------------- ------------ ------------ ------------ ------------ --------- ---------
Operating costs
     Labor and employee benefits       $ 1,134,584  $ 1,167,216  $ 1,133,601  $ 1,099,932     0.1%      3.1%
     Newsprint, ink and supplements        451,547      473,724      465,534      449,577    (3.0)%     3.5%
     Other operating costs                 575,914      605,447      598,339      593,208    (3.7)%     0.9%
     Depreciation and amortization         176,029      179,278      179,203      176,340    (1.8)%     1.6%
                                       ------------ ------------ ------------ ------------
         Total operating costs         $ 2,338,074  $ 2,425,665  $ 2,376,677  $ 2,319,057    (1.6)%     2.5%
-------------------------------------- ============ ============ ============ ============ --------- ---------

*    Excluding the 53rd week in 2000

On a 52-week basis, labor and employee benefits increased 0.1% during 2001 from 2000, primarily as a result of a restructuring charge related to a work force reduction. Due to the slowing economy and the resulting decline in advertising revenue and increases in newsprint expense, the company announced a work force reduction program in the second quarter of 2001 that affected the majority of its newspapers. The work force reduction plan eliminated approximately 1,600 positions through early retirement, voluntary and involuntary buyouts and attrition. As a result of this plan, the company incurred charges of approximately $78.5 million related to employee severance costs and benefits during 2001. Excluding this restructuring charge, labor and employee benefits decreased 6.8% as a result of a 7.2% decrease in full-time equivalents (FTEs) and an 11.7% decrease in bonus and incentive costs, partially offset by a 1.4% increase in the average wage rate per employee. The increase in labor and employee benefits in 2000 from 1999 resulted from a 4.5% increase in the average wage per employee, an increase of 0.5% in the number of FTEs and an increase in benefit costs of 12.3%, partially offset by bonus and incentive costs, which were down 2.5%.

Newsprint, ink and supplements decreased 3.0% in 2001 from 2000 due to a 13.2% decline in consumption offset by a 10.4% increase in the average cost per ton. The increase in the cost of newsprint, ink and supplements from 1999 to 2000 was due primarily to a 2.0% increase in consumption and a 3.3% increase in the average cost per ton.

Other operating costs were down 3.7% in 2001 compared with 2000, due primarily to a decrease in circulation promotion, advertising and promotion expense, contribution expense and travel expense. From 1999 to 2000, other operating costs remained relatively constant, increasing only 0.9%.

Depreciation and amortization decreased 1.8% in 2001 from the 2000 due to a $3.9 million write-down of presses offset by a $1.6 million adjustment recorded on the sale of a building, both occurring in 2000. From 1999 to 2000, depreciation and amortization expense increased 1.6% due to a slightly larger asset base. The company expects to implement FAS 142, "Goodwill and Other Intangible Assets" in the first quarter of fiscal year 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $55 million ($.65 per diluted share) per year beginning in fiscal year 2002.

ONLINE DIVISION

ONLINE ACTIVITIES During the first quarter of 2000, the company consolidated all its Internet operations under a wholly-owned subsidiary, Knight Ridder Digital
(KRD). Previously, Knight Ridder's Internet activities were reported and managed as a part of the company's newspaper operations. KRD controls all of Knight Ridder's online efforts, including the Web sites previously operated by the newspapers. KRD operates and manages the Real Cities Network, which consists of all Knight Ridder Web sites and those of several other media affiliates. The company expects significant growth from these operations in 2002.

OPERATING REVENUE AND COSTS FOR THE ONLINE DIVISION The following table summarizes operating revenue and costs for the periods ended December 30, 2001, December 31, 2000, and December 26, 1999.

----------------------------------------- ----------- ----------------------- --------------------
                                                                                    Change
                                                      ----------------------- --------------------
In thousands                                    2001        2000        1999     01-00      00-99
----------------------------------------- ----------- ----------- ----------- --------- ----------
Operating revenue                         $   42,035  $   43,548  $   31,396     (3.5)%    38.7%

Operating costs
     Labor and employee benefits          $   31,859  $   38,993  $   27,279    (18.3)%   42.9%
     Other operating costs                    38,877      47,956      26,339    (18.9)%   82.1%
     Depreciation and amortization             2,801       2,620       1,819      6.9%    44.0%
                                          ----------- ----------- -----------
         Total operating costs            $   73,537  $   89,569  $   55,437    (17.9)%   61.6%
                                          =========== =========== ===========

Operating loss                            $ (31,502)  $  (46,021) $  (24,041)    31.5%   (91.4)%

Average monthly page views                   176,749     153,541     104,246     15.1%    47.3%
----------------------------------------- ----------- ----------- ----------- --------- ----------

Revenue for the online division was down 3.5% primarily due to a 23.4% decrease in banners and sponsorship ads, offset by an increase in revenue from CareerBuilder and Classified Ventures and from an increase in upsell revenue. From 1999 to 2000, revenue grew 38.7% due to the expansion of the Real Cities network into six new cities and the purchase, along with Tribune Co., of CareerBuilder.

The decrease in the cost of labor and employee benefits in 2001 from 2000 was due primarily to reductions in the number of full-time employees. Other operating costs decreased primarily as a result of lower promotion-related expenses and volume-related fees paid to advertising and content providers. Depreciation and amortization expense increased due to the acquisition of additional equipment. From 1999 to 2000, labor and employee benefits increased due primarily to increases in full-time employees. Other operating costs increased primarily as a result of increased promotion-related expenses and volume-related fees paid to advertising and content providers. Depreciation and amortization expense increased due to the acquisition of additional equipment.

NON-OPERATING ITEMS

Net interest expense decreased $14.9 million, or 13.2%, in 2001 from 2000 as a result of a lower weighted-average interest rate. For 2000, net interest expense increased $23.1 million, or 25.7% from 1999, due to higher debt levels. The average debt balance increased $103.8 million from 2000 to 2001, and increased $152.0 million from 1999 to 2000.

From 2000 to 2001, equity in losses of unconsolidated companies and joint ventures increased $7.6 million due to a full year of losses from Career Holdings, Inc. (acquired in the third quarter of 2000), offset slightly by an increase in earnings from newsprint paper mills. From 1999 to 2000, equity in earnings of unconsolidated companies decreased $21.1 million due to losses from Career Holdings, Inc., and a decrease in earnings from investments in the Seattle Times Company and newsprint mills.

The "Other, net" line of the non-operating section decreased $21.4 million in 2001 from 2000. The 2001 decline was due almost entirely to the write-down of certain Internet-related assets, while 2000 results included a gain on the sale of a building in Philadelphia.

ACQUISITIONS

In August 2000, Career Holdings, Inc., a company jointly controlled by Knight Ridder Digital and Tribune Co., acquired CareerBuilder, Inc., and CareerPath.com, Inc., respectively. In the CareerBuilder acquisition, a wholly-owned subsidiary of Career Holdings made a tender offer for all of CareerBuilder's common stock at a price of $8 per share in cash. The tender offer, which began on July 25, 2000, and expired on August 21, 2000, was followed by the merger of the subsidiary into CareerBuilder on August 24, 2000. The CareerPath.com acquisition was accomplished by the merger of a wholly-owned subsidiary of Career Holdings into CareerPath.com on August 31, 2000. The total purchase price for the CareerBuilder and CareerPath.com acquisitions was approximately $250 million. The company, through Knight Ridder Digital, currently owns a 48.1% interest in Career Holdings, Inc.

In November 2001, Career Holdings, Inc. acquired Headhunter.net, an online recruitment and career development business, for $9.25 per share in cash, or approximately $217 million. The company's share was $108.5 million to fund this acquisition. Headhunter.net now operates as a wholly owned subsidiary of Career Holdings, Inc.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations is the company's primary source of liquidity. Management is focused on growing cash flow and on managing cash effectively. In addition, the company uses financial leverage to minimize the overall cost of capital and maintain adequate operating and financial flexibility.

Management monitors leverage through its interest coverage and cash flow-to-debt ratios. The following schedule summarizes these ratios for the years ended December 30, 2001, and December 31, 2000:

--------------------------------------- -------------- ---------------
                                               2001           2000
--------------------------------------- -------------- ---------------
Interest coverage ratio (a)                   6.4:1          7.3:1
Cash flow to debt (b)                         22.9%          30.0%
--------------------------------------- -------------- ---------------

(a) Defined as operating income plus depreciation and amortization divided by interest expense
(b)  Defined as net income plus depreciation and amortization divided by debt

The company's financial position remained strong throughout 2001, with cash and cash equivalents and short-term investments of $37.3 million at December 30, 2001, compared with $41.7 million at December 31, 2000. During 2001, cash flows from operating activities were used to fund treasury stock purchases of $171.8 million. In addition, the company paid dividends of $84.2 million during 2001.

Cash provided by operating activities was $481.5 million in 2001, compared with $417.2 million in 2000. The increase was due partially to a reduction of the funding required for a health and welfare trust, an increase in distributions relative to earnings from equity investments and the timing of payments on certain current assets and liabilities.

At December 30, 2001, working capital was $55.5 million, compared with $67.7 million at December 31, 2000. The decrease in working capital from 2000 to 2001 was due primarily to a decline in accounts receivable of $24.7 million and inventories of $9.5 million and an increase in accrued income taxes of $13.9 million, partially offset by a decline in short-term borrowings of $39.7 million.

Cash required for investing activities was primarily for the purchase of $94.6 million of property and equipment and $135.8 million for acquisition of businesses, including Headhunter.net, Inc., in November 2001, partially offset by proceeds of $21.0 million from the sale of investments.

The company invests excess cash in short- and long-term investments, depending on projected cash needs from operations, capital expenditures and other business purposes. The company supplements internally generated cash flow with a combination of short- and long-term borrowings. Average outstanding commercial paper during the year was $639.1 million, with an average effective interest rate of 4.6%. At December 30, 2001, the company's revolving credit agreement, which backs up the commercial paper outstanding, had a remaining availability of $317.0 million. The revolving credit facility matures in 2006.

The company uses derivatives to hedge certain exposures, including interest rates and newsprint. The company does not trade or engage in hedges for investment purposes.

At year end, the company's short- and long-term debt was rated by the three major credit-rating agencies as provided below, which did not reflect any change from the prior year:

--------------------------------------- ----------------- ----------------
                                              Short-Term        Long-Term
                                                    Debt             Debt
--------------------------------------- ----------------- ----------------
Moody's                                               P1               A2
Standard & Poor's                                    A-1                A
Fitch                                                 F1                A
--------------------------------------- ----------------- ----------------

The company believes it has adequate access to the capital debt markets to meet its short- and long-term capital needs. Such access includes the company's $895.0 million revolving credit facility and term loan agreement, which support its commercial paper, and its $200 million extendable commercial notes. The company's future ability to borrow funds and the interest rates on those funds could be adversely impacted by a decrease in its debt ratings and by negative conditions in the capital debt markets.

During 2001, the company repurchased 3.0 million common shares at a total cost of $171.8 million and an average cost of $57.39 per share. At year end, authorization remained to purchase 5.5 million shares.

The company's operations have historically generated strong positive cash flow, which, along with the company's commercial paper program, revolving credit lines and ability to issue public debt, has provided adequate liquidity to meet the company's short- and long-term cash requirements, including requirements for working capital and capital expenditures.

The company's capital spending program includes normal replacements, productivity improvements, capacity increases, building construction and expansion and printing press equipment. Over the past three years, capital expenditures have totaled $295.1 million for additions and improvements to properties.

Additions to property, plant and equipment decreased by $13.4 million to $94.6 million in 2001 from $108.0 million in 2000, due primarily to lower expenditures for year 2001 capital projects. Expenditures in 2001 included $7.1 million for a mailroom system in St. Paul and $7.4 million for the development of Knight Ridder Digital's new technology platform. In 2001, $5.9 million was spent to complete the $109.2 million Miami press expansion, and the $11.8 million Lexington mailroom and insertion facility project is scheduled to be completed in 2002. In 2001, $6.9 million was spent for the Lexington project. During 2001, $4.7 million was spent on a $27.7 million press project at The Wichita Eagle that is scheduled for completion in 2003. The press replacement projects are expected to significantly improve reliability, speed, print quality and page and color capacity, and reduce waste.

The following table summarizes the company's contractual obligations and commercial commitments as of December 31, 2001:

---------------------------------------------------------------------------------------------------------------
                                                             Payments Due By Period
---------------------------------------------------------------------------------------------------------------
Contractual Obligations                   Total       Less Than 1   1-3 Years    4-5 Years      After 5 Years
                                                         Year
---------------------------------------------------------------------------------------------------------------
Long-Term Debt                          1,086,806             850     99,604                           986,352
---------------------------------------------------------------------------------------------------------------
Commercial Paper (a)                      527,148          39,849                  487,299
---------------------------------------------------------------------------------------------------------------
Operating Leases                          102,548          22,206     47,051         9,128              24,163
---------------------------------------------------------------------------------------------------------------
Total Contractual Cash
Obligations                             1,716,502          62,905    146,655       496,427           1,010,515
---------------------------------------------------------------------------------------------------------------

(a) Commercial paper is supported by $895 million revolving credit facility which matures on June 15, 2006.

---------------------------------------------------------------------------------------------------------------
                                                             Payments Due By Period
---------------------------------------------------------------------------------------------------------------
Other Commercial Commitments               Total      Less Than 1   1-3 Years    4-5 Years      After 5 Years
                                                         Year
---------------------------------------------------------------------------------------------------------------
Standby Letters of Credit (b)              50,000                                   50,000
---------------------------------------------------------------------------------------------------------------
Guarantees (c)                             17,227          17,227
---------------------------------------------------------------------------------------------------------------
Total Commercial Commitments               67,227          17,227                   50,000
---------------------------------------------------------------------------------------------------------------

(b) In connection with the company's insurance program, letters of credit are required to support certain projected worker compensation obligations.

(c) The company guarantees 13.5% of the debt of Ponderay Newsprint Company, a newsprint mill investment.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Borrowings - By balancing the mix of variable- versus fixed-rate borrowings, the company manages the interest-rate risk of its debt. Note 3 to the Consolidated Financial Statements includes information related to the contractual interest rates and fair value of the individual borrowings. In 2001, the company entered into interest rate swap agreements for interest rate risk exposure management purposes. The company accounts for its interest rate swap agreements as fair value hedges. The fair value of the swaps at December 30, 2001 was $9.6 million. There was no ineffectiveness associated with the swaps during fiscal year 2001. The company does not trade or engage in hedging for investment purposes. A hypothetical 10% increase in interest rates would increase interest expense associated with both fixed- and variable-rate borrowings by approximately $8.2 million. This hypothetical interest rate change would also decrease the fair value of the fixed debt by $95.2 million.

Newsprint - The company, excluding Detroit, consumed approximately 661,000 metric tons of newsprint in 2001. This represents 15.4% of the company's 2001 total operating expenses. Under the caption "Newsprint" on page 2, the company has included information on its suppliers, the long-term purchase agreements used to manage the related risk of price increases, and natural hedges the company has in place through its investment in newsprint mills.

Collective Bargaining Agreements - About 37% of the company's more than 19,000 full-time equivalent employees are represented by approximately 70 local unions and work under multiyear collective bargaining agreements. These agreements are typically renegotiated in the years in which they expire.

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

Item 8. Financial Statements and Supplementary Data

Selected quarterly financial data is presented in Note 8 to the Consolidated Financial Statements. Schedule II - Valuations and Qualifying Accounts is included in Item 14 of this report and incorporated herein by reference.

Consolidated Balance Sheet (In thousands, except share data)

---------------------------------------------------------------------------------------- ------------------- ------------------
                                                                                             December 30,        December 31,
                                                                                                     2001                2000
---------------------------------------------------------------------------------------- ------------------- ------------------
ASSETS


Current Assets
     Cash, including short-term cash investments of $1 in 2001 and $7,001 in 2000             $    37,287         $    41,661
     Accounts receivable, net of allowances of $23,811 in 2001 and $20,238 in 2000                391,788             416,498
     Inventories                                                                                   43,240              52,786
     Prepaids                                                                                      35,464              30,767
     Other current assets                                                                          27,792              34,382
---------------------------------------------------------------------------------------- ------------------- ------------------
         Total Current Assets                                                                     535,571             576,094
---------------------------------------------------------------------------------------- ------------------- ------------------


Investments and Other Assets
     Equity in unconsolidated companies and joint ventures                                        393,777             304,486
     Other                                                                                        215,325             202,951
---------------------------------------------------------------------------------------- ------------------- ------------------
         Total Investments and Other Assets                                                       609,102             507,437
---------------------------------------------------------------------------------------- ------------------- ------------------


Property, Plant and Equipment
     Land and improvements                                                                         99,605              96,925
     Buildings and improvements                                                                   492,576             460,770
     Equipment                                                                                  1,301,826           1,265,866
     Construction and equipment installations in progress                                          43,772              57,694
---------------------------------------------------------------------------------------- ------------------- ------------------
                                                                                                1,937,779           1,881,255
     Less accumulated depreciation                                                               (922,453)           (841,812)
---------------------------------------------------------------------------------------- ------------------- ------------------
         Net Property, Plant and Equipment                                                      1,015,326           1,039,443
---------------------------------------------------------------------------------------- ------------------- ------------------


Goodwill and Other Identified Intangible Assets
     Less accumulated amortization of $464,091 in 2001 and $396,307 in 2000                     2,053,377           2,120,552
---------------------------------------------------------------------------------------- ------------------- ------------------
         Total                                                                                $ 4,213,376         $ 4,243,526
======================================================================================== =================== ==================

See "Notes to Consolidated Financial Statements."

---------------------------------------------------------------------------------------- ------------------- ------------------
                                                                                             December 30,       December 31,
                                                                                                     2001               2000
---------------------------------------------------------------------------------------- ------------------- ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities
     Accounts payable                                                                         $   110,333         $   121,300
     Accrued expenses and other liabilities                                                       112,946             101,660
     Accrued compensation and amounts withheld from employees                                     107,842             114,810
     Federal and state income taxes                                                                30,844              16,928
     Deferred revenue                                                                              77,368              73,300
     Short-term borrowings and current portion of long-term debt                                   40,699              80,362
---------------------------------------------------------------------------------------- ------------------- ------------------
         Total Current Liabilities                                                                480,032             508,360
---------------------------------------------------------------------------------------- ------------------- ------------------

Noncurrent Liabilities
     Long-term debt                                                                             1,573,255           1,591,910
     Deferred federal and state income taxes                                                      255,266             269,702
     Postretirement benefits other than pensions                                                  136,134             137,791
     Employment benefits and other noncurrent liabilities                                         207,081             191,847
---------------------------------------------------------------------------------------- ------------------- ------------------
         Total Noncurrent Liabilities                                                           2,171,736           2,191,250
---------------------------------------------------------------------------------------- ------------------- ------------------

Minority Interests in Consolidated Subsidiaries                                                     1,320               2,446

Commitments and Contingencies (Note 11)

Shareholders' Equity
     Preferred stock, $1.00 par value; shares authorized - 20,000,000;                                                  1,111
         shares issued - 0 in 2001 and 1,110,500 in 2000
     Common stock, $.02 1/12 par value; shares authorized - 250,000,000;                            1,750               1,542
         shares issued - 84,012,749 in 2001 and 74,036,046 in 2000
     Additional capital                                                                           984,830             919,582
     Retained earnings                                                                            575,649             622,801
     Accumulated other comprehensive loss                                                                              (1,301)
     Treasury stock, at cost; 34,757 shares in 2001 and 41,009 shares in 2000                      (1,941)             (2,265)
---------------------------------------------------------------------------------------- ------------------- ------------------
         Total Shareholders' Equity                                                             1,560,288           1,541,470
---------------------------------------------------------------------------------------- ------------------- ------------------
         Total                                                                                $ 4,213,376         $ 4,243,526
======================================================================================== =================== ==================

See "Notes to Consolidated Financial Statements."

CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)

----------------------------------------------------------------- ----------------- ---------------- -----------------
Year Ended                                                         December 30,      December 31,     December 26,
                                                                           2001              2000             1999
----------------------------------------------------------------- ----------------- ---------------- -----------------
Operating Revenue
     Advertising
         Retail                                                     $ 1,073,789       $ 1,104,766      $ 1,065,970
         General                                                        297,033           336,613          289,894
         Classified                                                     883,600         1,066,457          997,656
----------------------------------------------------------------- ----------------- ---------------- -----------------
              Total                                                   2,254,422         2,507,836        2,353,520
     Circulation                                                        512,309           523,856          525,686
     Other                                                              133,478           180,075          154,569
----------------------------------------------------------------- ----------------- ---------------- -----------------
              Total Operating Revenue                                 2,900,209         3,211,767        3,033,775
================================================================= ================= ================ =================

Operating Costs
     Labor and employee benefits                                      1,177,554         1,220,221        1,152,432
     Newsprint, ink and supplements                                     440,782           460,463          437,054
     Other operating costs                                              635,545           674,714          639,924
     Depreciation and amortization                                      184,573           187,597          182,943
----------------------------------------------------------------- ----------------- ---------------- -----------------
         Total Operating Costs                                        2,438,454         2,542,995        2,412,353
----------------------------------------------------------------- ----------------- ---------------- -----------------
Operating Income                                                        461,755           668,772          621,422
----------------------------------------------------------------- ----------------- ---------------- -----------------

Other Income (Expense)
     Interest expense                                                  (100,833)         (116,652)         (97,444)
     Interest expense capitalized                                         1,961             2,230            5,197
     Interest income                                                        938             1,553            2,425
     Equity in earnings (losses) of unconsolidated companies
         and joint ventures                                             (16,095)           (8,506)          12,571
     Minority interests in losses of consolidated subsidiaries           (9,675)          (12,814)         (11,984)
     Other, net                                                         (30,652)           (9,293)          35,828
----------------------------------------------------------------- ----------------- ---------------- -----------------
         Total                                                         (154,356)         (143,482)         (53,407)
----------------------------------------------------------------- ----------------- ---------------- -----------------
Income before income taxes                                              307,399           525,290          568,015
Income taxes                                                            122,575           210,927          228,076
----------------------------------------------------------------- ----------------- ---------------- -----------------
         Net Income                                                 $   184,824       $   314,363      $   339,939
================================================================= ================= ================ =================

Earnings Per Share
     Basic                                                                $2.33             $4.02            $4.07
     Diluted                                                              $2.16             $3.53            $3.49

Average Shares Outstanding (000s)
     Basic                                                               76,074            75,370           80,025
     Diluted                                                             85,694            89,105           97,460
----------------------------------------------------------------- ----------------- ---------------- -----------------

See "Notes to Consolidated Financial Statements."

CONSOLIDATED STATEMENT OF CASH FLOWS  (In thousands of dollars)

------------------------------------------------------------------------- ---------------- --------------- ----------------
Year Ended                                                                 December 30,     December 31,    December 26,
                                                                                   2001             2000            1999
------------------------------------------------------------------------- ---------------- --------------- ----------------
Cash Provided by Operating Activities
   Net income                                                                 $ 184,824        $ 314,363       $ 339,939
       Noncash items deducted from (included in) income:
           Depreciation                                                         111,717          111,124         101,444
           Amortization of goodwill                                              67,784           68,567          67,503
           Amortization of other assets                                           5,072            7,906          13,996
           Losses (gains) on sales, exchange and write-down of
             investments                                                         30,191           19,401         (37,655)
           Benefit for deferred taxes                                            (8,414)          (8,759)         (1,895)
           Provision for bad debts                                               31,958           27,070          24,440
           Distributions in excess of earnings from investees                    32,519            1,505           2,506
           Minority interests in earnings of consolidated subsidiaries            9,675           12,814          11,984
           Other items, net                                                       1,929           15,200           7,913
   Change in certain assets and liabilities:
       Accounts receivable                                                       (7,248)         (20,767)        (64,221)
       Inventories                                                                9,126          (13,548)         19,871
       Other assets                                                             (10,353)         (97,390)        (22,452)
       Accounts payable                                                         (11,189)         (21,160)        (22,098)
       Federal and state income taxes                                            15,969            3,976          16,176
       Other liabilities                                                         17,983           (3,062)         48,253
------------------------------------------------------------------------- ---------------- --------------- ----------------
           Net Cash Provided by Operating Activities                            481,543          417,240         505,704
------------------------------------------------------------------------- ---------------- --------------- ----------------

Cash Required for Investing Activities
   Proceeds from sales of investments                                            21,038           35,058         119,810
   Proceeds from sale of building                                                                 15,694
   Acquisition of businesses                                                   (135,827)        (194,476)        (38,403)
   Other investments                                                                                             (38,227)
   Additions to property and equipment                                          (94,587)        (107,956)        (92,563)
   Other items, net                                                                 311           23,685          33,205
------------------------------------------------------------------------- ---------------- --------------- ----------------
           Net Cash Required for Investing Activities                          (209,065)        (227,995)        (16,178)
------------------------------------------------------------------------- ---------------- --------------- ----------------

Cash Required for Financing Activities
   Net increase (decrease) in debt, net of unamortized discount                (316,675)         367,557        (483,737)
   Proceeds from issuance of long-term debt                                     297,107                          296,446
   Repayment of long-term debt                                                  (40,000)         (40,000)        (40,000)
   Payment of cash dividends                                                    (84,198)         (81,002)        (85,526)
   Issuance of common stock to employees and directors                           76,742           29,867          50,335
   Purchase of treasury stock                                                  (171,795)        (464,835)       (210,141)
   Other items, net                                                             (38,033)           6,745          (9,655)
------------------------------------------------------------------------- ---------------- --------------- ----------------
           Net Cash Required for Financing Activities                          (276,852)        (181,668)       (482,278)
------------------------------------------------------------------------- ---------------- --------------- ----------------
                Net Increase (Decrease) in Cash                                  (4,374)           7,577           7,248
Cash and short-term cash investments at beginning of year                        41,661           34,084          26,836
------------------------------------------------------------------------- ---------------- --------------- ----------------
Cash and short-term cash investments at end of year                           $  37,287        $  41,661       $  34,084
========================================================================= ================ =============== ================

Supplemental Cash Flow Information
   Noncash investing activities
       Securities received on the sale of investees                           $       -        $ 195,624       $       -
       Write-down of Internet-related investments                                               (167,827)
       Unrealized gains (net of tax) on investments available for sale                           109,442          23,346
   Noncash financing activities
       Conversion of preferred stock held by Disney to common stock
           Preferred stock                                                       (1,111)            (263)           (381)
           Additional capital                                                  (416,530)         (98,872)       (142,842)
   Issuance of common stock upon conversion of preferred stock
           Common stock                                                             231               55              79
           Additional capital                                                   417,410           99,080         143,144
------------------------------------------------------------------------- ---------------- --------------- ----------------

See "Notes to Consolidated Financial Statements."

Consolidated Statement of Shareholders' Equity
(In thousands of dollars, except share data)

----------------------------------------------------------------- ----------------- ---------------- -----------------


                                                                        Preferred            Common         Treasury
                                                                           Shares            Shares           Shares
----------------------------------------------------------------- ----------------- ---------------- -----------------
Balance at December 27, 1998                                            1,754,930        78,374,195          (46,667)
     Issuance of common shares under stock option plan                                      840,375
     Issuance of common shares under stock purchase plan                                    336,001
     Conversion of preferred shares                                      (380,830)        3,808,300
     Issuance of treasury shares to nonemployee directors                                                      4,157
     Purchase of treasury shares                                                                          (3,704,378)
     Retirement of treasury shares                                                       (3,704,378)       3,704,378
     Tax benefits arising from employee stock plans
     Comprehensive income:
         Net income
         Change in unrealized gains on securities available
              for sale, net of tax of $15,564
         Comprehensive income
     Cash dividends declared
----------------------------------------------------------------- ----------------- ---------------- -----------------

Balance at December 26, 1999                                            1,374,100        79,654,493          (42,510)
     Issuance of common shares under stock option plan                                      447,453
     Issuance of common shares under stock purchase plan                                    344,800
     Conversion of preferred shares                                      (263,600)        2,636,000
     Issuance of treasury shares to nonemployee directors                                                      3,696
     Purchase of treasury shares                                                                          (9,048,895)
     Retirement of treasury shares                                                       (9,046,700)       9,046,700
     Tax benefits arising from employee stock plans
     Comprehensive income:
         Net income
         Change in unrealized losses on securities available
              for sale, net of tax of $28,923
         Comprehensive income
     Cash dividends declared
----------------------------------------------------------------- ----------------- ---------------- -----------------

Balance at December 31, 2000                                            1,110,500        74,036,046          (41,009)
     Issuance of common shares under stock option plan                                    1,603,450
     Issuance of common shares under stock purchase plan                                    264,015
     Conversion of preferred shares                                    (1,110,500)       11,105,000
     Issuance of treasury shares to nonemployee directors                                                      4,057
     Purchase of treasury shares                                                                          (2,993,567)
     Retirement of treasury shares                                                       (2,995,762)       2,995,762
     Tax benefits arising from employee stock plans
     Comprehensive income:
         Net income
         Change in unrealized losses on securities available
              for sale, net of tax of $868
         Comprehensive income
     Cash dividends declared
----------------------------------------------------------------- ----------------- ---------------- -----------------
Balance at December 30, 2001                                                    -        84,012,749          (34,757)
================================================================= ================= ================ =================

(Table Continued)

----------------------------------------------------------------- -------------- -------------- -------------- --------------


                                                                     Preferred         Common     Additional       Retained
                                                                         Stock          Stock        Capital       Earnings
----------------------------------------------------------------- -------------- -------------- -------------- --------------
Balance at December 27, 1998                                           $ 1,755        $ 1,633      $ 908,078      $ 735,132
     Issuance of common shares under stock option plan                                     17         25,893
     Issuance of common shares under stock purchase plan                                    7         14,996
     Conversion of preferred shares                                       (381)            79            302
     Issuance of treasury shares to nonemployee directors
     Purchase of treasury shares
     Retirement of treasury shares                                                        (77)       (19,490)      (190,574)
     Tax benefits arising from employee stock plans                                                    9,190
     Comprehensive income:
         Net income                                                                                                 339,939
         Change in unrealized gains on securities available
              for sale, net of tax of $15,564
         Comprehensive income
     Cash dividends declared                                                                                        (85,526)
----------------------------------------------------------------- -------------- -------------- -------------- --------------

Balance at December 26, 1999                                           $ 1,374        $ 1,659      $ 938,969      $ 798,971
     Issuance of common shares under stock option plan                                      9         14,672
     Issuance of common shares under stock purchase plan                                    7         14,991
     Conversion of preferred shares                                       (263)            55            208
     Issuance of treasury shares to nonemployee directors                                                (18)
     Purchase of treasury shares
     Retirement of treasury shares                                                       (188)       (53,345)      (409,531)
     Tax benefits arising from employee stock plans                                                    4,105
     Comprehensive income:
         Net income                                                                                                 314,363
         Change in unrealized losses on securities available
              for sale, net of tax of $28,923
         Comprehensive income
     Cash dividends declared                                                                                        (81,002)
----------------------------------------------------------------- -------------- -------------- -------------- --------------

Balance at December 31, 2000                                           $ 1,111        $ 1,542      $ 919,582      $ 622,801
     Issuance of common shares under stock option plan                                     33         63,294
     Issuance of common shares under stock purchase plan                                    6         13,179
     Conversion of preferred shares                                     (1,111)           231            880
     Issuance of treasury shares to nonemployee directors                                                  4
     Purchase of treasury shares
     Retirement of treasury shares                                                        (62)       (24,053)      (147,778)
     Tax benefits arising from employee stock plans                                                   11,944
     Comprehensive income:
         Net income                                                                                                 184,824
         Change in unrealized losses on securities available
              for sale, net of tax of $868
         Comprehensive income
     Cash dividends declared                                                                                        (84,198)
----------------------------------------------------------------- -------------- -------------- -------------- --------------
Balance at December 30, 2001                                           $     -        $ 1,750      $ 984,830      $ 575,649
================================================================= ============== ============== ============== ==============

(Table Continued)

----------------------------------------------------------------- ------------------ ---------------- ----------------
                                                                       Accumulated
                                                                             Other
                                                                     Comprehensive        Treasury
                                                                     Income (Loss)           Stock            Total
----------------------------------------------------------------- ------------------ ---------------- ----------------
Balance at December 27, 1998                                             $ 18,738        $  (2,605)     $ 1,662,731
     Issuance of common shares under stock option plan                                                       25,910
     Issuance of common shares under stock purchase plan                                                     15,003
     Conversion of preferred shares
     Issuance of treasury shares to nonemployee directors                                      232              232
     Purchase of treasury shares                                                          (210,141)        (210,141)
     Retirement of treasury shares                                                         210,141
     Tax benefits arising from employee stock plans                                                           9,190
     Comprehensive income:
         Net income                                                                                         339,939
         Change in unrealized gains on securities available
              for sale, net of tax of $15,564                              23,346                            23,346
                                                                                                        -----------
         Comprehensive income                                                                               363,285
                                                                                                        -----------
     Cash dividends declared                                                                                (85,526)
----------------------------------------------------------------- ------------------ ---------------- ----------------

Balance at December 26, 1999                                             $ 42,084        $  (2,373)     $ 1,780,684
     Issuance of common shares under stock option plan                                                       14,681
     Issuance of common shares under stock purchase plan                                                     14,998
     Conversion of preferred shares
     Issuance of treasury shares to nonemployee directors                                      206              188
     Purchase of treasury shares                                                          (464,835)        (464,835)
     Retirement of treasury shares                                                         464,737            1,673
     Tax benefits arising from employee stock plans                                                           4,105
     Comprehensive income:
         Net income                                                                                         314,363
         Change in unrealized losses on securities available
              for sale, net of tax of $28,923                             (43,385)                          (43,385)
                                                                                                        ------------
         Comprehensive income                                                                               270,978
                                                                                                        ------------
     Cash dividends declared                                                                                (81,002)
----------------------------------------------------------------- ------------------ ---------------- ----------------

Balance at December 31, 2000                                             $ (1,301)       $  (2,265)     $ 1,541,470
     Issuance of common shares under stock option plan                                                       63,327
     Issuance of common shares under stock purchase plan                                                     13,185
     Conversion of preferred shares
     Issuance of treasury shares to nonemployee directors                                      226              230
     Purchase of treasury shares                                                          (171,795)        (171,795)
     Retirement of treasury shares                                                         171,893
     Tax benefits arising from employee stock plans                                                          11,944
     Comprehensive income:
         Net income                                                                                         184,824
         Change in unrealized losses on securities available
              for sale, net of tax of $868                                  1,301                             1,301
                                                                                                        -----------
         Comprehensive income                                                                               186,125
                                                                                                        -----------
     Cash dividends declared                                                                                (84,198)
----------------------------------------------------------------- ------------------ ---------------- ----------------
Balance at December 30, 2001                                             $      -        $  (1,941)     $ 1,560,288
================================================================= ================== ================ ================

See "Notes to Consolidated Financial Statements."

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

The company reports on a fiscal year ending on the last Sunday in the calendar year. Results are for the 52 weeks ended December 30, 2001, the 53 weeks ended December 31, 2000, and the 52 weeks ended December 26, 1999, respectively.

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

The company owns a 50% equity interest in Detroit Newspapers (DN), a joint operating agency between Detroit Free Press, Inc., a wholly-owned subsidiary of Knight Ridder, and The Detroit News, Inc., a wholly owned subsidiary of Gannett Co., Inc. In 1989, business operations of the Detroit Free Press and The Detroit News were transferred to DN under a joint operating agreement that expires in 2089. The company shows its share of revenue and expenses as a net amount in the "Other revenue" line.

Investments in entities in which Knight Ridder has an equity interest of at least 20% but not more than 50% are accounted for under the equity method. The company records its share of earnings as income and increases the investment by the equivalent amount. Dividends and losses are recorded as a reduction in the investment.

The investment caption "Equity in unconsolidated companies and joint ventures" in the Consolidated Balance Sheet represents the company's equity in the net assets of DN; Seattle Times Company and subsidiaries; Newspapers First, a company responsible for the sales and servicing of general, retail and classified advertising accounts for a group of newspapers; SP Newsprint Co. and Ponderay Newsprint Company, two newsprint mill partnerships; InfiNet Company, a joint venture that provides Web-hosting services; Career Holdings, Inc., a company in the business of providing recruitment services through the Internet via its wholly-owned subsidiaries, CareerBuilder, Inc. and Headhunter.net; Classified Ventures, Inc., an online classified listings service; and Newscom, a company that provides online access to news wires, features, graphics and photographic content to the media.

The company owns 49.5% of the voting common stock and 65% of the nonvoting common stock of the Seattle Times Company; 31.1% of the voting stock of Newspapers First; a 48.1% equity share of Career Holdings, Inc.; a 19.2% equity interest in Classified Ventures; a 50% equity interest in Newscom; a 13.5% equity interest in Ponderay Newsprint Company; and 33.3% of the voting stock of InfiNet Company. It is a one-third partner in the SP Newsprint Co.

The company owns a 55% equity interest in Fort Wayne Newspapers, Inc., and consolidates 100% of its revenues and expenses. The minority shareholders' interest in the net income of this subsidiary has been reflected as an expense in the Consolidated Statement of Income in the caption "Minority interests in losses of consolidated subsidiaries." Also included in this caption is a contractual minority interest resulting from a joint operating agreement that runs through 2021 between The Miami Herald Publishing Co. and Cox Newspapers, Inc., covering the publication of The Herald and of The Miami News, which ceased publication in 1988. The related effects are included in the Consolidated Balance Sheet caption "Minority Interests in Consolidated Subsidiaries."

"Cash, including short-term cash investments" includes currency and checks on hand, demand deposits at commercial banks, overnight repurchase agreements of government securities and investment-grade commercial paper. Cash and short-term investments are recorded at cost. Due to the short-term nature of marketable securities, cost approximates market value.

Most of the company's "Accounts receivable" is from advertisers, newspaper subscribers and information users. Credit is extended based on the evaluation of the customer's financial condition, and generally collateral is not required. Credit losses are provided for in the financial statements and are written off to a reserve account at the time they are deemed uncollectible. The company uses a combination of the percentage of sales and the aging of accounts receivable to establish reserves for losses on accounts receivable. Credit losses have historically been within management's expectations.

"Inventories" are priced at the lower of cost (first-in, first-out FIFO method) or market value. Most of the inventory is newsprint, ink and other supplies used in printing newspapers. Newsprint inventory varies from approximately a 30-day to a 45-day supply, depending on availability and market conditions. Damaged newsprint is generally returned to the manufacturer or supplier within 30 days for full credit. Obsolete inventory is generally not a factor. The price of newsprint has varied significantly over the past three years; however, the company is able to mitigate price volatility through its newsprint mill investments.

"Other assets" includes investments in companies in which Knight Ridder owns less than a 20% interest. These investments are reviewed for appropriate classification at the time of purchase and re-evaluated as of each balance sheet date. Investments available for sale are carried on the balance sheet at fair market value, with the unrealized gains/losses (net of tax) reported as "Accumulated other comprehensive loss," a separate component of shareholders' equity. Upon the sale of an investment, the gain/loss is calculated based on the original cost less the proceeds from the sale. Investments are classified as "held to maturity" when the company has the positive intent and ability to hold the investment to maturity.

"Property, Plant and Equipment" is recorded at cost, and the provision for depreciation for financial statement purposes is computed principally by the straight-line method over the estimated useful lives of the assets as follows:

------------------------------------------ ------------------------------
                                           Depreciation or
Type of Asset                              Amortization Period
------------------------------------------ ------------------------------
Buildings and improvements                 10 to 40 years
Machinery, equipment and fixtures          Three to 25 years
Automobile and trucks                      Three to eight years
Software                                   Three to seven years, not to
                                           exceed the remaining useful
                                           life of the related hardware
------------------------------------------ ------------------------------

The company capitalizes interest costs as part of the cost of constructing major facilities and equipment. Expenditures for maintenance, repairs and minor renewals are charged to expense as incurred.

"Goodwill and Other Identified Intangible Assets" includes the unamortized excess of cost over the fair market value on the purchase of at least a 50% interest in a company's net tangible and intangible assets. The goodwill is amortized over a 40-year period on a straight-line basis, unless management concludes that a shorter term is more appropriate. Identified acquired intangibles of approximately $400 million consisting of trademarks, subscriber and advertiser lists, and mastheads are amortized on a straight-line basis over periods ranging from five to forty years, with a weighted-average life of 25.7 years. If, in the opinion of management, an impairment in value occurs, any additional write-down of assets will be charged to expense. Management uses the undiscounted cash flow method to determine impairment. See also Recent Accounting Pronouncements on page 33.

"Deferred revenue" arises as a normal part of business from advance subscription payments for newspapers. Revenue is recognized in the period in which it is earned.

"Short-term borrowings and current portion of long-term debt" includes the carrying amounts of commercial paper and other short-term borrowings with original maturities of less than one year that management does not intend to refinance, and the portion of long-term debt payable within 12 months. The carrying amounts of short-term borrowings approximate fair value. "Long-term debt" represents the carrying amounts of debentures, notes payable, other indebtedness with maturities longer than one year and commercial paper backed by a revolving credit and term loan agreement that management intends to refinance at maturity. Fair values, disclosed in Note 3, are estimated using the discounted cash flow analysis based on the company's current incremental borrowing rates for similar types of borrowing arrangements.

In accordance with the Statement of Financial Accounting Standards (FAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the company reviews long-lived assets and related intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. To date, no such impairment has been indicated. If this review indicates that the carrying value of these assets would not be recoverable as measured based on estimated undiscounted cash flows over their remaining life, the carrying amount would be adjusted to fair value. The cash flow estimates used contain management's best estimates, using appropriate and customary assumptions and projections.

The company accounts for stock-based compensation plans in accordance with Accounting Principals Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and discloses the general and pro forma financial information required by FAS 123. See Note 6.

Under FAS 128, "Earnings Per Share (EPS)," "basic earnings per share" is computed by dividing net income attributable to common stock (net income less preferred stock dividends) by the weighted-average number of common shares outstanding. Net income attributable to common shares was $177.3 million in 2001, $303.0 million in 2000 and $325.7 million in 1999. "Diluted earnings per share" is computed by dividing net income by the weighted-average number of common and common equivalent shares outstanding. See Note 6.

The following table sets forth the calculation of basic and diluted weighted-average shares outstanding (in thousands).

----------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                              2001             2000              1999
----------------------------------------------------------------- ----------------- ---------------- -----------------
Basic weighted-average shares outstanding                                   76,074           75,370            80,025
Effect of dilutive securities:
         Assumed conversion of convertible preferred stock                   8,272           12,597            15,948
         Treasury stock effect of outstanding stock options                  1,348            1,138             1,487
----------------------------------------------------------------- ----------------- ---------------- -----------------
Diluted weighted-average shares outstanding                                 85,694           89,105            97,460
================================================================= ================= ================ =================

Under FAS 130, "Reporting Comprehensive Income," the company presents unrealized gains or losses on the company's available-for-sale securities as an element of "Accumulated other comprehensive income," a separate component of shareholders' equity. See Note 12.

The company is a newspaper company with products in print and online. It maintains operations and local management in the markets it serves, including the metropolitan areas of Philadelphia, Miami, San Jose, Kansas City, Fort Worth, Detroit and Charlotte. Revenue is earned through the sale of advertising and circulation and related activities. Newspapers are distributed in print through local distribution channels, as well as online through Knight Ridder Digital's Real Cities Network (see "Management's Discussion and Analysis of
Operations: Online Activities" on page 20).

Although not required to do so, the company has elected to report its online operations as a reportable business segment separate from its newspaper operations pursuant to FAS 131, "Disclosures About Segments of an Enterprise and Related Information". See Note 5.

The company has entered into interest rate swap agreements for interest rate risk exposure management purposes. In accordance with FAS 133, "Accounting for Derivative Instruments and Hedging Activities," the company accounts for its interest rate swap agreements as fair value hedges. The fair value of the swaps at December 30, 2001 was $9.6 million. There was no ineffectiveness associated with the swaps during fiscal year 2001. The company does not trade or engage in hedging for investment purposes. In certain circumstances, the company may use derivatives to hedge certain exposures.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements. In June 2001, FASB issued FAS 141, "Business Combinations" (FAS 141). This statement requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method of accounting. Use of the pooling-of-interests method is no longer permitted. The company will adopt FAS 141 in the first quarter of 2002. The issuance of FAS 141 has no impact on the company's consolidated financial statements.

In June 2001, FASB issued FAS 142, "Goodwill and Other Intangible Assets" (FAS
142). This statement continues to require recognition of goodwill as an asset, but amortization of goodwill as currently required by APB Opinion No. 17, "Intangible Assets," is no longer permitted. In lieu of amortization, goodwill must be tested for impairment using a fair-value-based approach. This impairment test requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss should be recognized in an amount equal to the difference. The company is currently assessing the impact that this new pronouncement will have on the recorded amounts of goodwill and other intangibles; however, the adoption of FAS 142 is not expected to have a material impact on the company's consolidated financial statements. Amortization of goodwill and other intangibles totaled $72,855,000, $76,473,000 and $81,499,000, respectively, for the fiscal years ended in 2001, 2000 and 1999. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $55 million ($.65 per diluted share) per year. FAS 142 must be implemented for fiscal years beginning after December 15, 2001. The company expects to implement FAS 142 in the first quarter of fiscal 2002.

Under the transition provisions of FAS 142, goodwill acquired after June 30, 2001 is subject to the nonamortization provisions of the statement and therefore no amortization of goodwill has been recorded for the year ended December 30, 2001 relating to the acquisition of Headhunter.net.

In October 2001, FASB issued FAS 144, "Impairment on Disposal of Long-Lived Assets" (FAS 144). Under the new rules, the criteria required for classifying an asset as held for sale have been significantly changed. Assets held for sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. In addition, more dispositions will qualify for discontinued operations treatment in the statement of operations. FAS 144 is required to be implemented for fiscal years beginning after December 15, 2001. The company is evaluating the impact of FAS 144; however, the adoption of FAS 144 is not expected to have a material impact on the company's consolidated financial statements.


Note 2. Income Taxes

The company's income tax expense is determined under the provisions of FAS 109, "Accounting for Income Taxes," which requires the use of the liability method in adjusting previously deferred taxes for changes in tax rates. Substantially all of the company's earnings are subject to domestic taxation. No material foreign income taxes have been imposed on reported earnings.

Federal, state and local income taxes (benefits) consist of the following (in thousands):

-------------------------------- -------------------------- ------------------------- -------------------------
                                           2001                       2000                      1999
                                 -------------------------- ------------------------- -------------------------
                                    Current      Deferred      Current     Deferred      Current     Deferred
-------------------------------- ------------- ------------ ------------ ------------ ------------ ------------
Federal income taxes              $ 113,810      $ (6,306)   $ 191,635     $ (3,241)   $ 203,101     $ (6,447)
State and local income taxes         17,179        (2,108)      28,051       (5,518)      26,870        4,552
-------------------------------- ------------- ------------ ------------ ------------ ------------ ------------
         Total                    $ 130,989      $ (8,414)   $ 219,686     $ (8,759)   $ 229,971     $ (1,895)
================================ ============= ============ ============ ============ ============ ============

Cash payments of income taxes for the years 2001, 2000 and 1999 were $112.6 million, $209.9 million and $213.1 million, respectively.

The differences between income tax expense for continuing operations shown in the financial statements and the amounts determined by applying the federal statutory rate of 35% in each year are as follows (in thousands):

--------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                        2001              2000             1999
--------------------------------------------------------------- ----------------- ---------------- -----------------
Federal statutory income tax                                       $ 107,590         $ 183,851        $ 198,805
State and local income taxes, net of federal benefit                   9,796            14,664           20,425
Statutory rate applied to nondeductible amortization of the
         excess of cost over net assets acquired                      14,903            15,058           15,016
Tax settlements and other, net                                        (9,714)           (2,646)          (6,170)
--------------------------------------------------------------- ----------------- ---------------- -----------------
         Total                                                     $ 122,575         $ 210,927        $ 228,076
=============================================================== ================= ================ =================

The deferred tax asset and liability at the fiscal year end consist of the following components (in thousands):

--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                           2001             2000
--------------------------------------------------------------------------------- ---------------- -----------------
Deferred Tax Asset
         Postretirement benefits other than pensions (including amounts
                  related to partnerships in which the company participates)          $  78,624        $  80,812
         Accrued interest                                                                 8,248            8,885
         Compensation and benefit accruals                                                  727          (20,068)
         Other nondeductible accruals                                                    55,680           80,498
--------------------------------------------------------------------------------- ---------------- -----------------
                  Gross deferred tax asset                                            $ 143,279        $ 150,127
================================================================================= ================ =================

Deferred Tax Liability
         Depreciation and amortization                                                $ 352,754        $ 354,239
         Equity in partnerships and investees                                            13,004           36,806
         Unrealized loss in equity securities                                                 0             (867)
         Other                                                                           10,020               40
--------------------------------------------------------------------------------- ---------------- -----------------
                  Gross deferred tax liability                                          375,778          390,218
--------------------------------------------------------------------------------- ---------------- -----------------
                  Net deferred tax liability                                          $ 232,499        $ 240,091
================================================================================= ================ =================

The components of deferred taxes included in the Consolidated Balance Sheet are as follows (in thousands):

--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                           2001             2000
--------------------------------------------------------------------------------- ---------------- -----------------
Current asset                                                                        $   22,767       $   29,611
Noncurrent liability                                                                    255,266          269,702
--------------------------------------------------------------------------------- ---------------- -----------------
Net deferred tax liability                                                            $ 232,499        $ 240,091
================================================================================= ================ =================

Note 3. Debt

Debt consisted of the following (in thousands):

--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                      December 30       December 31
                                                                                             2001              2000
--------------------------------------------------------------------------------- ---------------- -----------------
Commercial paper due at various dates through March 27, 2002, at an effective interest rate of 4.62% as of December 30, 2001 and 6.55% as of December 31,
2000. Amounts are net of unamortized discounts of $735 in
2001 and $2,951 in 2000 (a)                                                           $   527,148       $   843,027

Debentures due on April 15, 2009, bearing interest at 9.875%, net of
unamortized discount of $1,205 in 2001 and $1,370 in 2000                                 198,795           198,630

Debentures due on November 1, 2027, bearing interest at 7.15%, net of
unamortized discount of $5,073 in 2001 and $5,269 in 2000                                  94,927            94,731

Debentures due on March 15, 2029, bearing interest at 6.875%, net of
unamortized discount of $3,314 in 2001 and $3,436 in 2000                                 296,686           296,564

Notes payable, bearing interest at 8.5%, subject to mandatory pro rata amortization of 25% annually commencing September 1, 1998, through maturity on
September 1, 2001, net of unamortized discount of $0 in 2001
and $32 in 2000                                                                                              39,969

Notes payable due on November 1, 2007, bearing interest at 6.625%, net of
unamortized discount of $1,333 in 2001 and $1,562 in 2000                                  98,667            98,438

Notes payable due on June 1, 2011, bearing interest at 7.125%, net of
unamortized discount of $2,723 in 2001                                                    297,277

Senior notes payable due on December 15, 2005, bearing interest at 6.3%, net of
unamortized discount of $395 in 2001 and $495 in 2000                                      99,604            99,505

Notes payable, other                                                                          850             1,408
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                        1,613,954         1,672,272
Less amounts payable in one year                                                           40,699            80,362
--------------------------------------------------------------------------------- ---------------- -----------------
         Total long-term debt                                                         $ 1,573,255       $ 1,591,910
================================================================================= ================ =================

(a) Commercial paper is supported by $895 million revolving credit facility which matures on June 15, 2006. Interest payments during 2001 and 2000 were $118.4 million and $100.6 million, respectively.

The company guarantees 13.5% of the debt of Ponderay Newsprint Company, a newsprint mill investment. For the year ended December 30, 2001, and December 31, 2000, these guarantees totaled $17.2 million and $19.6 million, respectively.

The carrying amounts and fair values of debt as of December 30, 2001, are as follows (in thousands):

-------------------------------- ------------- --------------
                                     Carrying           Fair
                                       Amount          Value
-------------------------------- ------------- --------------
Commercial paper                    $ 527,148      $ 527,148
9.875% Debentures                     198,795        237,402
7.15% Debentures                       94,927         97,292
6.875% Debentures                     296,686        282,123
6.625% Notes payable                   98,667        101,925
7.125% Notes payable                  297,277        308,486
6.3% Senior notes payable              99,604        101,481
Notes payable, other                      850            850
-------------------------------- ------------- --------------
         Total                    $ 1,613,954    $ 1,656,707
================================ ============= ==============

The following table presents the approximate annual maturities of debt, net of discounts, for the years after 2001 (in thousands):

------------------------------ -------------
2002                             $   40,699
2003
2004
2005                                 99,604
2006                                487,299
2007 and thereafter                 986,352
------------------------------ -------------
         Total                   $1,613,954
============================== =============

Note 4. Unconsolidated Companies and Joint Ventures

Summary financial information for the company's unconsolidated companies and joint ventures that are accounted for under the equity method is as follows (in thousands):

--------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                         2001              2000             1999
--------------------------------------------------------------- ----------------- ---------------- -----------------
Current assets                                                    $   308,822       $   307,945      $   226,155
Property, plant and equipment and other assets                      1,769,702         1,627,313        1,458,029
Current liabilities                                                   235,452           192,030          199,114
Long-term debt and other noncurrent liabilities                       579,473           669,911          645,555
Net sales                                                           1,319,245         1,393,426        1,202,978
Gross profit                                                          168,219           103,469           31,116
Net income (loss)                                                      (4,584)            9,832           (2,026)
Company's share of:
         Net assets                                                   393,777           304,486          206,880
         Net income                                                   (16,095)           (8,506)          12,571
--------------------------------------------------------------- ----------------- ---------------- -----------------

In 1989, the Detroit Free Press and The Detroit News began operating under a joint operating agreement as Detroit Newspapers (DN). Balance sheet and net sales amounts for DN at December 30, 2001, December 31, 2000, and December 26, 1999, are included in the preceding table, and the net assets contributed to DN are included in "Equity in unconsolidated companies and joint ventures" in the Consolidated Balance Sheet. Excluding DN, net sales of the unconsolidated companies and joint ventures were $904.3 million in 2001, $936.8 million in 2000 and $740.5 million in 1999. Excluding DN, the company's investment in unconsolidated subsidiaries includes $393.8 million of net assets accumulated since the investment dates. Dividends and cash distributions received from unconsolidated companies and joint ventures (excluding DN) were $3.4 million in 2001, $9.5 million in 2000 and $10.8 million in 1999.

Note 5. Business Segments

Financial data for the company's segments are as follows (in thousands):

--------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                         2001              2000             1999
--------------------------------------------------------------- ----------------- ---------------- -----------------
Operating revenue
         Newspapers                                               $ 2,858,174       $ 3,168,219      $ 3,002,379
         Online                                                        42,035            43,548           31,396
--------------------------------------------------------------- ----------------- ---------------- -----------------
                  Total                                           $ 2,900,209       $ 3,211,767      $ 3,033,775
=============================================================== ================= ================ =================

Operating income (loss)
         Newspapers                                               $   520,100       $   742,554      $   683,322
         Online                                                       (31,502)          (46,021)         (24,041)
         Corporate                                                    (26,843)          (27,761)         (37,859)
--------------------------------------------------------------- ----------------- ---------------- -----------------
                  Total                                           $   461,755       $   668,772      $   621,422
=============================================================== ================= ================ =================

Depreciation and amortization
         Newspapers                                               $   176,029       $   179,278      $   176,340
         Online                                                         2,801             2,620            1,819
         Corporate                                                      5,743             5,699            4,784
--------------------------------------------------------------- ----------------- ---------------- -----------------
                  Total                                           $   184,573       $   187,597      $   182,943
=============================================================== ================= ================ =================

Note 6.  Capital Stock

The company has 20 million shares of preferred stock authorized and available for future issuance.

In 1997, the Board of Directors authorized 1,758,242 shares of Series B preferred stock, $1.00 par value per share, and issued 1,754,930 preferred shares in connection with the acquisition of four newspapers that were indirectly owned by The Walt Disney Company. Each share of Series B preferred stock was convertible into 10 shares of common stock. During 2000, 263,600 shares of preferred stock were converted into approximately 2.6 million common shares. During 2001, the remaining balance of 1,110,500 shares of preferred stock were converted into approximately 11.1 million common shares.

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

In 2001, 2000 and 1999, the Series B preferred stock, each share of which was convertible into 10 shares of common stock, and shares of common stock issuable upon exercise of stock options are included in the diluted earnings per share calculation, but excluded from the basic earnings per share calculation. The 2001, 2000 and 1999 diluted earnings per share calculations include 8,272,458, 12,596,170 and 15,947,916 weighted-average shares of Series B convertible preferred stock, respectively, and 1,347,968, 1,138,199 and 1,487,231 weighted-average shares of common stock issuable upon exercise of stock options, respectively.

The Employees Stock Purchase Plan provides for the sale of common stock to employees of the company and its subsidiaries at a price equal to 85% of the market value at the end of each purchase period. Participants under the plan received 264,015 shares in 2001, 344,800 shares in 2000 and 336,001 shares in 1999. The purchase price of shares issued in 2001 under this plan ranged from $46.86 to $51.29, and the market value on the purchase dates of such shares ranged from $55.13 to $60.35.

The Employee Stock Option Plan provides for the issuance of nonqualified stock options and incentive stock options. Options are issued at prices not less than fair market value at date of grant. Options granted vest in one year or three years from the date of grant. Options vesting over three years vest annually in three equal installments. Options expire no later than 10 years from the date of grant. The option plan provides for the discretionary grant of stock appreciation rights (SARs) in tandem with previously granted options, which allow a holder to receive in cash, stock or combinations thereof the difference between the exercise price and the fair market value of the stock at date of exercise. Shares of common stock relating to options outstanding under this plan are reserved at the date of grant.

Transactions under the Employee Stock Option Plan are summarized as follows:

---------------------------------- ----------------- -----------------------
                                                          Weighted-Average
                                       Number of            Exercise Price
                                          Shares                 Per Share
---------------------------------- ----------------- -----------------------
Outstanding
         December 27, 1998             6,616,038                    $39.74
         1999:    Exercised             (840,375)                    30.88
                  Expired                (24,907)                    43.38
                  Forfeited             (140,295)                    45.55
                  Granted              1,652,850                     57.82
Outstanding
         December 26, 1999             7,263,311                     44.75
         2000:    Exercised             (448,447)                    32.75
                  Expired                (26,849)                    55.45
                  Forfeited             (237,571)                    53.66
                  Granted              3,578,075                     54.64
Outstanding
         December 31, 2000            10,128,519                     48.59
         2001:    Exercised           (1,604,985)                    39.51
                  Expired                (99,867)                    54.83
                  Forfeited             (568,307)                    55.17
                  Granted              2,144,250                     61.57
Outstanding
         December 30, 2001             9,999,610                     52.39
---------------------------------- ----------------- -----------------------

The company also maintains a Compensation Plan for Nonemployee Directors. The purpose of the plan is to attract and retain the services of qualified individuals who are not employees of the company to serve as members of the Board of Directors. Part of the compensation plan includes the issuance of stock options. Options vest in three equal installments over a three-year period and expire no later than 10 years from the date of grant. In 1997, there were 200,000 shares authorized for issuance under the plan.. The expiration dates for these options are from December 16, 2007, to December 12, 2011.

Transactions under the Compensation Plan for Nonemployee Directors are summarized as follows:

---------------------------------- ----------------- -----------------------
                                                          Weighted-Average
                                       Number of            Exercise Price
                                          Shares                 Per Share
---------------------------------- ----------------- -----------------------
Outstanding
         December 27, 1998                48,000                    $50.68
         1999:    Exercised
                  Expired
                  Forfeited
                  Granted                 20,000                     57.97
Outstanding
         December 26, 1999                68,000                     52.82
         2000:    Exercised
                  Expired
                  Forfeited
                  Granted                 32,000                     54.81
Outstanding
         December 31, 2000               100,000                     53.46
         2001:    Exercised
                  Expired
                  Forfeited
                  Granted                 32,000                     62.25
Outstanding
         December 30, 2001               132,000                     55.59
---------------------------------- ----------------- -----------------------


The following table summarizes information about stock options outstanding under the Employee Stock Option Plan and the Compensation Plan for Nonemployee Directors at December 30, 2001:

--------------------------------------- ------------------------------------------------ ------------------------------
                                                          Outstanding                             Exercisable
--------------------------------------- ------------------------------------------------ ------------------------------
Stock Options Outstanding

--------------------------------------- -------------          Average          Average                        Average
Exercise Price Range                          Shares          Life (a)   Exercise Price        Shares   Exercise Price
--------------------------------------- ------------- ----------------- ---------------- ------------- ----------------
$24.56 - $33.47                              967,887               3.0          $ 29.27       967,887          $ 29.27
 39.31 -  49.63                            1,694,554               6.3            45.85     1,642,232            45.77
 50.00 -  54.48                            1,072,089               6.3            51.99       963,357            51.79
 54.81 -  54.81                            3,000,519               9.0            54.81     1,871,575            54.81
 56.33 -  58.88                            1,418,629               8.0            57.91       895,457            57.97
 58.91 -  62.45                            1,978,450               9.9            62.12            --             0.00
--------------------------------------- ------------- ----------------- ---------------- ------------- ----------------
         Total                            10,132,128               7.7          $ 52.44     6,340,508          $ 48.56
======================================= ============= ================= ================ ============= ================

(a)  Average contractual life remaining in years.

At year-end 2001, options with an average exercise price of $48.56 were exercisable on 6.3 million shares; at year-end 2000, options with an average exercise price of $48.64 were exercisable on 5.1 million shares.

The company maintains a Long-Term Incentive Plan. Under the plan, an executive's ability to receive a stock award is contingent upon and related directly to the total return received by shareholders on their investment (TSR) in the company's stock over a three-year period, compared to the return received by holders of stock in the other companies that comprise the S&P Publishing/Newspapers Index. The plan provides that none of the shares will vest unless the company's TSR is positive and at least equal to the median TSR of the other companies in the S&P Newspaper Index during this performance period. If these conditions are met, 15% of the shares will vest if the company's TSR is equal to the peer group median and 100% of the shares will vest if the company's TSR is at the 90th percentile or more of the peer TSR or higher.

The plan originally covered a three-year performance period from January 1, 1997, through December 31, 1999. The initial performance period ended on December 31, 1999, and no shares vested because the company did not meet the specified performance targets. The plan was extended for an additional three-year period beginning on January 1, 2000 and ending on December 31, 2002, with an initial grant of 342,012 restricted shares to participants. The grant of such shares are restricted, as the vesting of these shares is triggered upon the achievement of certain performance goals as described above. As of December 30, 2001, there were 359,974 shares included as contingently issuable. The company accrues compensation expense for the plan, based upon the average December closing price, over the performance period, when it is probable that performance goals will be met. Total compensation expense recognized in 2001 was approximately $12 million and the total accrual related to the plan is approximately $15 million, which is included in accrued compensation at December 30, 2001.

Proceeds from the issuance of shares under these plans are included in shareholders' equity and do not affect income.

Due to the financial upheaval in the Internet industry and other severe market conditions negatively affecting the company's wholly-owned subsidiary, Knight Ridder Digital, the company's compensation and corporate governance committee approved a program in 2001 to allow all Knight Ridder Digital optionholders to voluntarily surrender their options granted under the Knight Ridder Digital 2000 Stock Option Plan in exchange for a commitment by Knight Ridder Digital to grant in the future new options to purchase the same number of shares of Knight Ridder Digital common stock covered by the surrendered option at an exercise price based on the fair market value on the new date of grant. At the time the exchange program was approved, the value of the options originally granted in March 2000 (approximately $5.23) had declined to approximately $2.77 per share, and many options were underwater, i.e., the current fair market value of the shares underlying options were below the option exercise price.

In accordance with the program, the new grant could occur no earlier than six months and one day from the end of a specified waiting period during which an optionholder could elect to participate in the program. Vesting credit was accorded to the replacement options based on the actual vesting of the existing options earned as of the date of cancellation. During the period following the surrender and cancellation of the existing options and prior to the grant of new options, no options vested. In March 2001, the company's officers (in addition to most of the Knight Ridder Digital employees) surrendered for cancellation all existing options held by them. Replacement options were granted on October 3, 2001 at $1.18 per share, the fair market value of the underlying Knight Ridder Digital shares on the new date of grant.

At December 30, 2001, shares of the company's authorized but unissued common stock were reserved and available for issuance as follows:

-------------------------------------------- -----------------
                                                       Shares
-------------------------------------------- -----------------
Employee Stock Option Plan                          2,702,458
Employees Stock Purchase Plan                       1,088,202
Nonemployee Directors Plan                             68,000
-------------------------------------------- -----------------
         Total                                      3,858,660
============================================ =================

As required by FAS 123, pro forma information regarding net income and earnings per share has been determined as if the company had accounted for its stock options under the fair value method of that statement.

Disclosures required by FAS 123 are as follows (in dollars):

--------------------------------------------------------------- ----------------- ---------------- -----------------
Option value information (a)                                                2001             2000              1999
--------------------------------------------------------------- ----------------- ---------------- -----------------
Fair value per option (b)                                                $ 10.53          $ 11.29           $ 14.67
Valuation assumptions
     Expected option term (years)                                            3.0              4.0               5.6
     Expected volatility                                                   21.0%            20.0%             16.0%
     Expected dividend yield                                                1.6%             1.8%              1.5%
     Risk-free interest rate                                                4.3%             6.1%              6.2%
--------------------------------------------------------------- ----------------- ---------------- -----------------

(a)  Weighted averages of option grants during each period.
(b)  Estimated using Black-Scholes option pricing model.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. In addition, the 15% discount in market value under the Employees Stock Purchase Plan is treated as compensation expense for pro forma purposes. The company's 2001, 2000 and 1999 pro forma information follows (in thousands, except for earnings per share information):

--------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                            2001             2000              1999
--------------------------------------------------------------- ----------------- ---------------- -----------------
Pro forma net income                                                   $ 169,651        $ 288,408         $ 329,689
Pro forma basic earnings per share                                          2.13             3.68              3.94
Pro forma diluted earnings per share                                        1.98             3.24              3.38
--------------------------------------------------------------- ----------------- ---------------- -----------------

The pro forma effect on net income is not necessarily representative of the effect in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

Note 7. Work Force Reduction Program

Due to the slowing economy and the resulting decline in advertising revenue and increases in the price of newsprint expense, the company announced a work force reduction program in the second quarter of 2001 that affected the majority of its newspapers. The work force reduction plan eliminated approximately 1,600 positions through early retirement, voluntary and involuntary buyouts and attrition. As a result of this plan, the company incurred charges of $78.5 million related to employee severance costs and benefits during 2001. Substantially all of these charges were paid by December 30, 2001 and all target positions were eliminated. There was approximately $15 million remaining as a liability for the work force reduction plan as of December 30, 2001, the majority of which will be paid in the first half of 2002. The plan was recorded in accordance with the provisions of SEC Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges" and EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity."

Note 8. Related Party Transactions

The company has regular transactions in the normal course of business with CareerBuilder, Inc. (owned by Career Holdings, Inc.) and Classified Ventures, Inc. At December 30, 2001, the company owned 48.1% of Career Holdings and 19.2% of Classified Ventures. In 2001, the company recorded $2.8 million in sales related to CareerBuilder and $6.5 million to Classified Ventures. The company also had expenses related to services provided by CareerBuilder and Classified Ventures of $2.9 million and $5.1 million, respectively, for the year ended December 30, 2001.

Note 9. Acquisitions and Dispositions

In August 2000, Career Holdings, Inc., a company jointly controlled by Knight Ridder Digital and Tribune Co., acquired CareerBuilder, Inc., and CareerPath.com, Inc., respectively. In the Career-Builder acquisition, a wholly-owned subsidiary of Career Holdings made a tender offer for all of CareerBuilder's common stock at a price of $8 per share in cash. The tender offer, which began on July 25, 2000, and expired on August 21, 2000, was followed by the merger of the subsidiary into CareerBuilder on August 24, 2000. The CareerPath.com acquisition was accomplished by the merger of a wholly-owned subsidiary of Career Holdings into CareerPath.com on August 31, 2000. The total purchase price for the CareerBuilder and CareerPath.com acquisitions was approximately $250 million. The company, through Knight Ridder Digital, currently owns a 48.1% interest in Career Holdings, Inc.

In November 2001, Career Holdings, Inc. acquired Headhunter.net, an online recruitment and career development business, for $9.25 per share in cash, or approximately $217 million. The company's share was $108.5 million to fund this acquisition. Headhunter.net now operates as a wholly owned subsidiary of Career Holdings, Inc.

Note 10. Pension and Other Postretirement Benefit Plans

A summary of the components of net periodic benefit cost for the defined benefit plans and postretirement benefit plans (other benefits) is presented here, along with the total amounts charged to pension expense for multi-employer union defined benefit plans, defined contribution plans and other agreements (in thousands):

---------------------------------------------- ------------------------------------- ------------------------------------
                                                         Pension Benefits                      Other Benefits
                                               ------------------------------------- ------------------------------------
                                                     2001         2000         1999        2001        2000        1999
---------------------------------------------- ------------ ------------ ----------- ------------ ----------- -----------
Defined benefit plans:
         Service cost and plan expenses         $  69,297    $  42,324    $  36,340     $ 1,686     $ 1,271     $ 2,516
         Interest cost                             81,235       75,897       71,900       8,625       8,186       7,812
         Expected return on plan assets          (110,251)    (102,917)     (93,141)       (739)       (702)       (805)
         Recognized net actuarial (gain)
         loss                                     (11,954)     (10,508)       1,380       3,939        (519)        (48)
         Amortization of prior service cost         6,524        6,733        6,596      (4,104)     (4,104)     (4,103)
         Amortization of transition asset             227       (3,128)      (3,865)
---------------------------------------------- ------------ ------------ ----------- ------------ ----------- -----------
                  Net                              35,078        8,401       19,210       9,407       4,132       5,372
Multi-employer union plans                         11,500       11,218       10,860
Defined contribution plans                         11,789       12,534       11,741
Other                                               1,731        1,413        1,812
---------------------------------------------- ------------ ------------ ----------- ------------ ----------- -----------
         Net periodic benefit cost              $  60,098    $  33,566    $  43,623     $ 9,407     $ 4,132     $ 5,372
============================================== ============ ============ =========== ============ =========== ===========

Service cost in 2001 and 2000 included approximately $35.6 and $15.0 million, respectively, related to accelerating the retirement of certain employees under the work force reduction program.

Weighted-average assumptions used each year in accounting for defined benefit plans and postretirement benefits were:

---------------------------------------------- ------------------------------------- ------------------------------------
                                                         Pension Benefits                      Other Benefits
                                               ------------------------------------- ------------------------------------
                                                     2001         2000         1999        2001         2000        1999
---------------------------------------------- ------------ ------------ ----------- ------------ ----------- -----------
Discount rate as of year end                         7.5%         7.8%         7.8%        7.5%         7.8%        7.8%
Return on plan assets                                9.0          9.0          9.0         6.5          6.5         6.5
Rate of compensation increase                        4.1          4.3          3.5         4.5          4.5         3.5
Medical trend rate:
         Projected                                                                         5.5          5.5         6.0
         Reducing to this percentage
                  in 2002 and thereafter                                                   5.5          5.5         5.5
---------------------------------------------- ------------ ------------ ----------- ------------ ----------- -----------

The assumed health-care-cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health-care-cost trend rate would have the following effects:

---------------------------------------- ----------------------- --------------------
                                           One-Percentage-Point  One-Percentage-Point
                                                       Increase             Decrease
---------------------------------------- ----------------------- --------------------
Effect on total of service and
         interest cost components
         in 2001                                          $ 667              $ (667)
Effect on postretirement
         benefit obligation as of
         December 30, 2001                              $ 5,162            $ (4,492)
---------------------------------------- ----------------------- --------------------

The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheet for the company's benefit plans (excluding liabilities of Detroit Newspapers that are reported net in the Consolidated Balance Sheet under the caption "Equity in unconsolidated companies and joint ventures") (in thousands):

------------------------------------------ ------------------------------------------ ------------------------------------------
                                                       Pension Benefits                            Other Benefits
                                           ------------------------------------------ ------------------------------------------
                                                   2001          2000           1999          2001          2000          1999
------------------------------------------ ------------- -------------- ------------- ------------- ------------- --------------
Change in benefit obligation
Benefit obligation at beginning of year     $ 1,063,691   $   940,990    $ 1,020,113    $  121,995    $  120,819    $  121,229
Service cost                                     64,520        40,717         35,143         1,685         1,271         2,516
Interest cost                                    81,235        75,897         71,900         8,625         8,186         7,812
Plan participants' contributions                                                             1,428         1,297         1,102
Amendments                                          428         3,820          4,361
Actuarial loss (gain)                            14,583        54,912       (136,868)       14,239         3,272        (1,575)
Benefits paid                                   (99,604)      (52,645)       (53,659)      (14,351)      (12,850)      (10,265)
------------------------------------------ ------------- -------------- ------------- ------------- ------------- --------------
Benefit obligation at end of year           $ 1,124,853   $ 1,063,691    $   940,990    $  133,621    $  121,995    $  120,819
========================================== ============= ============== ============= ============= ============= ==============

Change in plan assets
Fair value of plan assets at beginning
         of year                            $ 1,197,963   $ 1,171,546    $ 1,090,569    $   11,803    $   11,623    $   12,701
Actual return on plan assets                    (24,954)       65,878        120,730           935         1,027           520
Company contributions                            24,598        15,573         15,570        11,077        10,706         7,565
Plan participants' contributions                                                             1,428         1,297         1,102
Benefits paid and administrative costs         (117,652)      (55,034)       (55,323)      (14,351)      (12,850)      (10,265)
------------------------------------------ ------------- -------------- ------------- ------------- ------------- --------------
Fair value of plan assets at end of year    $ 1,079,955   $ 1,197,963    $ 1,171,546    $   10,892    $   11,803    $   11,623
========================================== ============= ============== ============= ============= ============= ==============

Funded status of plan (underfunded)         $   (44,898)  $   134,272    $   230,556    $ (122,730)   $ (110,192)   $ (109,196)
Unrecognized net actuarial gain                  (4,222)     (177,783)      (273,818)       (5,976)      (16,292)      (19,758)
Unrecognized prior service cost                  31,598        43,369         40,693        (7,982)      (12,085)      (16,189)
Unrecognized transition obligation
         (asset)                                    (63)          306         (2,920)
------------------------------------------ ------------- -------------- ------------- ------------- ------------- --------------
Net prepaid (accrued) benefit cost          $   (17,585)  $       164    $    (5,489)   $ (136,688)   $ (138,569)   $ (145,143)
========================================== ============= ============== ============= ============= ============= ==============

Amounts recognized in the Consolidated Balance Sheet consist of:

--------------------------------------- ------------------------------------------ -----------------------------------------
                                                    Pension Benefits                            Other Benefits
                                        ------------- ------------- -------------- ------------- ------------- -------------
                                               2001          2000          1999           2001          2000          1999
--------------------------------------- ------------- ------------- -------------- ------------- ------------- -------------
Prepaid benefit cost                      $  63,428      $ 51,926      $ 44,263
Accrued benefit liability                   (81,013)      (51,762)      (49,752)    $ (136,688)   $ (138,569)   $ (145,143)
Additional minimum liability                 (7,852)       (9,282)
Intangible asset                              7,852         9,282
--------------------------------------- ------------- ------------- -------------- ------------- ------------- -------------
Net prepaid (accrued) benefit cost        $ (17,585)     $    164      $ (5,489)    $ (136,688)   $ (138,569)   $ (145,143)
======================================= ============= ============= ============== ============= ============= =============

Amounts applicable to the company's pension plans with accumulated benefit obligations in excess of plan assets are as follows:

---------------------------------------------------------------------------------- ------------- ------------- -------------
                                                                                           2001          2000          1999
---------------------------------------------------------------------------------- ------------- ------------- -------------
Projected benefit obligation                                                           $ 94,074     $ 122,878      $ 37,666
---------------------------------------------------------------------------------- ------------- ------------- -------------
Accumulated benefit obligation                                                           78,129       106,057        26,462
Fair value of plan assets                                                                42,840        79,552
---------------------------------------------------------------------------------- ------------- ------------- -------------
Unfunded accumulated benefit obligation                                                $ 35,289     $  26,505      $ 26,462
================================================================================== ============= ============= =============

Of the plans whose accumulated benefit obligations exceed plan assets, the amounts applicable to qualified plans are as follows (none in 1999):

---------------------------------------------------------------------------------- ------------- ------------- -------------
                                                                                           2001          2000          1999
---------------------------------------------------------------------------------- ------------- ------------- -------------
Projected benefit obligation                                                           $ 49,001      $ 85,838       $     -
---------------------------------------------------------------------------------- ------------- ------------- -------------
Accumulated benefit obligation                                                           46,622        82,239
Fair value of plan assets                                                                42,840        79,552
---------------------------------------------------------------------------------- ------------- ------------- -------------
Unfunded accumulated benefit obligation                                                $  3,782      $  2,687       $     -
================================================================================== ============= ============= =============

Net pension assets are included in "Other" noncurrent assets, and net pension liabilities are included in "Employment benefits and other noncurrent liabilities." Substantially all of the assets of the company-administered plans are invested in listed stocks and bonds.

Employee Labor Arrangements

About 37% of the company's more than 19,000 full-time equivalent employees are represented by approximately 70 local unions and work under multiyear collective bargaining agreements. These agreements are renegotiated in the years in which they expire. A six-year extension of all labor contracts in Philadelphia was negotiated in January 2001 and ratified by all unions shortly thereafter.

Note 11. Quarterly Operations (Unaudited)

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

Classified advertising revenue has in the past been a reflection of the overall economy and has not been significantly affected by seasonal trends. The following table summarizes the company's quarterly results of operations (in thousands, except per share data):

------------------------------------------------------- ----------------------------------------------------------------------
                                                        Quarter
                                                        ----------------------------------------------------------------------
Description                                                     First            Second             Third           Fourth
------------------------------------------------------- ----------------- ----------------- ---------------- -----------------
2001     Operating revenue                                  $ 735,398         $ 738,437         $ 693,122        $ 733,252
         Operating income                                     116,509            52,632           123,896          168,718
         Net income                                            40,737            13,426 (a)        55,685           74,976
         Earnings per share
                  Basic:   Net Income                            0.52              0.15              0.71             0.91
                  Diluted: Net Income                            0.47              0.15              0.65             0.88
         Dividends declared per common share                     0.25              0.25              0.25             0.25
------------------------------------------------------- ----------------- ----------------- ---------------- -----------------
2000     Operating revenue                                  $ 758,567         $ 806,168         $ 769,234        $ 877,798
         Operating income                                     145,423           179,712           154,837          188,800
         Net income (loss)                                    160,855 (b)        96,273 (c)        76,106          (18,871) (d)
         Earnings per share
                  Basic:   Net Income (loss)                     2.03              1.23              0.99            (0.29)
                  Diluted: Net Income (loss)                     1.74              1.08              0.87            (0.29)
         Dividends declared per common share                     0.23              0.23              0.23             0.23
------------------------------------------------------- ----------------- ----------------- ---------------- -----------------
1999     Operating revenue                                  $ 720,568         $ 758,107         $ 737,201        $ 817,899
         Operating income                                     125,664           152,653           150,980          192,125
         Net income                                            62,867 (e)        86,586 (f)        76,209          114,277 (g)
         Earnings per share
                  Basic:   Net Income                            0.76              1.04              0.90             1.37
                  Diluted: Net Income                            0.65              0.88              0.78             1.18
         Dividends declared per common share                     0.20              0.23              0.23             0.23
------------------------------------------------------- ----------------- ----------------- ---------------- -----------------

(a)  Includes after-tax work force reduction costs of $47.1 million.

(b) Includes after-tax gain of $92 million related to InfoSpace, Inc.'s, acquisition of Prio, Inc., and GoTo.com, Inc.'s, acquisition of Cadabra, Inc.

(c) Includes after-tax gain of $5.7 million on sale of a building in Philadelphia.

(d) Includes after-tax severance costs of $10.4 million and after-tax loss of $103.3 million on the write-down of investments primarily in InfoSpace, Inc., and GoTo.com, Inc.

(e) Includes after-tax severance costs of $1.3 million and an after-tax gain of $2.3 million on the sale of SportsLine USA, Inc.

(f) Includes after-tax severance costs of $1.4 million and after-tax gains on the sale of Zip2 Corp. and AT&T Corporation stock (net of adjustments to certain investments to write down permanent declines in their market value) of $6.7 million.

(g) Includes an after-tax gain of $14.7 million on the sale of AT&T Corporation stock.


Note 12. Comprehensive Income

The following table presents the components of other comprehensive income for 2001, 2000 and 1999 as shown in the Consolidated Statement of Shareholders' Equity (in thousands):

-------------------------------------------------------------------------- ------------- ------------- -------------
                                                                                  2001          2000          1999
-------------------------------------------------------------------------- ------------- ------------- -------------
Net income                                                                   $ 184,824     $ 314,363     $ 339,939
Total gains (losses) on securities available for sale, net of taxes             (5,584)     (144,559)       47,462
Less: reclassification adjustment for realized losses (gains), net of
taxes                                                                            6,885       101,174       (24,116)
-------------------------------------------------------------------------- ------------- ------------- -------------
Change in accumulated comprehensive income                                       1,301       (43,385)       23,346
-------------------------------------------------------------------------- ------------- ------------- -------------
Comprehensive income                                                         $ 186,125     $ 270,978     $ 363,285
========================================================================== ============= ============= =============


Note 13. Commitments and Contingencies

At December 30, 2001, the company had lease commitments currently estimated to aggregate approximately $102.5 million that expire from 2002 through 2051 as follows (in thousands):

-------------------------- ------------------
2002                                $ 22,206
2003                                  19,221
2004                                  16,032
2005                                  11,798
2006                                   9,128
2007 and thereafter                   24,163
-------------------------- ------------------
         Total                      $102,548
========================== ==================

Payments under the lease contracts were $25.2 million in 2001, $23.1 million in 2000 and $24.7 million in 1999.

In connection with the company's insurance program, letters of credit are required to support certain projected worker compensation obligations. At December 30, 2001, the company had approximately $50 million of undrawn letters of credit outstanding.

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

On July 7, 2000, the U.S. Court of Appeals unanimously reversed the NLRB, holding that the strike was an economic strike. Thus, the NLRB order to reinstate and pay back pay to the strikers was also set aside. The time to appeal has expired and no appeal was filed.

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

The two lawsuits were initially stayed pending disposition by the U.S. Supreme Court of New York Times Company et al. v. Tasini et al., No. 00-21. On June 25, 2001, the Supreme Court ruled that the defendants in Tasini did not have a privilege under Section 201 of the Copyright Act to republish articles previously appearing in print publications absent the author's separate permission for electronic republication. The judge has ordered the parties in the Multi-District Litigation to try to resolve the claims through mediation, which commenced November 2001, and the parties have agreed to a limited stay to respond to the complaint during such mediation, which may be terminated by the plaintiffs upon 30 days prior written notice. In September 2001, the plaintiffs submitted an amended complaint, which named the company as an additional defendant and makes reference to Knight Ridder Digital, a subsidiary of the company.

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

Various libel and copyright infringement actions and environmental and other legal proceedings that have arisen in the ordinary course of business are pending against the company and its subsidiaries. In the opinion of management, the ultimate liability to the company and its subsidiaries as a result of all such other legal proceedings will not be material to its financial position or results of operations on a consolidated basis.

DEBT GUARANTEES
The company guarantees 13.5% of the debt of Ponderay Newsprint Company, a newsprint mill investment. For the year ended December 30, 2001, and December 31, 2000, these guarantees totaled $17.2 million and $19.6 million, respectively. Management does not expect any material losses from these off-balance sheet instruments as performance is not expected to be required. See page 23, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                         Report of Independent Auditors

To Shareholders of Knight-Ridder, Inc.

We have audited the accompanying consolidated balance sheets of Knight-Ridder, Inc., as of December 30, 2001, and December 31, 2000, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(d) for the years ended December 30, 2001, December 31, 2000 and December 26, 1999. These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knight-Ridder, Inc., at December 30, 2001, and December 31, 2000, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


San Jose, California
January 18, 2002



Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None

PART III

Item 10. Directors and Executive Officers of the Registrant

In addition to the information set forth under the caption "Executive Officers of Knight Ridder" in Part I of this Form 10-K, the information required by this section is incorporated by reference from the Proxy Statement for the 2002 Annual Meeting under the captions "Item 1: Election of Directors - Nominees for Election for Three Year Terms Ending 2005," "Nominee for Election for One-Year Term Ending 2003," "Directors Continuing in Office Until 2004," "Directors Continuing in Office Until 2003," and "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the Proxy Statement for the 2002 Annual Meeting under the captions "Item 1: Election of Directors - How the Company Compensates Directors" and " Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference from the Proxy Statement for the 2002 Annual Meeting under the captions "Principal Holders of the Company's Stock" and "Stock Ownership of Directors and Officers" under the heading "Information About Knight Ridder Stock Ownership."

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the Proxy Statement for the 2002 Annual Meeting under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions."

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)

         1. The following consolidated financial statements of Knight-Ridder, Inc. and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 30, 2001, are included in Item 8:

              Consolidated Balance Sheet - December 30, 2001 and December 31,
              2000

              Consolidated Statement of Income - Years ended December 30, 2001, December 31, 2000, and December 26, 1999

              Consolidated Statement of Cash Flows - Years ended December 30, 2001, December 31, 2000, and December 26, 1999

              Consolidated Statement of Shareholders' Equity - Years ended December 30, 2001, December 31, 2000, and December 26, 1999

              Notes to consolidated financial statements - December 30, 2001

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

         3.   Exhibits

   Number                                 Description
   ------                                 -----------

     2 Disposition of Assets, dated as of March 18, 1998, is incorporated by reference to the Company's Report on Form 8-K filed March 31, 1998

     3      (i)   Amended and Restated Articles of Incorporation of
                  Knight-Ridder, Inc. (amended and restated as of February 3,
                  1998), are incorporated by reference to the Company's Form
                  10-K filed March 13, 1998

     3      (ii)  Bylaws of Knight-Ridder, Inc. (as amended July 25, 2000), are incorporated by reference to the Company's Form 10-Q filed
                  August 9, 2000

     4      (a)   Indenture, dated as of February 15, 1986, between the Company and Manufacturers Hanover Trust Company, as Trustee, is incorporated by reference to Exhibit 4 to the Company's
                  Registration Statement on Form S-3 (No. 33-28010)

            (b) First Supplemental Indenture dated as of April 15, 1989, to the Indenture dated as of February 15, 1986, between the Company and Chase Manhattan Bank (as successor to Manufacturers Hanover Trust Company), as Trustee, is incorporated by reference to the Company's Report on Form 8-K, filed April 30, 1989

            (c) Rights Agreement, dated as of June 21, 1996, between Knight-Ridder, Inc. and ChaseMellon Shareholder Services, L.L.C., is incorporated by reference to the Company's Report on Form 8-K filed July 10, 1996

            (d) First Amendment to Rights Agreement, dated as of July 25, 2000, between Knight-Ridder, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, is incorporated by reference to the Company's Report on Form 8-A/A filed August 10, 2000

            (e) Indenture, dated as of November 4, 1997, between Knight-Ridder, Inc. and The Chase Manhattan Bank of New York, as Trustee, is incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (No. 333-37603)

            (f) First Supplemental Indenture, dated June 1, 2001, between Knight-Ridder, Inc., The Chase Manhattan Bank of New York, as original Trustee and The Bank of New York, as series Trustee, is incorporated by reference to Exhibit 4 to the Company's Report on Form 8-K filed June 1, 2001

     10     (a)   Knight-Ridder, Inc. Employee Stock Option Plan (as amended through January 22, 2002)*

            (b) Knight-Ridder, Inc. Compensation Plan for Nonemployee Directors effective July 1, 1997 (as amended through October 24, 2000), is incorporated by reference to the Company's Form 10-K filed March 28, 2001*

            (c) Knight Ridder Annual Incentive Plan as amended and restated effective January 1, 2002*

            (d) Knight Ridder Long-Term Incentive Plan (as amended effective January 1, 2000) is incorporated by reference to the Company's Form 10-K/A filed April 12, 2000*

            (e) Executive Officer's Retirement Agreement dated December 19, 1991, is incorporated by reference to the Company's Form 10-K filed March 23, 1994*

            (f) Executive Income Security Agreement (as amended effective October 24, 2000) is incorporated by reference to the Company's Form 10-K filed March 28, 2001*

            (g) Knight-Ridder, Inc. Annual Incentive Deferral Plan (effective as of November 1, 1996)*

            (h) First Amendment to the Knight-Ridder, Inc. Annual Incentive Deferral Plan*

            (i) Second amendment to the Knight-Ridder, Inc. Annual Incentive Deferral Plan (as amended effective January 1, 2000)*

            (j) Third amendment to the Knight-Ridder, Inc. Annual Incentive Deferral Plan (as amended effective October 1, 2000)*

     12 Statement re. Computation of Earnings to Fixed Charges Ratio from Continuing Operations

     21           Table of Subsidiaries of Knight-Ridder, Inc.

     23           Consent of Independent Auditors

     24           Powers of Attorney

*      Denotes a management contract or compensatory plan or arrangement.

(b)    Reports on Form 8-K filed during the fourth quarter of 2001.

                  There were no reports on Form 8-K filed during the fourth quarter of 2001.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          KNIGHT-RIDDER, INC.



Dated March 28, 2002                      /s/ P. Anthony Ridder
----------------------                    -------------------------------------
                                    By    P. Anthony Ridder
                                          Chairman and
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated March 28, 2002                      /s/ P. Anthony Ridder
----------------------                    -------------------------------------
                                          P. Anthony Ridder
                                          Chairman and
                                          Chief Executive Officer

Dated March 28, 2002                      /s/ Gary Effren
----------------------                    -------------------------------------
                                          Gary Effren
                                          Senior Vice President/Finance
                                          and Chief Financial Officer

Dated March 28, 2002                      /s/ Margaret Randazzo
----------------------                    -------------------------------------
                                          Margaret Randazzo
                                          Vice President/Controller
                                          (Chief Accounting Officer)

                                          /s/ James I. Cash, Jr.*
                                          -------------------------------------
                                          James I. Cash, Jr.
                                          Director

                                          /s/ Kathleen Foley Feldstein*
                                          -------------------------------------
                                          Kathleen Foley Feldstein
                                          Director

                                          /s/ Thomas P. Gerrity*
                                          -------------------------------------
                                          Thomas P. Gerrity
                                          Director

                                          /s/ Barbara Barnes Hauptfuhrer*
                                          -------------------------------------
                                          Barbara Barnes Hauptfuhrer
                                          Director

                                          /s/ Patricia Mitchell*
                                          -------------------------------------
                                          Patricia Mitchell
                                          Director

                                          /s/ M. Kenneth Oshman*
                                          -------------------------------------
                                          M. Kenneth Oshman
                                          Director

                                          /s/ P. Anthony Ridder*
                                          -------------------------------------
                                          P. Anthony Ridder
                                          Director

                                          /s/ Randall L. Tobias*
                                          -------------------------------------
                                          Randall L. Tobias
                                          Director

                                          /s/ Gonzalo F. Valdes-Fauli*
                                          -------------------------------------
                                          Gonzalo F. Valdes-Fauli
                                          Director


                                          -------------------------------------
                                          John Warnock
                                          Director

                                          /s/John L. Weinberg*
                                          -------------------------------------
                                          John L. Weinberg
                                          Director

Dated March 28, 2002                      /s/ Gary Effren
----------------------                    -------------------------------------
                                          Gary Effren
                                          Attorney-in-fact

SCHEDULE II

                                                         VALUATION AND QUALIFYING ACCOUNTS
                                                       KNIGHT-RIDDER, INC. AND SUBSIDIARIES
                                                             (IN THOUSANDS OF DOLLARS)

COLUMN  A                                 COLUMN B                      COLUMN C                COLUMN D            COLUMN E
---------                                 ---------                     ---------               ---------           --------
                                                                        ADDITIONS
                                                          ---------------------------------
                                           BALANCE AT          CHARGED          CHARGED
                                           BEGINNING           TO COSTS           TO                                BALANCE
DESCRIPTION                                   OF                 AND             OTHER                              AT END
                                            PERIOD             EXPENSES         ACCOUNTS        DEDUCTIONS         OF PERIOD
                                         -------------    -----------------  ---------------  --------------      ------------
YEAR ENDED DECEMBER 30, 2001:

    RESERVES AND ALLOWANCES
       DEDUCTED FROM ASSET ACCOUNT:
            ACCOUNTS RECEIVABLE
                  ALLOWANCES                $   20,238          $   31,958                      $  28,385 (1)       $   23,811
                                            ----------          ----------       -----------    ---------           ----------
                                            $   20,238          $   31,958       $         0    $  28,385           $   23,811
                                            ==========          ==========       ===========    =========           ==========

YEAR ENDED DECEMBER 31, 2000:

    RESERVES AND ALLOWANCES
       DEDUCTED FROM ASSET ACCOUNT:
            ACCOUNTS RECEIVABLE
                  ALLOWANCES                $   15,917          $   27,070                      $  22,749 (1)       $   20,238
                                            ----------          ----------       -----------    ---------           ----------
                                            $   15,917          $   27,070       $         0    $  22,749           $   20,238
                                            ==========          ==========       ===========    =========           ==========
YEAR ENDED DECEMBER 26, 1999:

    RESERVES AND ALLOWANCES
       DEDUCTED FROM ASSET ACCOUNT:
            ACCOUNTS RECEIVABLE
                  ALLOWANCES                $   15,738          $   25,135                      $  24,956 (1)       $   15,917
                                            ----------          ----------       -----------    ---------           ----------
                                            $   15,738          $   25,135       $         0    $  24,956           $   15,917
                                            ==========          ==========       ===========    =========           ==========

(1) Represents uncollectible accounts written-off, net of recoveries, and dispositions of subsidiaries' balances.

                                  EXHIBIT INDEX

Exhibits marked with an asterik are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K. Unless otherwise indicated, all other documents listed are filed with this report.


   Number                                 Description
   ------                                 -----------

     2 Disposition of Assets, dated as of March 18, 1998, is incorporated by reference to the Company's Report on Form 8-K filed March 31, 1998

     3      (i)   Amended and Restated Articles of Incorporation of
                  Knight-Ridder, Inc. (amended and restated as of February 3,
                  1998), are incorporated by reference to the Company's Form
                  10-K filed March 13, 1998

     3      (ii)  Bylaws of Knight-Ridder, Inc. (as amended July 25, 2000), are incorporated by reference to the Company's Form 10-Q filed
                  August 9, 2000

     4      (a)   Indenture, dated as of February 15, 1986, between the Company and Manufacturers Hanover Trust Company, as Trustee, is incorporated by reference to Exhibit 4 to the Company's
                  Registration Statement on Form S-3 (No. 33-28010)

            (b) First Supplemental Indenture dated as of April 15, 1989, to the Indenture dated as of February 15, 1986, between the Company and Chase Manhattan Bank (as successor to Manufacturers Hanover Trust Company), as Trustee, is incorporated by reference to the Company's Report on Form 8-K, filed April 30, 1989

            (c) Rights Agreement, dated as of June 21, 1996, between Knight-Ridder, Inc. and ChaseMellon Shareholder Services, L.L.C., is incorporated by reference to the Company's Report on Form 8-K filed July 10, 1996

            (d) First Amendment to Rights Agreement, dated as of July 25, 2000, between Knight-Ridder, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, is incorporated by reference to the Company's Report on Form 8-A/A filed August 10, 2000

            (e) Indenture, dated as of November 4, 1997, between Knight-Ridder, Inc. and The Chase Manhattan Bank of New York, as Trustee, is incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (No. 333-37603)

            (f) First Supplemental Indenture, dated June 1, 2001, between Knight-Ridder, Inc., The Chase Manhattan Bank of New York, as original Trustee and The Bank of New York, as series Trustee, is incorporated by reference to Exhibit 4 to the Company's Report on Form 8-K filed June 1, 2001

     10     (a)   Knight-Ridder, Inc. Employee Stock Option Plan (as amended through January 22, 2002)*

            (b) Knight-Ridder, Inc. Compensation Plan for Nonemployee Directors effective July 1, 1997 (as amended through October 24, 2000), is incorporated by reference to the Company's Form 10-K filed March 28, 2001*

            (c) Knight Ridder Annual Incentive Plan as amended and restated effective January 1, 2002*

            (d) Knight Ridder Long-Term Incentive Plan (as amended effective January 1, 2000) is incorporated by reference to the Company's Form 10-K/A filed April 12, 2000*

            (e) Executive Officer's Retirement Agreement dated December 19, 1991, is incorporated by reference to the Company's Form 10-K filed March 23, 1994*

            (f) Executive Income Security Agreement (as amended effective October 24, 2000) is incorporated by reference to the Company's Form 10-K filed March 28, 2001*

            (g) Knight-Ridder, Inc. Annual Incentive Deferral Plan (effective as of November 1, 1996)*

            (h) First Amendment to the Knight-Ridder, Inc. Annual Incentive Deferral Plan*

            (i) Second amendment to the Knight-Ridder, Inc. Annual Incentive Deferral Plan (as amended effective January 1, 2000)*

            (j) Third amendment to the Knight-Ridder, Inc. Annual Incentive Deferral Plan (as amended effective October 1, 2000)*

     12 Statement re. Computation of Earnings to Fixed Charges Ratio from Continuing Operations

     21           Table of Subsidiaries of Knight-Ridder, Inc.

     23           Consent of Independent Auditors

     24           Powers of Attorney