Form 10-Q
period 2002-03-31
KNIGHT RIDDER INC
filed 2002-05-14
CIK 205520

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2002

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 1-7553

                               KNIGHT-RIDDER, INC.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    FLORIDA                           38-0723657
         -------------------------------        ------------------------
          (State or other jurisdiction             (I.R.S. Employer
        of incorporation or organization)         Identification No.)


             50 W. SAN FERNANDO ST., SUITE 1500, SAN JOSE, CA 95113
         --------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (408) 938-7700
         --------------------------------------------------------------
              (Registrant's telephone number, including area code)

         --------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 26, 2002, 83,303,923 shares of Common Stock, $.02 1/12 par value, were outstanding.

                         Table of Contents for Form 10-Q


                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
            Consolidated Balance Sheet                                        3
            Consolidated Statement of Income                                  4
            Consolidated Statement of Cash Flows                              5
            Notes to Consolidated Financial Statements                        6

Item 2.  Management's Discussion and Analysis of Operations                  12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   18

Item 2.  Changes in Securities and Use of Proceeds                           18

Item 3.  Defaults Upon Senior Securities                                     18

Item 4.  Submission of Matters to a Vote of Security Holders                 18

Item 5.  Other Information                                                   18

Item 6.  Exhibits and Reports on Form 8-K                                    18

SIGNATURE                                                                    19


PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
(in thousands, except share data)
                                                                                         March 31, 2002      December 30,
                                                                                           (unaudited)          2001
                                                                                         --------------    --------------
ASSETS

Current Assets
   Cash                                                                                  $       46,765    $       37,287
   Accounts receivable, net of allowances of $24,204 in 2002 and $23,811 in 2001                342,765           391,788
   Inventories                                                                                   43,761            43,240
   Prepaid expense                                                                               39,469            35,464
   Other current assets                                                                          25,627            27,792
                                                                                         --------------    --------------
         Total Current Assets                                                                   498,387           535,571
                                                                                         --------------    --------------
Investments and Other Assets
   Equity in unconsolidated companies and joint ventures                                        381,554           393,777
   Other                                                                                        208,083           215,325
                                                                                         --------------    --------------
         Total Investments and Other Assets                                                     589,637           609,102
                                                                                         --------------    --------------
Property, Plant and Equipment
   Land and improvements                                                                         99,481            99,605
   Buildings and improvements                                                                   501,031           492,576
   Equipment                                                                                  1,327,611         1,301,826
   Construction and equipment installations in progress                                          12,714            43,772
                                                                                         --------------    --------------
                                                                                              1,940,837         1,937,779
   Less accumulated depreciation                                                               (942,930)         (922,453)
                                                                                         --------------    --------------
         Net Property, Plant and Equipment                                                      997,907         1,015,326

Goodwill and Other Identified Intangible Assets
   Goodwill less accumulated amortization of $465,795 in 2002, and $464,091 in 2001           2,034,015         2,035,703
   Other identified intangible assets                                                            17,674            17,674
                                                                                         --------------    --------------
         Total Goodwill and Other Identified Intangible Assets                                2,051,689         2,053,377

         Total                                                                           $    4,137,620    $    4,213,376
                                                                                         ==============    ==============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                                                      $       98,920    $      110,333
   Accrued expenses and other liabilities                                                       122,616           112,946
   Accrued compensation and amounts withheld from employees                                     100,424           107,842
   Federal and state income taxes                                                                27,713            30,844
   Deferred revenue                                                                              80,641            77,368
   Short-term borrowings and current portion of long-term debt                                   40,367            40,699
                                                                                         --------------    --------------
         Total Current Liabilities                                                              470,681           480,032
                                                                                         --------------    --------------
Noncurrent Liabilities
   Long-term debt                                                                             1,518,129         1,582,888
   Deferred Federal and state income taxes                                                      251,595           255,266
   Postretirement benefits other than pensions                                                  136,976           136,134
   Employment benefits and other noncurrent liabilities                                         198,155           197,448
                                                                                         --------------    --------------
         Total Noncurrent Liabilities                                                         2,104,855         2,171,736
                                                                                         --------------    --------------
Minority Interests in Consolidated Subsidiaries                                                     612             1,320

Commitments and Contingencies

Shareholders' Equity
   Common stock, $.02 1/12 par value; shares authorized - 250,000,000;
     shares issued - 83,826,703 in 2002 and 84,012,749 in 2001                                    1,746             1,750
   Additional capital                                                                         1,022,250           984,830
   Retained earnings                                                                            539,362           575,649
   Treasury stock, at cost, 33,763 shares in 2002 and 34,757 shares in 2001                      (1,886)           (1,941)
                                                                                         --------------    --------------
         Total Shareholders' Equity                                                           1,561,472         1,560,288
                                                                                         --------------    --------------
         Total                                                                           $    4,137,620    $    4,213,376
                                                                                         ==============    ==============

See "Notes to Consolidated Financial Statements."


CONSOLIDATED STATEMENT OF INCOME
(Unaudited in thousands, except per share data)

                                                    Quarter Ended
                                            -----------------------------
                                              March 31,        April 1,
                                                2002             2001
                                            ------------     ------------
OPERATING REVENUE
   Advertising
     Retail                                 $    243,631     $    246,353
     General                                      74,883           79,784
     Classified                                  201,533          247,019
                                            ------------     ------------
         Total                                   520,047          573,156
   Circulation                                   126,425          129,141
   Other                                          31,740           33,101
                                            ------------     ------------
         Total Operating Revenue                 678,212          735,398
                                            ------------     ------------
OPERATING COSTS
   Labor and employee benefits                   278,417          292,592
   Newsprint, ink and supplements                 90,671          116,196
   Other operating costs                         156,537          162,945
   Depreciation and amortization                  31,757           47,156
                                            ------------     ------------
         Total Operating Costs                   557,382          618,889
                                            ------------     ------------

OPERATING INCOME                                 120,830          116,509
                                            ------------     ------------
OTHER INCOME (EXPENSE)
   Interest expense                              (19,873)         (28,220)
   Interest expense capitalized                      279              481
   Interest income                                    73              285
   Equity in losses of unconsolidated
     companies and joint ventures                (15,469)          (4,777)
   Minority interests                             (1,938)          (2,938)
   Other, net                                     (1,470)         (13,067)
                                            ------------     ------------
         Total                                   (38,398)         (48,236)
                                            ------------     ------------

Income before income taxes                        82,432           68,273
Income taxes                                      30,664           27,536
                                            ------------     ------------
         Net Income                         $     51,768     $     40,737
                                            ============     ============

NET INCOME PER SHARE

   Basic                                    $       0.62     $       0.52
                                            ============     ============
   Diluted                                  $       0.60     $       0.47
                                            ============     ============

DIVIDENDS DECLARED PER COMMON SHARE         $       0.25     $       0.25
                                            ============     ============

AVERAGE SHARES OUTSTANDING (000's)

   Basic                                          84,017           73,382
                                            ============     ============
   Diluted                                        86,076           86,064
                                            ============     ============

See "Notes to Consolidated Financial Statements."


CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, in thousands)

                                                                                Quarter Ended
                                                                        -----------------------------
                                                                           March 31,       April 1,
                                                                             2002            2001
                                                                        -------------   -------------
CASH PROVIDED BY (REQUIRED FOR) OPERATING ACTIVITIES
   Net income                                                           $      51,768   $      40,737
   Noncash items deducted from (included in) income:
      Depreciation                                                             29,115          28,515
      Amortization of goodwill and other intangible assets                      1,706          17,160
      Amortization of other assets                                                936           1,481
      Losses on sales, exchange and write down of investments                     400          11,538
      Benefit for deferred taxes                                               (3,671)         (1,802)
      Provision for bad debts                                                   5,206           6,442
      Distributions in excess of earnings in investees                         18,418           8,700
      Minority interests in earnings of consolidated subsidiaries               1,938           2,938
      Other items, net                                                          2,588            (459)
   Change in certain assets and liabilities:
      Accounts receivable                                                      43,817          39,980
      Inventories                                                                (521)         (4,057)
      Other assets                                                            (12,731)        (44,376)
      Accounts payable                                                            778         (25,300)
      Federal and state income taxes                                            4,149          15,221
      Other liabilities                                                         9,596          (6,694)
                                                                        -------------   -------------
           Net Cash Provided by Operating Activities                          153,492          90,024
                                                                        -------------   -------------
CASH PROVIDED BY (REQUIRED FOR) INVESTING ACTIVITIES

   Proceeds from sale of investments                                            1,122          10,759
   Acquisition of subsidiary, investees, and other investments, net            (3,003)           (263)
   Additions to property, plant and equipment                                 (12,976)        (24,938)
   Other items, net                                                                 0             609
                                                                        -------------   -------------

           Net Cash Required for Investing Activities                         (14,857)        (13,833)
                                                                        -------------   -------------
CASH PROVIDED BY (REQUIRED FOR) FINANCING ACTIVITIES
   Net increase (decrease) in debt, net of unamortized discount               (63,075)          8,551
   Payment of cash dividends                                                  (21,076)        (21,084)
   Issuance of common stock to employees and directors                         47,297          31,316
   Purchase of treasury stock                                                 (81,774)        (87,225)
   Other items, net                                                           (10,529)         (9,485)
                                                                        -------------   -------------

           Net Cash Required for Financing Activities                        (129,157)        (77,927)
                                                                        -------------   -------------
           Net Increase (Decrease) in Cash                                      9,478          (1,736)

Cash and short-term cash
   investments at beginning of the period                                      37,287          41,661
                                                                        -------------   -------------
Cash and short-term cash
   investments at end of the period                                     $      46,765   $      39,925
                                                                        =============   =============

See "Notes to Consolidated Financial Statements."


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending
December 29, 2002. For further information, refer to the consolidated financial statements and footnotes thereto, as well as the critical accounting policies in Management's Discussion and Analysis, included in the company's annual report on Form 10-K for the year ended December 30, 2001.

Certain amounts in 2001 have been reclassified to conform to the 2002 presentation.

NOTE 2 - COMPREHENSIVE INCOME

The following table sets forth the computation of comprehensive income (in thousands):


                                                                    Quarter Ended
                                                             -----------------------------
                                                               March 31,        April 1,
                                                                 2002             2001
                                                             ------------     ------------
Net income                                                   $     51,768     $     40,737

Total unrealized losses on securities available for sale              -             (5,799)
Less: reclassification adjustment for realized losses,
      net of taxes                                                    -              7,099
                                                             ------------     ------------

Change in accumulated other comprehensive income                      -              1,301
                                                             ------------     ------------
Total comprehensive income                                   $     51,768     $     42,038
                                                             ============     ============


NOTE 3 - DEBT

Debt consisted of the following (in thousands):

                                                                        Balance At
                                        Effective Interest      ---------------------------
                                            Rate as of            March 31,    December 30,
                                          March 31, 2002            2002           2001
                                          --------------        -----------    ------------
Commercial paper, net of discount (a)          1.8%             $   464,072    $    527,148
Debentures, net of discount (b)                8.3%                 198,836         198,795
Debentures, net of discount (c)                7.8%                  94,976          94,927
Debentures, net of discount (d)                7.1%                 296,717         296,686
Notes payable, net of discount (e)             3.0%                  98,724          98,667
Notes payable, net of discount (f)             5.9%                 297,344         297,277
Senior notes, net of discount (g)              2.7%                  99,630          99,604
Notes payable, other                           4.5%                     518             850
Fair market value of interest swaps                                   7,679           9,633
                                                                -----------    ------------
   Total debt (h)                              5.0%               1,558,496       1,623,587
Less amounts classified as current                                   40,367          40,699
                                                                -----------    ------------
   Total long-term debt                        5.0%             $ 1,518,129    $  1,582,888
                                                                ===========    ============

(a) Commercial paper is supported by $895 million revolving credit facility which matures in 2006.
(b) Represents $200 million of 9.875% debentures due in 2009.
(c) Represents $100 million of 7.15% debentures due in 2027.
(d) Represents $300 million of 6.875% debentures due in 2029.
(e) Represents $100 million of 6.625% notes due in 2007.
(f) Represents $300 million of 7.125% notes due in 2011.
(g) Represents $100 million of 6.3% senior notes due in 2005.
(h) Interest payments for the three months ended March 31, 2002 and April 1, 2001 were $15.3 million and $35.6 million, respectively.

NOTE 4 - INCOME TAX PAYMENTS

Income tax payments for the quarters ended March 31, 2002 and April 1, 2001, were $29.9 million and $14.0 million, respectively.

NOTE 5 - EQUITY

Earnings per Share:
-------------------

The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

                                                             Quarter Ended
                                                     --------------------------
                                                       March 31,      April 1,
                                                         2002           2001
                                                     -----------    -----------
Net income                                           $    51,768    $    40,737

Less dividends on preferred stock                            -            2,776
                                                     -----------    -----------
Net income attributable to common stock              $    51,768    $    37,961
                                                     ===========    ===========

Average shares outstanding (basic)                        84,017         73,382
                                                     -----------    -----------
Effect of dilutive securities:
   Weighted average preferred stock, as converted            -           11,105
   Stock options                                           2,059          1,577
                                                     -----------    -----------
Average shares outstanding (diluted)                      86,076         86,064
                                                     -----------    -----------

Net income per share (basic)                         $      0.62    $      0.52
                                                     ===========    ===========
Net income per share (diluted)                       $      0.60    $      0.47
                                                     ===========    ===========

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

The two lawsuits were initially stayed pending disposition by the U.S. Supreme Court of New York Times Company et al. v. Tasini et al., No. 00-21. On June 25, 2001, the Supreme Court ruled that the defendants in Tasini did not have a privilege under Section 201 of the Copyright Act to republish articles previously appearing in print publications absent the author's separate permission for electronic republication. The judge has ordered the parties in the Multi-District Litigation to try to resolve the claims through mediation, which commenced November 2001, and the parties have agreed to a limited stay to respond to the complaint during such mediation, which may be terminated by the plaintiffs upon 30 days prior written notice. In September 2001, the plaintiffs submitted an amended complaint, which named the company as an additional defendant and makes reference to Knight Ridder Digital, a wholly owned subsidiary of the company.

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

Financial data for the company's segments is as follows (in thousands):

                                                      Quarter Ended
                                            --------------------------------
                                            March 31, 2002     April 1, 2001
                                            --------------     -------------
         Operating revenue
            Newspapers                      $      665,322     $     725,033
            Online                                  12,890            10,365
                                            --------------     -------------
                                            $      678,212     $     735,398
                                            ==============     =============

         Operating income (loss)
            Newspapers                      $      132,535     $     134,350
            Online                                  (3,902)          (11,097)
            Corporate                               (7,803)           (6,744)
                                            --------------     -------------
                                            $      120,830     $     116,509
                                            ==============     =============

         Depreciation and amortization
            Newspapers                      $       29,581     $      44,912
            Online                                     769               747
            Corporate                                1,407             1,497
                                            --------------     -------------
                                            $       31,757     $      47,156
                                            ==============     =============

NOTE 8 - WORKFORCE REDUCTION PLAN

Due to the slowing economy and the resulting decline in advertising revenue and increases in newsprint expense, the company announced in the second quarter of 2001 a workforce reduction program affecting the majority of its newspapers. The workforce reduction plan eliminated approximately 1,600 positions through early retirement programs as well as voluntary and involuntary buyouts and attrition. As a result of this plan, the company incurred charges of $78.5 million related to employee severance costs and benefits during the second quarter of 2001. As of December 30, 2001, there was a remaining liability of $15 million. Cash payments of $3 million related to payroll, pension and benefits costs of the workforce reduction plan have been made during the quarter ended March 31, 2002. The remaining accrual of $12 million for this workforce reduction program is included in "Accrued expenses and other liabilities" on the company's Consolidated Balance Sheet at March 31, 2002 and is recorded in accordance with the provisions of SEC Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges and EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The majority of the remaining liability will be paid during the second quarter of 2002.


NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the FASB issued Statements of Financial Accounting Standards (FAS)
No. 142, Goodwill and Other Intangible Assets. Under FAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the company has applied the new accounting rules beginning December 31, 2001.

Pursuant to FAS 142, Knight Ridder will complete its test for goodwill impairment during the second quarter of 2002, and if impairment is indicated, record such impairment as a cumulative effect of accounting change effective
December 31, 2001. The adoption of FAS 142 is not expected to have a material impact on the company's consolidated financial statements.

The following table shows what net income would have been had the provision been applied at the beginning of fiscal 2001 (in thousands, except per share amounts):

                                                                   Quarter Ended
                                                            --------------------------
                                                             March 31,      April 1,
                                                               2002           2001           % Change
                                                            -----------    -----------       --------
         Net Income as Reported                             $    51,768    $    40,737         27.1%

           Goodwill and other intangibles amortization                          13,825
                                                            -----------    -----------

         Adjusted Net Income                                $    51,768    $    54,562         -5.1%
                                                            ===========    ===========


         Basic Earnings per Share as Reported               $      0.62    $      0.52         19.2%

           Goodwill and other intangibles amortization                            0.19
                                                            -----------    -----------

         Adjusted Basic Earnings per Share                  $      0.62    $      0.71        -12.7%
                                                            ===========    ===========


         Diluted Earnings per Share as Reported             $      0.60    $      0.47         27.7%

           Goodwill and other intangibles amortization                            0.16
                                                            -----------    -----------

         Adjusted Diluted Earnings per Share                $      0.60    $      0.63         -4.8%
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

RESULTS OF OPERATIONS: FIRST QUARTER ENDED MARCH 31, 2002, COMPARED WITH FIRST
QUARTER ENDED APRIL 1, 2001

The following table sets forth the results of operations for the quarters ended
March 31, 2002 and April 1, 2001 (in thousands, except per share amounts):

                                                                   Quarter Ended
                                                            --------------------------
                                                             March 31,      April 1,
                                                               2002           2001         % Change
                                                            -----------    -----------    ----------
         Operating revenue                                  $   678,212    $   735,398         -7.8%
         Operating income                                   $   120,830    $   116,509          3.7%
                                                            -----------    -----------
         Net income (GAAP)                                  $    51,768    $    40,737         27.1%
                                                            ===========    ===========
           Proforma adjustments, net of tax:
           Losses on sales/ write-downs of investments                           7,099
           Goodwill and other intangibles amortization                          13,825
                                                            -----------    -----------

         Proforma adjusted net income                       $    51,768    $    61,661        -16.0%
                                                            ===========    ===========

         Diluted earnings per share (GAAP)                  $      0.60    $      0.47         27.7%
                                                            ===========    ===========
           Proforma adjustments, net of tax:
           Losses on sales/ write-downs of investments                            0.09
           Goodwill and other intangibles amortization                            0.16
                                                            -----------    -----------

         Proforma adjusted earnings per share               $      0.60    $      0.72        -16.7%
                                                            ===========    ===========


NEWSPAPER DIVISION

Operating Revenue

The table below presents operating revenue and related statistics for newspaper operations for the quarter ended March 31, 2002, compared with the quarter ended
April 1, 2001 (in thousands):

                                      Quarter Ended
                               ---------------------------
                                 March 31,      April 1,
                                   2002           2001           Variance       % Change
                               -----------     -----------     -----------      ---------
Operating revenues
  Advertising
    Retail                     $   243,631     $   246,353     $    (2,722)         -1.1%
    General                         74,883          79,784          (4,901)         -6.1%
    Classified                     201,533         247,019         (45,486)        -18.4%
                               -----------     -----------     -----------
      Total                        520,047         573,156         (53,109)         -9.3%
                               -----------     -----------     -----------
  Circulation                      126,425         129,141          (2,716)         -2.1%
  Other                             18,850          22,736          (3,886)        -17.1%
                               -----------     -----------     -----------
Total operating revenue        $   665,322     $   725,033     $   (59,711)         -8.2%
                               ===========     ===========     ===========

Average daily circulation
  Daily                              3,884           3,891              (7)         -0.2%
  Sunday                             5,178           5,243             (65)         -1.2%

Advertising linage
Full run
    Retail                         3,910.5         3,856.1              54           1.4%
    General                          685.9           698.7             (13)         -1.8%
    Classified                     4,574.7         4,775.0            (200)         -4.2%
                               -----------     -----------     -----------
      Total full run               9,171.1         9,329.8            (159)         -1.7%
                               ===========     ===========     ===========

Factored part-run                    521.1           544.1             (23)         -4.2%
                               -----------     -----------     -----------

Total preprints inserted           1,576.1         1,653.7             (78)         -4.7%
                               -----------     -----------     -----------

Advertising revenue and linage for the quarter ended March 31, 2002, declined compared with the same quarter of the prior year due primarily to classified recruitment and general advertising, down $49.6 million, or 43.3%, and $4.9 million, or 6.1%, respectively.

Retail advertising decreased $2.7 million, or 1.1%, during the quarter ended March 31, 2002, compared with the same period last year on a 5.8% decline in the average full run advertising rate due to newspaper market mix, offset by a 1.4% increase in full run linage. The decline is primarily due to continuing advertising softness in markets including Kansas City, Akron and Charlotte.

General advertising revenue for the quarter ended March 31, 2002, was below the comparable quarter in 2001 by $4.9 million, or 6.1%, with a 1.8% decrease in full run linage and a 2.8% decline in the average full run advertising rate due to advertiser mix. San Jose, Saint Paul and Akron showed the largest decreases, down 24.5%, 23.3% and 21.9%, respectively. The decrease in general advertising revenue was primarily due to reduced placements by high-tech/dot-com and travel companies.


Classified revenue is down $45.5 million, or 18.4%, compared to the first quarter in 2001. Classified recruitment drove the decline, down $49.6 million, or 43.3%. While there were declines in recruitment revenue in most major markets during the first quarter of 2002 compared with the same period in 2001, San
Jose, Philadelphia and Kansas City were responsible for a majority of the decrease, down 68.0%, 42.4% and 37.8%, respectively. Offsetting these declines, classified automotive revenue increased 5.8%, with growth of 24.4% in Philadelphia, 22.3% in Charlotte and 21.9% in Fort Worth. Classified real estate revenue was also up 3.3%, due to increases in Contra Costa, up 30.1%, Saint
Paul, up 26.8%, and San Jose, up 18.1%.

Circulation revenue declined $2.7 million, or 2.1%, on a 0.2% decrease in daily circulation and a 1.2% decrease in Sunday circulation.

Other revenue declined $3.9 million, or 17.1%, for the quarter ended March 31, 2002 compared with the quarter ended April 1, 2001, with decreases in commercial printing and newsprint waste sales.

Operating Costs

The table below presents operating costs for newspaper operations for the quarter ended March 31, 2002, compared with the quarter ended April 1, 2001 (in thousands):

                                             Quarter Ended
                                       ---------------------------
                                         March 31,      April 1,
                                           2002           2001           Variance       % Change
                                       -----------     -----------     -----------      --------
Operating costs
  Labor and employee benefits          $   266,205     $   279,766     $   (13,561)        -4.8%
  Newsprint, ink and supplements            93,279         119,221         (25,942)       -21.8%
  Other operating costs                    143,722         146,784          (3,062)        -2.1%
  Depreciation and amortization             29,581          44,912         (15,331)       -34.1%
                                       -----------     -----------     -----------
      Total operating costs            $   532,787     $   590,683     $   (57,896)        -9.8%
                                       ===========     ===========     ===========

Total operating costs were down $57.9 million, or 9.8%, in the first quarter of 2002 compared to the first quarter of 2001. Excluding the effect of the change in goodwill and other intangible amortization in 2001, total operating costs declined $42.7 million, or 7.4%.

Labor and employee benefits decreased $13.6 million, or 4.8%, in the first quarter of 2002 from the first quarter of 2001 as a result of a 10.7% decline in the number of full-time equivalent employees (FTEs), offset by a 3.7% average wage rate increase.

Newsprint, ink and supplements decreased in the first quarter of 2002 from the first quarter of 2001 by $25.9 million, or 21.8%, due to a 16.2% decrease in the price per ton of newsprint, as well as a 9.1% decline in consumption.

Other operating costs decreased in the first quarter of 2002 from the first quarter of 2001 by $3.1 million, or 2.1%, primarily due to decreases in production costs of $1.3 million, or 4.5%, as well as a decline in bad debt expense of $1.2 million, or 18.6%, due to the recovery of previously estimated losses.

Depreciation and amortization was down $15.3 million, or 34.1%, in the first quarter of 2002 compared to the first quarter of 2001. The company adopted FAS 142, "Goodwill and Other Intangible Assets" in the first quarter of fiscal year 2002. Application of the non-amortization provision resulted in an increase in operating income of $15.2 million, and an increase in net income of $13.8 million, or $.16 per share, in the first quarter of 2002. Removing goodwill and other intangible amortization from 2001, depreciation and amortization declined $115,000, or 0.4%.


ONLINE DIVISION

The table below presents operating revenue and related statistics for online operations for the quarter ended March 31, 2002, compared with the quarter ended April 1, 2001 (in thousands):

                                    Quarter Ended
                             --------------------------
                               March 31,      April 1,
                                 2002           2001         Variance   % Change
                             -----------    -----------    -----------  --------

Operating revenue            $    12,890    $    10,365    $     2,525     24.4%

Unique visitors                    6,828          5,737          1,091     19.0%

Operating revenue for the first quarter of 2002 increased from the same period in 2001 primarily due to increases in recruitment packages and recruitment upsell. Unique visitors increased due to an increasing number of Internet users (a reach of 5.8% in the first quarter of 2002 versus 5.2% in the first quarter of 2001). The Real Cities network now covers 54 cities with 17 of the top 25 markets.

Operating Costs

The following table summarizes operating costs for online operations for the quarters ended March 31, 2002 and April 1, 2001 (in thousands):

                                          Quarter Ended
                                   ---------------------------
                                     March 31,       April 1,
                                       2002            2001          Variance     % Change
                                   -----------     -----------     -----------    --------
Operating costs
  Labor and employee benefits      $     6,942     $     9,222     $    (2,280)     -24.7%
  Other operating costs                  9,081          11,493          (2,412)     -21.0%
  Depreciation and amortization            769             747              22        2.9%
                                   -----------     -----------     -----------
    Total operating costs          $    16,792     $    21,462     $    (4,670)     -21.8%
                                   ===========     ===========     ===========

The decrease in labor and employee benefits for the first quarter of 2002 compared to the same quarter last year was primarily due to an FTE (full-time equivalent employees) reduction of 125, or 32.5%. Other operating costs for the first quarter of 2002 were down due to a decrease in advertising and promotion costs compared to the same quarter in 2001. Depreciation and amortization expense in the first quarter of 2002 was consistent with that recorded during the same quarter in 2001.

CORPORATE AND OTHER NON-OPERATING ITEMS

Interest expense, net of interest income and capitalized interest, decreased $7.9 million, or 28.9%, from the first quarter ended April 1, 2001, due to a lower average debt balance and a lower weighted-average interest rate in the first quarter of 2002. Weighted-average interest rates were lower due to a general decline in short-term interest rates and as a result of the interest rate swaps the company entered into during the second quarter of 2001 and the first quarter of 2002.

Equity in losses of investments in unconsolidated companies and joint ventures for the quarter ended March 31, 2002, increased by $10.7 million from the comparable period in 2001. Contributing to the year-over-year decline were newsprint mill investments (due to declining newsprint prices) and Career Holdings, Inc. (which included a $7.5 million charge in March related to management changes and workforce reduction). Partially offsetting these losses was an increase in earnings from the Seattle Times.

Losses from "Other, net" items for the first quarter ended March 31, 2002, decreased $11.6 million from the same period in 2001 due to the pre-tax loss of $11.5 million on the sale and write-down of Internet investments during the first quarter of 2001.

The effective tax rate was 37.2% for the first quarter ended March 31, 2002, compared to 40.3% for the comparable period in 2001. The decrease in the effective tax rate from 2001 to 2002 was primarily due to the non-amortization of goodwill and certain other intangible assets in 2002.

LIQUIDITY & CAPITAL RESOURCES

Cash flow from operations is the company's primary source of liquidity. Management is focused on growing cash flow and on managing cash effectively. In addition, the company uses financial leverage to minimize the overall cost of capital and maintain adequate operating and financial flexibility.

The company invests excess cash in short-term investments to meet projected cash needs from operations, capital expenditures and other business purposes. The company supplements internally generated cash with a combination of short- and long-term borrowings. Commercial paper outstanding at March 31, 2002, was $464.1 million, with an average effective interest rate of 1.8%. As of March 31, 2002, the company's $895 million revolving credit agreement, which backs up the commercial paper outstanding, had remaining availability of $430.9 million.

During the second quarter of 2001 and the first quarter of 2002, the company entered into certain interest rate swap agreements. The principal objective of such agreements is to maintain a roughly equal balance between fixed and floating interest rates in the company's debt structure. The swap agreements expire at various dates in 2005, 2007, 2009 and 2011 and convert an aggregate principal amount of $500 million of fixed rate, long-term debt into variable rate borrowings. The variable interest rates are based on 3- or 6-month LIBOR plus a rate spread. As of March 31, 2002, the weighted average variable interest rates under these agreements were 4.2% versus the fixed rates of 7.8%.

Cash provided by operating activities was $153.5 million for the quarter ended March 31, 2002, compared to $90.0 million for the quarter ended April 1, 2001. The increase in cash provided by operating activities is due to a non-recurring $40 million contribution to a health and welfare trust in the first quarter of 2001, an increase in distributions in excess of earnings of investees, as well as the timing of payments in certain current assets and liabilities.

Cash required for investing activities in the first quarter of 2002 was $14.9 million compared to $13.8 million in the first quarter of 2001. The increase in cash required was due to higher proceeds from the sale of investments in 2001 offset by lower capital expenditures in 2002.

Cash required for financing activities for the quarter ended March 31, 2002 was $129.2 million compared to $77.9 million for the quarter ended April 1, 2001. The increase in cash required for financing activities is due to the reduction of debt in the first quarter of 2002.

During the quarter ended March 31, 2002, the company repurchased a total of 1.2 million common shares at a total cost of $81.8 million and average cost of $66.73 per share. At March 31, 2002, the company has remaining authorization to repurchase 4.3 million shares of its common stock. The company received $47.3 million from the issuance of shares to employees under the company's stock option and stock purchase plans.

For the quarter ended March 31, 2002, the company's interest coverage ratio (defined as operating income plus depreciation and amortization divided by interest expense), was 7.7 to 1 compared to 5.8 to 1 for the same period in 2001. The increase in the interest coverage ratio from the quarter ended April 1, 2001, was due to a decrease in interest expense as a result of a lower average debt balance and a decline in interest rates. The company's recurring cash flow to debt ratio (defined as net income plus depreciation and amortization for the previous four quarters divided by debt, and excluding the 53rd week in 2000, gains and losses on investments in all affected quarters, severance expense in the fourth quarter of 2000, the workforce reduction charge in the second quarter of 2001, and the impact of the change in accounting for amortization of goodwill and other intangible assets in all years), was 26.2% as of the first quarter of 2002 compared to 29.2% as of the first quarter of 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company has no material changes to the disclosure made on this matter in the Company's annual report on Form 10-K for the year ended December 30, 2001.

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

                                       KNIGHT-RIDDER, INC.
                                       (Registrant)


Date:  May 13, 2002                    /s/ GARY R. EFFREN
                                       -----------------------------------------
                                           Gary R. Effren
                                           Senior Vice President/Finance and
                                           Chief Financial Officer
                                           (Chief Accounting Officer and Duly
                                           Authorized Officer of Registrant)