Form 10-Q
period 2002-06-30
KNIGHT RIDDER INC
filed 2002-08-09
CIK 205520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________

Commission file number 1-7553

             KNIGHT-RIDDER, INC.
(Exact name of registrant as specified in its charter)

FLORIDA	38-0723657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 W. SAN FERNANDO ST., SUITE 1500, SAN JOSE, CA 95113
(Address of principal executive offices)
(Zip Code)

                (408) 938-7700
(Registrant's telephone number, including area code)

----------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of August 5, 2002, 83,255,061 shares of Common Stock, $.02 1/12 par value, were outstanding.

Table of Contents for Form 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
(In thousands, except per share data)

	June 30, 2002 (unaudited)	December 30, 2001
ASSETS
Current Assets
Cash	$ 38,259	$ 37,287
Accounts receivable, net of allowances of $23,190 in 2002 and $23,811 in 2001	337,988	391,788
Inventories	44,825	43,240
Prepaid expense	46,023	35,464
Other current assets	24,364	27,792

Total Current Assets	491,459	535,571

Investments and Other Assets
Equity in unconsolidated companies and joint ventures	349,164	393,777
Other	209,010	193,685

Total Investments and Other Assets	558,174	587,462

Property, Plant and Equipment
Land and improvements	99,477	99,605
Buildings and improvements	495,221	492,576
Equipment	1,311,076	1,301,826
Construction and equipment installations in progress	22,479	43,772

	1,928,253	1,937,779
Less accumulated depreciation	(953,061)	(922,453)

Net Property, Plant and Equipment	975,192	1,015,326

Goodwill and Other Identified Intangible Assets
Goodwill	1,748,229	1,748,229
Newspaper mastheads	284,284	284,284
Other, less accumulated amortization of $39,740 in 2002 and $36,329 in 2001	39,259	42,504

Total Goodwill and Other Identified Intangible Assets, net	2,071,772	2,075,017

Total	$ 4,096,597	$ 4,213,376

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 107,801	$ 110,333
Accrued expenses and other liabilities	114,308	112,946
Accrued compensation and amounts withheld from employees	98,390	107,842
Federal and state income taxes	71,475	30,844
Deferred revenue	79,648	77,368
Short-term borrowings and current portion of long-term debt	39,993	40,699

Total Current Liabilities	511,615	480,032

Noncurrent Liabilities
Long-term debt	1,475,047	1,582,888
Deferred Federal and state income taxes	246,370	255,266
Postretirement benefits other than pensions	136,962	136,134
Employment benefits and other noncurrent liabilities	175,951	197,448

Total Noncurrent Liabilities	2,034,330	2,171,736

Minority Interests in Consolidated Subsidiaries	1,412	1,320

Commitments and Contingencies
Shareholders' Equity
Common stock, $.02 1/12 par value; shares authorized - 250,000,000;
shares issued - 83,230,528 in 2002 and 84,012,749 in 2001	1,734	1,750
Additional capital	1,029,095	984,830
Retained earnings	520,235	575,649
Treasury stock, at cost, 32,662 shares in 2002 and 34,757 shares in 2001	(1,824)	(1,941)

Total Shareholders' Equity	1,549,240	1,560,288

Total	$ 4,096,597	$ 4,213,376

See “Notes to Consolidated Financial Statements.”

CONSOLIDATED STATEMENT OF INCOME
(Unaudited in thousands except per share data)

	Quarter Ended		Two Quarters Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
OPERATING REVENUE
Advertising
Retail	$ 271,779	$ 270,317	$ 515,410	$ 516,670
General	72,170	77,641	147,053	157,425
Classified	212,487	228,677	414,020	475,696

Total	556,436	576,635	1,076,483	1,149,791
Circulation	122,270	127,738	248,695	256,879
Other	36,398	34,064	68,138	67,165

Total Operating Revenue	715,104	738,437	1,393,316	1,473,835

OPERATING COSTS
Labor and employee benefits	280,299	363,139	558,716	655,731
Newsprint, ink and supplements	87,301	114,355	177,972	230,551
Other operating costs	157,557	161,233	314,094	324,178
Depreciation and amortization	32,484	47,078	64,241	94,234

Total Operating Costs	557,641	685,805	1,115,023	1,304,694

OPERATING INCOME	157,463	52,632	278,293	169,141

OTHER INCOME (EXPENSE)
Interest expense	(18,833)	(26,706)	(38,706)	(54,926)
Interest expense capitalized	197	557	476	1,038
Interest income	91	257	164	542
Equity in earnings (losses) of unconsolidated
companies and joint ventures	(6,703)	935	(22,172)	(3,842)
Minority interests	(2,975)	(1,157)	(4,913)	(4,095)
Other, net	(6,954)	(4,510)	(8,424)	(17,577)

Total	(35,177)	(30,624)	(73,575)	(78,860)

Income before income taxes and cumulative effect of
change in accounting principle of unconsolidated
company	122,286	22,008	204,718	90,281
Income taxes	45,492	8,582	76,156	36,118

Net Income before cumulative effect of change in
accounting principle of unconsolidated company	$ 76,794	$ 13,426	$ 128,562	$ 54,163

Cumulative effect of change in accounting principle
of unconsolidated company	$ --	$ --	$ (24,279)	$ --

Net Income	$ 76,794	$ 13,426	$ 104,283	$ 54,163

NET INCOME PER SHARE - BEFORE
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE OF UNCONSOLIDATED COMPANY
Basic	$ 0.92	$ 0.15	$ 1.54	$ 0.67

Diluted	$ 0.90	$ 0.15	$ 1.50	$ 0.63

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE OF UNCONSOLIDATED COMPANY - PER SHARE
Basic	$ --	$ --	$ (0.29)	$ --

Diluted	$ --	$ --	$ (0.28)	$ --

NET INCOME PER SHARE
Basic	$ 0.92	$ 0.15	$ 1.25	$ 0.67

Diluted	$ 0.90	$ 0.15	$ 1.22	$ 0.63

DIVIDENDS DECLARED PER COMMON SHARE	$ 0.25	$ 0.25	$ 0.50	$ 0.50

AVERAGE SHARES OUTSTANDING (000's)
Basic	83,408	73,456	83,713	73,419

Diluted	85,377	74,661	85,727	85,655

See "Notes to Consolidated Financial Statements."

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	Two Quarters Ended
	June 30, 2002	July 1, 2001
CASH PROVIDED BY (REQUIRED FOR) OPERATING ACTIVITIES
Net income	$ 104,283	$ 54,163
Noncash items deducted from (included in) income:
Depreciation	59,577	57,081
Amortization of goodwill and other intangible assets	3,411	34,361
Amortization of other assets	1,253	2,792
Cumulative effect of change in accounting principle	24,279
Losses on sales and write-down of investments	7,435	11,538
Benefit for deferred taxes	(8,896)	(4,279)
Provision for bad debts	10,177	13,701
Distributions in excess of earnings in investees	34,535	7,527
Minority interests in earnings of consolidated subsidiaries	4,913	4,095
Other items, net	10,584	8,482
Change in certain assets and liabilities:
Accounts receivable	43,624	31,673
Inventories	(1,585)	(9,237)
Other assets	(31,629)	(41,811)
Accounts payable	10,632	(13,694)
Federal and state income taxes	49,524	(18,992)
Other liabilities	(25,205)	67,734

Net Cash Provided by Operating Activities	296,912	205,134

CASH PROVIDED BY (REQUIRED FOR) INVESTING ACTIVITIES
Additions to property, plant and equipment	(23,057)	(50,890)
Proceeds from sales of investments	1,776	13,125
Other investments, net	(11,437)	(4,591)

Net Cash Required for Investing Activities	(32,718)	(42,356)

CASH PROVIDED BY (REQUIRED FOR) FINANCING ACTIVITIES
Net decrease in debt, net of unamortized discount	(124,289)	(44,886)
Payment of cash dividends	(41,926)	(42,167)
Issuance of common stock to employees and directors	63,948	41,425
Purchase of treasury stock	(143,935)	(113,505)
Other items, net	(17,020)	(13,604)

Net Cash Required for Financing Activities	(263,222)	(172,737)

Net Increase (Decrease) in Cash	972	(9,959)
Cash and short-term cash
investments at beginning of the period	37,287	41,661

Cash and short-term cash
investments at end of the period	$ 38,259	$ 31,702

SUPPLEMENTAL CASH FLOW INFORMATION:
Noncash financing activities:
Conversion of preferred stock to common stock
Preferred Stock	--	(156)
Additional Capital		(58,400)
Issuance of common stock upon conversion to preferred stock
Common Stock		32
Additional Capital		58,524

See “Notes to Consolidated Financial Statements.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Knight-Ridder, Inc. (the company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and two quarters ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 29, 2002. For further information, refer to the consolidated financial statements and footnotes thereto, as well as the critical accounting policies in Management’s Discussion and Analysis, included in the company’s annual report on Form 10-K for the year ended December 30, 2001.

Certain amounts in 2001 have been reclassified to conform to the 2002 presentation.

NOTE 2 — COMPREHENSIVE INCOME

The following table sets forth the computation of comprehensive income (in thousands):

	Quarter Ended		Two Quarters Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Net income	$76,794	$13,426	$104,283	$ 54,163

Total unrealized losses on securities available for sale				(5,798)
Less: reclassification adjustment for realized
losses, net of taxes				7,099

Change in accumulated other comprehensive income				1,301

Total comprehensive income	$76,794	$13,426	$104,283	$ 55,464

NOTE 3 — DEBT

Debt consisted of the following (in thousands):

	Effective Interest	Balance At
	Rate as of June 30, 2002	June 30, 2002	December 30, 2001
Commercial paper, net of discount (a)	1.9%	$ 402,860	$ 527,148
Debentures, net of discount (b)	7.5%	198,878	198,795
Debentures, net of discount (c)	7.8%	95,025	94,927
Debentures, net of discount (d)	7.1%	296,747	296,686
Notes payable, net of discount (e)	2.9%	98,781	98,667
Notes payable, net of discount (f)	5.9%	297,416	297,277
Senior notes, net of discount (g)	2.7%	99,655	99,605
Notes payable, other	6.1%	144	850
Fair market value of interest swaps		25,534	9,632

Total Debt (h)	5.0%	1,515,040	1,623,587
Less amounts classified as current		39,993	40,699

Total long-term debt	5.0%	$1,475,047	$1,582,888

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
(h)  Interest payments for the three months ended June 30, 2002 and July 1, 2001 were
       $39.9 million and $63.4 million, respectively.

NOTE 4 – INCOME TAX PAYMENTS

Income tax payments for the two quarters ended June 30, 2002 and July 1, 2001 were $34.1 million and $59.4 million, respectively.

NOTE 5 – EQUITY

Earnings per Share:

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Quarter Ended		Two Quarters Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Net income before cumulative effect of
change in accounting principle	$76,794	$13,426	$ 128,562	$54,163

Cumulative effect of change in accounting
principle	--	--	(24,279)	--

Net income	$76,794	$13,426	$ 104,283	$54,163
Less dividends on preferred stock	--	2,387	--	5,163

Net income attributable to common stock	$76,794	$11,039	$ 104,283	$49,000

Average shares outstanding (basic)	83,408	73,456	83,713	73,419

Effect of dilutive securities:
Weighted average preferred stock, as converted	--	--	--	10,846
Stock options	1,969	1,205	2,014	1,390

Average shares outstanding (diluted)	85,377	74,661	85,727	85,655

Net income per share - before cumulative
effect of change in accounting principle
Basic	$ 0.92	$ 0.15	$ 1.54	$ 0.67

Diluted	$ 0.90	$ 0.15	$ 1.50	$ 0.63

Cumulative effect of change in accounting
principle
Basic	$ 0.00	$ 0.00	$ (0.29)	$ 0.00

Diluted	$ 0.00	$ 0.00	$ (0.28)	$ 0.00

Net income per share
Basic	$ 0.92	$ 0.15	$ 1.25	$ 0.67

Diluted	$ 0.90	$ 0.15	$ 1.22	$ 0.63

In the quarter ended July 1, 2001, the impact of the conversion of preferred stock for the computation of diluted net income per share was anti-dilutive and therefore no conversion was assumed in the computation.

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

The two lawsuits were initially stayed pending disposition by the U.S. Supreme Court of New York Times Company et al. v. Tasini et al., No. 00-21. On June 25, 2001, the Supreme Court ruled that the defendants in Tasini did not have a privilege under Section 201 of the Copyright Act to republish articles previously appearing in print publications absent the author’s separate permission for electronic republication. The judge has ordered the parties in the Multi-District Litigation to try to resolve the claims through mediation, which commenced November 2001, and the parties have agreed to a limited stay to respond to the complaint during such mediation, which may be terminated by the plaintiffs upon 30 days prior written notice. In September 2001, the plaintiffs submitted an amended complaint, which named the company as an additional defendant and makes reference to Knight Ridder Digital, a wholly owned subsidiary of the company.

Plaintiffs in the Multi-District Litigation seek actual damages, statutory damages and injunctive relief, among other remedies. The company and MediaStream intend to contest liability and vigorously defend their positions in the litigation, including opposing class certification. In addition, MediaStream has indemnity agreements from various content providers supplying articles to MediaStream’s databases that could mitigate its potential exposure. Management is currently unable to predict whether an unfavorable outcome is likely or the magnitude of any potential loss.

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

NOTE 7 – BUSINESS SEGMENT INFORMATION

Although not required to do so, the company reports its online operations as a separate reportable business segment from its newspaper operations pursuant to FASB 131, Disclosures about Segments of an Enterprise and Related Information. FASB 131 requires disclosure of certain information about reportable operating segments management believes are important and allows users to assess the performance of individual operating segments in the same way that management reviews performance and makes decisions.

Financial data for the company’s segments is as follows (in thousands):

	Quarter Ended		Two Quarters Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Operating revenue
Newspapers	$ 700,883	$ 727,737	$ 1,366,205	$ 1,452,770
Online	14,221	10,700	27,111	21,065

	$ 715,104	$ 738,437	$ 1,393,316	$ 1,473,835

Operating income (loss)
Newspapers	$ 169,169	$ 67,171	$ 301,705	$ 201,521
Online	(2,606)	(7,886)	(6,509)	(18,983)
Corporate	(9,100)	(6,653)	(16,903)	(13,397)

	$ 157,463	$ 52,632	$ 278,293	$ 169,141

Depreciation and amortization
Newspapers	$ 29,428	$ 44,905	$ 59,009	$ 89,817
Online	1,563	757	2,332	1,504
Corporate	1,493	1,416	2,900	2,913

	$ 32,484	$ 47,078	$ 64,241	$ 94,234

NOTE 8 – WORKFORCE REDUCTION PLAN

Due to the slowing economy and the resulting decline in advertising revenue, the company announced in the second quarter of 2001 a workforce reduction program affecting the majority of its newspapers. The workforce reduction plan eliminated approximately 1,600 positions through early retirement programs as well as voluntary and involuntary buyouts and attrition. As a result of this plan, the company incurred charges of $78.5 million, or $47.1 million net of tax, related to employee severance costs and benefits during the second quarter of 2001. As of June 30, 2002, the plan is complete and substantially all pay outs have been made.

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the Financial Accountants Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001 the company has applied the new accounting rules beginning December 31, 2001.

Pursuant to the provisions of SFAS 142, the company completed the evaluation of its goodwill and other intangible assets during the second quarter of 2002 and no impairment was indicated. However, the company owns 50% of Career Holdings, Inc., parent company of CareerBuilder, Inc., which completed its evaluation of goodwill in the second quarter of 2002. The company records its investments in Career Holdings under the equity method of accounting. The company has reflected its share of Career Holdings’ impairment of goodwill, $24.3 million, or $.28 per diluted share, arising from its adoption of SFAS 142, as a cumulative effect of a change in accounting principle consistent with Career Holdings’ characterization of the writedown.

The following table shows a 2002 versus 2001 net income comparison had SFAS 142 been applied at the beginning of fiscal 2001 (in thousands, except per share amounts):

	Quarter Ended		Two Quarters Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Net Income before cumulative effect of
change in accounting principle of unconsolidated company	$ 76,794	$ 13,426	$ 128,562	$ 54,163

Cumulative effect of change in accounting
principle of unconsolidated company	--	--	$ (24,279)	--

Goodwill and other intangibles amortization	--	13,825	--	27,650

Adjusted Net Income	$ 76,794	$ 27,251	$ 104,283	$ 81,813

Basic Earnings per Share as Reported	$ 0.92	$ 0.15	$ 1.54	$ 0.67

Cumulative effect of change in accounting
principle of unconsolidated company	--	--	(0.29)	--

Goodwill and other intangibles amortization		0.19		0.38

Adjusted Basic Earnings per Share	$ 0.92	$ 0.34	$ 1.25	$ 1.05

Diluted Earnings per Share as Reported	$ 0.90	$ 0.15	$ 1.50	$ 0.63

Cumulative effect of change in accounting
principle of unconsolidated company	--	--	(0.28)	--

Goodwill and other intangibles amortization	--	0.16	--	0.32

Adjusted Diluted Earnings per Share	$ 0.90	$ 0.31	$ 1.22	$ 0.95

Goodwill and other intangible assets at June 30, 2002 consisted of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets continuing to be amortized:

Advertisers list	$ 43,558	$ 20,417	$ 23,141
Subscribers list	33,651	18,831	14,820
Other	860	391	469

Total	$ 78,069	$ 39,639	$ 38,430

Goodwill and other intangible assets no longer being amortized:

Goodwill			$ 1,748,229
Newspaper mastheads			284,284
Other			829

Total			$ 2,033,342

Total goodwill and other intangible assets, net of accumulated amortization			$ 2,071,772

The aggregate weighted-average amortization period for all intangible assets continuing to be amortized is 11.0 years, comprised of 12.2 years for advertiser lists, 9.5 years for subscriber lists and 10.0 years for other.

Estimated annual aggregate amortization expense will be approximately $6.8 million from 2002 through 2006 and $4.1 million in 2007.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements contained in this Form 10-Q are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated.

Potential risks and uncertainties that could adversely affect the company’s ability to obtain these results include, without limitations, the following factors: (a) increased consolidation among major retailers or other events that may adversely affect business operations of major customers and depress the level of local and national advertising; (b) an accelerated economic downturn in some or all of the company’s principal newspaper markets that may lead to decreased circulation or decreased local or national advertising; (c) a decline in general newspaper readership patterns as a result of competitive alternative media or other factors; (d) an increase in newsprint costs over the levels anticipated; (e) labor disputes or shortages that may cause revenue declines or increased labor costs; (f) disruptions in electricity and natural gas supplies and increases in energy costs; (g) acquisitions of new businesses or dispositions of existing businesses; (h) increases in interest or financing costs or availability of credit; (i) rapid technological changes and frequent new product introductions prevalent in electronic publishing, including the evolution of the Internet; and (j) acts of war, terrorism or other events that may adversely affect the company’s operations or the operations of key suppliers to the company.

RESULTS OF OPERATIONS: SECOND QUARTER ENDED JUNE 30, 2002 COMPARED TO SECOND QUARTER ENDED JULY 1, 2001

The following table sets forth the results of operations for the quarters ended June 30, 2002 and July 1, 2001 (in thousands, except per share amounts):

	Quarter Ended
	June 30 2002	July 1, 2001	% Change
Operating revenue	$715,104	$738,437	-3.2%

Operating income	$157,463	$ 52,632	199.2%

Net Income (GAAP)	$ 76,794	$ 13,426	472.0%

Proforma Adjustments, net of tax:
Goodwill and other intangibles amortization	--	13,825
Workforce Reduction		47,100

Proforma Adjusted Net Income	$ 76,794	$ 74,351	3.3%

Diluted Earnings per Share (GAAP)	$ 0.90	$ 0.15	500.0%

Proforma Adjustments, net of tax:
Goodwill and other intangibles amortization	--	0.16
Workforce Reduction		0.56

Proforma Adjusted Diluted Earnings per Share	$ 0.90	$ 0.87	3.4%

NEWSPAPER DIVISION

Operating Revenue

The table below presents operating revenue and related statistics for newspaper operations for the quarter ended June 30, 2002 compared to the quarter ended July 1, 2001 (in thousands):

	Quarter Ended
	June 30, 2002	July 1, 2001	Variance	% Change

Operating revenues
Advertising
Retail	$271,779	$270,318	$ 1,461	0.5%
General	72,170	77,641	(5,471)	-7.0%
Classified	212,487	228,677	(16,190)	-7.1%

Total	556,436	576,636	(20,200)	-3.5%

Circulation	122,270	127,738	(5,468)	-4.3%
Other	22,177	23,363	(1,186)	-5.1%

Total operating revenue	$700,883	$727,737	$(26,854)	-3.7%

Average daily circulation
Daily	3,822	3,788	34	0.9%
Sunday	5,139	5,121	18	0.4%

Advertising linage
Full run
Retail	3,979.0	4,025.8	(46.8)	-1.2%
General	628.9	693.6	(64.8)	-9.3%
Classified	4,674.9	4,644.6	30.3	0.7%

Total full run	9,282.8	9,364.0	(81.3)	-0.9%

Factored part-run	577.9	544.1	33.8	6.2%

Total preprints inserted	1,732.6	1,653.7	78.9	4.8%

Advertising revenue and linage for the quarter ended June 30, 2002 declined compared to the same quarter of the prior year due primarily to decreases in classified recruitment and general advertising, down $21.5 million, or 24.7%, and $5.5 million, or 7.0%, respectively.

Retail advertising increased $1.5 million, or 0.5%, during the quarter ended June 30, 2002 compared to the same period last year, on a 6.6% increase in preprint advertising revenue and a 37.7% increase in total market coverage/alternate distribution advertising revenue, partially offset by a 3.7% decrease in full-run advertising revenue.

General advertising revenue for the quarter ended June 30, 2002 was below the comparable quarter in 2001 by $5.5 million, or 7.0%, with a 9.3% decrease in full run linage. The largest decreases were in San Jose ($2.6 million or 24.5%), Philadelphia ($1.8 million or 8.1%) and Saint Paul ($1.1 million or 29.5%). The decline in San Jose was from the technology, travel, pharmaceutical, utilities, preprint and government categories. Philadelphia had shortfalls in travel, telecommunications, financial, pharmaceuticals, entertainment and department stores. Saint Paul experienced declines in the food, technology and automotive sectors.

Classified revenue was down $16.2 million, or 7.1% in the second quarter of 2002, compared to the second quarter of 2001, due to classified recruitment, down $21.5 million, or 24.7%. While there were declines in recruitment revenue in most major markets during the second quarter of 2002 compared to the same period in 2001, the following properties were responsible for the majority of the decrease: San Jose ($6.7 million or 48.4%), Philadelphia ($4.2 million or 23.0%), Fort Worth ($2.1 million 30.2%) and Kansas City ($1.8 million or 19.8%). Partially offsetting these declines, classified automotive revenue increased 6.2%, with increases in Kansas City ($768,000 or 14.2%), Charlotte ($740,000 or 21.2%) and Philadelphia ($706,000 or 16.3%). Classified real estate revenue was also up 1.0%, due to increases in Saint Paul and Philadelphia.

Circulation revenue declined $5.5 million, or 4.3%, in the quarter ended June 30, 2002 compared to the same period last year, while average daily copies increased from the prior year’s second quarter by 33,963, or 0.9%, and Sunday copies increased by 18,265, or 0.4%. The decrease in revenue was due to an increase in discounted orders and Sunday single copy price reductions in five markets.

Other revenue declined $1.2 million, or 5.1%, for the quarter ended June 30, 2002 compared to the quarter ended July 1, 2001 with decreases in commercial printing, augmentation revenue and newsprint waste sales.

Operating Costs

The table below presents operating costs for newspaper operations for the quarter ended June 30, 2002 compared to the quarter ended July 1, 2001 (in thousands):

	Quarter Ended
	June 30, 2002	July 1, 2001	Variance	% Change
Operating costs
Labor and employee benefits	$ 267,238	$ 351,964	$ (84,726)	-24.1%
Newsprint, ink and supplements	89,970	117,249	(27,279)	-23.3%
Other operating costs	145,078	146,448	(1,370)	-0.9%
Depreciation and amortization	29,428	44,905	(15,477)	-34.5%

Total operating costs	$ 531,714	$ 660,566	$(128,852)	-19.5%

Total operating costs were down $128.9 million, or 19.5%, in the second quarter of 2002 compared to the second quarter of 2001. Excluding the workforce reduction charge and the effect of the change in goodwill and other intangible amortization in 2001, total operating costs declined $35.1 million, or 6.2%.

Labor and employee benefits decreased $84.7 million, or 24.1%, in the second quarter of 2002 from the second quarter of 2001 as a result of the 2001 workforce reduction charge of $78.5 million and a 9.4% decline in the number of full-time equivalent employees (FTEs). This was partially offset by a 2.6% increase in the average wage rate in the second quarter of 2002 compared to the second quarter of 2001.

Newsprint, ink and supplements decreased in the second quarter of 2002 from the second quarter of 2001 by $27.3 million, or 23.3%, due to a 23.8% decrease in the price per ton of newsprint and a 2.8% decline in consumption.

Other operating costs decreased in the second quarter of 2002 from the second quarter of 2001 by $1.4 million, or 0.9%, primarily due to a decline in bad debt expense.

Depreciation and amortization declined $15.5 million, or 34.5%, in the second quarter of 2002 compared to the second quarter of 2001. The company adopted SFAS 142 in the first quarter of fiscal year 2002. Not amortizing goodwill caused an increase in operating income of $15.2 million, and an increase in net income of $13.8 million, or $.16 per share, in the second quarter of 2002. Excluding the effect from the adoption of SFAS 142, depreciation and amortization expense decreased $261,000, or 0.9%.

ONLINE DIVISION

The table below presents the operating results and related statistics for online operations for the quarter ended June 30, 2002 compared to the quarter ended July 1, 2001 (in thousands):

	Quarter Ended
	June 30, 2002	July 1, 2001	Variance	% Change
Operating revenue	$ 14,221	$ 10,700	$ 3,521	32.9%
Operating costs
Labor and employee benefits	7,548	8,270	$ (722)	-8.7%
Other operating costs	7,716	9,559	(1,843)	-19.3%
Depreciation and amortization	1,563	757	806	106.5%

Total operating costs	$ 16,827	$ 18,586	$ (1,759)	-9.5%

Operating Loss	$ (2,606)	$ (7,886)	$ 5,280	67.0%

Unique visitors	6,291	5,507	784	14.2%

Operating revenue for the second quarter of 2002 increased from the same period in 2001 primarily due to increases in recruitment packages and recruitment upsell. Reach for Knight Ridder Digital properties, defined as the percentage of all online users in the nation who used any of Knight Ridder Digital’s websites, increased from 4.9% in the second quarter of 2001 to 5.0% in the second quarter of 2002, and resulted in an increase in unique visitors. Knight Ridder Digital’s Real Cities network increased to 56 cities on July 15, 2002, covering 18 of the top 25 markets.

The decrease in labor and employee benefits for the second quarter of 2002 compared to the same quarter last year was primarily due to an FTE reduction of 98, or 28.4%. Other operating costs for the second quarter of 2002 declined from the same quarter last year due to decreases in content and wire service fees, advertising and promotion costs, and bad debt expense. Offsetting these decreases in other operating costs was an increase in software costs. Depreciation and amortization expense in the second quarter of 2002 increased due to new Knight Ridder Digital offices and the implementation of a single digital platform (a shared content management and web serving database for all of the Knight Ridder Digital websites).

CORPORATE AND OTHER NON-OPERATING ITEMS

Interest expense, net of interest income and capitalized interest, decreased $7.3 million, or 28.4%, in the quarter ended June 30, 2002 from the quarter ended July 1, 2001 due to a lower average debt balance and a lower weighted-average interest rate. Weighted-average interest rates were lower due to a general decline in short-term interest rates.

Equity in losses of unconsolidated companies and joint ventures for the quarter ended June 30, 2002 increased by $7.6 million from the comparable period in 2001. Contributing to the year-over-year increase were losses from newsprint mill investments due to declining newsprint prices. Partially offsetting these losses were an increase in earnings from the Seattle Times and a decrease in losses from Career Holdings.

The effective tax rate was 37.2% for the second quarter ended June 30, 2002 compared to 39.0% for the comparable period in 2001. The decrease in the effective tax rate from 2001 to 2002 was primarily due to the amortization of non-deductible goodwill and certain other intangible assets in 2001.

RESULTS OF OPERATIONS: TWO QUARTERS ENDED JUNE 30, 2002 COMPARED TO TWO QUARTERS ENDED JULY 1, 2001

The following table sets forth the results of operations for the two quarters ended June 30, 2002 and July 1, 2001 (in thousands, except per share amounts):

	Two Quarters Ended
	June 30 2002	July 1, 2001	% Change
Operating revenue	$1,393,316	$1,473,835	-5.5%

Operating income	$ 278,293	$ 169,141	64.5%

Net Income (GAAP)	$ 104,283	$ 54,163	92.5%

Proforma Adjustments, net of tax:
Cumulative effect of change in accounting principle	24,279
Losses on sales/write-down of investments		7,099
Goodwill and other intangibles amortization		27,650
Workforce Reduction		47,100

Proforma Adjusted Net Income	$ 128,562	$ 136,012	-5.5%

Diluted Earnings per Share (GAAP)	$ 1.22	$ 0.63	93.7%

Proforma Adjustments, net of tax:
Cumulative effect of change in accounting principle	0.28
Losses on sales/write-down of investments		0.09
Goodwill and other intangibles amortization		0.32
Workforce Reduction		0.55

Proforma Adjusted Diluted Earnings per Share	$ 1.50	$ 1.59	-5.7%

NEWSPAPER DIVISION

Operating Revenue

The table below presents operating revenue and related statistics for newspaper operations for the two quarters ended June 30, 2002 compared to the two quarters ended July 1, 2001 (in thousands):

	Two Quarters Ended
	June 30, 2002	July 1, 2001	Variance	% Change
Operating revenues
Advertising
Retail	$ 515,410	$ 516,670	$ (1,260)	-0.2%
General	147,053	157,425	(10,372)	-6.6%
Classified	414,020	475,696	(61,676)	-13.0%

Total	1,076,483	1,149,791	(73,308)	-6.4%

Circulation	248,695	256,879	(8,184)	-3.2%
Other	41,027	46,100	(5,073)	-11.0%

Total operating revenue	$1,366,205	$1,452,770	(86,565)	-6.0%

Average daily circulation
Daily	3,853	3,838	15	0.4%
Sunday	5,165	5,189	(24)	-0.5%

Advertising linage
Full run
Retail	7,615.7	7,621.5	(5.8)	-0.1%
General	1,229.8	1,327.6	(97.8)	-7.4%
Classified	8,925.3	9,059.0	(133.7)	-1.5%

Total full run	17,770.8	18,008.1	(237.3)	-1.3%

Factored part-run	1,099.0	1,141.3	(42.3)	-3.7%

Total preprints inserted	3,308.6	3,365.5	(56.9)	-1.7%

Advertising revenue and linage for the two quarters ended June 30, 2002 declined compared to the same period of the prior year due primarily to decreases in classified recruitment and general advertising, down $71.1 million, or 35.2%, and $10.4 million, or 6.6%, respectively.

Retail advertising decreased $1.3 million, or 0.2%, during the two quarters ended June 30, 2002 compared to the same period last year on a 0.1% decline in full run linage. The decline was primarily due to continuing advertising softness in markets including, Kansas City, Akron and Charlotte.

General advertising revenue for the two quarters ended June 30, 2002 was below the comparable period in 2001 by $10.4 million, or 6.6%, on a 7.4% decrease in full run linage. The largest decreases were in San Jose ($5.3 million or 24.5%), Saint Paul ($2.0 million or 26.3%) and Philadelphia ($1.6 million or 3.7%). The decrease in general advertising revenue was primarily due to reductions in the technology and travel categories.

Classified revenue was down $61.7 million, or 13.0%, in the first two quarters of 2002 compared to the first two quarters of 2001. Classified recruitment drove the decline, down $71.1 million, or 35.2%. While there were declines in recruitment revenue in most major markets during the first two quarters of 2002 compared to the same period in 2001, the following properties were responsible for the majority of the decrease: San Jose ($21.7 million or 60.5%), Philadelphia ($15.1 million or 34.3%), Kansas City ($5.9 million or 29.6%) and Fort Worth ($5.6 million or 37.2%). Partially offsetting these declines, classified automotive revenue increased 6.0%, with growth in Charlotte, Philadelphia, Kansas City and Fort Worth. Classified real estate revenue was also up 2.1%, due to increases in San Jose, Contra Costa, and Saint Paul.

Circulation revenue declined $8.2 million, or 3.2%, for the first two quarters of 2002 compared to the first two quarters of 2002, while average daily copies increased from the prior year’s first two quarters by 0.4% and Sunday copies decreased by 0.5%. The decrease in revenue was due to an increase in discounted orders and Sunday single copy price reductions in five markets.

Other revenue declined $5.1 million, or 11.0%, for the two quarters ended June 30, 2002 compared to the two quarters ended July 1, 2001 with decreases in commercial printing and newsprint waste sales.

Operating Costs

The table below presents operating costs for newspaper operations for the two quarters ended June 30, 2002 compared to the two quarters ended July 1, 2001 (in thousands):

	Two Quarters Ended
	June 30, 2002	July 1, 2001	Variance	% Change
Operating costs

Labor and employee benefits	$ 533,443	$ 631,730	$ (98,287)	-15.6%
Newsprint, ink and supplements	183,249	236,470	(53,221)	-22.5%
Other operating costs	288,799	293,232	(4,433)	-1.5%
Depreciation and amortization	59,009	89,817	(30,808)	-34.3%

Total operating costs	$1,064,500	$1,251,249	$ (186,749)	-14.9%

Total operating costs were down $186.7 million, or 14.9%, in the first two quarters of 2002 compared to the first two quarters of 2001. Excluding the workforce reduction charge and the effect of the change in goodwill and other intangible amortization in 2001, total operating costs declined $77.8 million, or 6.8%.

Labor and employee benefits decreased $98.3 million, or 15.6%, in the first two quarters of 2002 compared to the first two quarters of 2001 as a result of a workforce reduction charge in 2001 of $78.5 million and a 1,925, or 10.1% decline in the number of FTEs. This was partially offset by a 3.0% average wage rate increase.

Newsprint, ink and supplements decreased in the first two quarters of 2002 from the same period in 2001 by $53.2 million, or 22.5%, due to a 20.1% decrease in the price per ton of newsprint and a 6.0% decline in consumption.

Other operating costs decreased in the first two quarters of 2002 from the same period in the prior year by $4.4 million, or 1.5%, primarily due to declines in bad debt expense and production costs.

Depreciation and amortization were down $30.8 million, or 34.3%, in the first two quarters of 2002 compared to the first two quarters of 2001. Not amortizing goodwill as a result of the adoption of SFAS 142 at the beginning of fiscal year 2002 caused an increase in operating income of $30.4 million, and an increase in net income of $27.6 million, or $.32 per share, in the first two quarters of 2002. Excluding the effect from the adoption of SFAS 142, depreciation and amortization expense decreased $376,000, or 0.6%.

ONLINE DIVISION

The table below presents operating results and related statistics for online operations for the two quarters ended June 30, 2002 compared to the two quarters ended July 1, 2001 (in thousands):

	Two Quarters Ended
	June 30, 2002	July 1, 2001	Variance	% Change

Operating revenue	$ 27,111	$ 21,065	$ 6,046	28.7%

Operating costs
Labor and employee benefits	14,490	17,492	(3,002)	-17.2%
Other operating costs	16,798	21,052	(4,254)	-20.2%
Depreciation and amortization	2,332	1,504	828	55.1%

Total operating costs	$ 33,620	$ 40,048	$ (6,428)	-16.1%

Operating Loss	$ (6,509)	$(18,983)	$ 12,474	65.7%

Unique visitors	12,535	11,244	1,291	11.5%

Operating revenue for the first two quarters of 2002 increased from the same period in 2001 primarily due to increases in recruitment packages and recruitment upsell. Reach for Knight Ridder Digital properties increased from 5.0% in the two quarters ended July 1, 2001 to 5.4% in the two quarters ended June 30, 2002 and resulted in an increase in unique visitors.

The decrease in labor and employee benefits for the first two quarters of 2002 compared to the same period in 2001 was primarily due to an FTE reduction of 121, or 32.2%. Other operating costs for the first two quarters of 2002 declined from the same period in 2001 due to decreases in content and wire service fees, advertising and promotion costs, and bad debt expense. Partially offsetting these decreases in other operating costs were increases in software costs and legal fees. Depreciation and amortization expense in the first two quarters of 2002 increased due to new Knight Ridder Digital offices and the implementation of a single digital platform.

CORPORATE AND OTHER NON-OPERATING ITEMS

Interest expense, net of interest income and capitalized interest, decreased $15.3 million, or 28.6%, from the two quarters ended July 1, 2001 due to a lower average debt balance and a lower weighted-average interest rate.

Equity in losses of unconsolidated companies and joint ventures for the two quarters ended June 30, 2002 increased by $18.3 million from the comparable period in 2001. Contributing to the year-over-year increases were losses from newsprint mill investments (due to declining newsprint prices), Classified Ventures and Career Holdings (which included a $7.5 million charge in March related to management changes and workforce reduction). Partially offsetting these losses was an increase in earnings from the Seattle Times.

Losses from “Other, net” items for the two quarters ended June 30, 2002 decreased $9.2 million from the same period in 2001 due to the pre-tax loss of $11.5 million on the sale and write-down of Internet-related investments during the first quarter of 2001.

The effective tax rate was 37.2% for the two quarters ended June 30, 2002 compared to 40.0% for the comparable period in 2001. The decrease in the effective tax rate from 2001 to 2002 was primarily due to amortization of non-deductible goodwill and certain other intangible assets in 2001.

LIQUIDITY & CAPITAL RESOURCES

Cash flow from operations is the company’s primary source of liquidity. Management is focused on growing cash flow and on managing cash effectively. In addition, the company uses financial leverage to minimize the overall cost of capital and maintain adequate operating and financial flexibility.

The company invests excess cash in short-term investments to meet projected cash needs from operations, capital expenditures and other business purposes. The company supplements internally generated cash with a combination of short- and long-term borrowings. Commercial paper outstanding at June 30, 2002 was $402.9 million, with an average effective interest rate of 1.9%. As of June 30, 2002 the company’s $895 million revolving credit agreement, which backs up the commercial paper outstanding, had remaining availability of $491.4 million.

During the second quarter of 2001 and the first quarter of 2002, the company entered into certain interest rate swap agreements. The principal objective of such agreements is to maintain a roughly equal balance between fixed and floating interest rates in the company’s debt structure. The swap agreements expire at various dates in 2005, 2007, 2009 and 2011 and convert an aggregate principal amount of $500 million of fixed rate, long-term debt into variable rate borrowings. The variable interest rates are based on 3- or 6-month LIBOR plus a rate spread. As of June 30, 2002 the weighted average variable interest rates under these agreements were 4.3% versus the fixed rates of 8.1%.

Cash provided by operating activities was $296.9 million for the two quarters ended June 30, 2002 compared to $205.1 million for the two quarters ended July 1, 2001. The increase in cash provided by operating activities was due to higher net income (due to prior year workforce reduction charges of $78.5 million), the cumulative effect of a change in accounting principle (a non-cash charge to earnings), higher distributions in excess of earnings from investees (due to an increase in non-cash losses of equity investees), and due to increased accruals for federal and state income taxes (due to timing of payments). These increases are offset by a $40 million cash contribution to certain defined benefit pension plans made during the second quarter of 2002.

Cash required for investing activities in the two quarters ended June 30, 2002 was $32.7 million compared to $42.4 million in the first two quarters of 2001. The decrease in cash required was due to higher proceeds from the sale of investments offset by lower capital expenditures.

Cash required for financing activities for the two quarters ended June 30, 2002 was $263.2 million compared to $172.7 million for the two quarters ended July 1, 2001. The increase in cash required for financing activities was due to the $124.3 million reduction of debt. During the two quarters ended June 30, 2002 the company repurchased a total of 2.1 million common shares at a total cost of $143.9 million and an average cost of $67.06 per share. At June 30, 2002 the company has remaining authorization to repurchase 3.3 million shares of its common stock. The company received $63.9 million from the issuance of shares to employees under the company’s stock option and stock purchase plans.

For the two quarters ended June 30, 2002 the company’s interest coverage ratio (defined as operating income plus depreciation and amortization divided by interest expense), was 8.8 to 1 compared to 4.8 to 1 for the same period in 2001. The increase in the interest coverage ratio from the two quarters ended July 1, 2001 was due to an increase in operating income and, to a lesser extent, a decrease in interest expense as a result of a lower average debt balance and a decline in interest rates. The company’s recurring cash flow to debt ratio , was 25.5% as of the second quarter of 2002 compared to 30.4% as of the second quarter of 2001. Recurring cash flow is defined as net income plus depreciation and amortization for the previous four quarters divided by debt. The calculation excludes the 53rd week in 2000, gains and losses on investments in all affected quarters, severance expense in the fourth quarter of 2000, the workforce reduction charge in the second quarter of 2001, and the impact of the change in accounting for amortization of goodwill and other intangible assets in all years.

The company’s operations have historically generated strong positive cash flow, which, along with the company’s commercial paper program, revolving credit line and ability to issue public debt, have provided adequate liquidity to meet the company’s short- and long-term cash requirements, including requirements for working capital and capital expenditures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company has no material changes to the disclosure made on this matter in the Company’s annual report on Form 10-K for the year ended December 30, 2001.

PART II —OTHER INFORMATION

Item 1.  Legal Proceedings

             Refer to Part 1, Item 1, Note 6, incorporated herein by reference.

Item 2.  Changes in Securities and Use of Proceeds

             None.

Item 3.  Defaults Upon Senior Securities

             None.

Item 4.  Submission of Matters to a Vote of Security Holders

             At the company’s Annual Meeting of Shareholders, held on April 23, 2002, shareholders approved the following:

(a)	A proposal to elect 5 directors; four for a three-year term ending in 2005 and one for a one-year term ending 2003, as follows:

	Common Stock Voted
	For	Withheld

James I. Cash, Jr	76,767,591	837,138
Patricia Mitchell	75,674,765	1,929,964
P. Anthony Ridder	76,707,499	897,230
Randall L. Tobias	76,739,821	864,908
John E. Warnock	75,679,663	1,925,066

Continuing Directors:

Kathleen F. Feldstein
Thomas P. Gerrity
Barbara Barnes Hauptfuhrer
M. Kenneth Oshman
Gonzalo F. Valdes-Fauli
John L. Weinberg

(b)	A proposal to ratify the appointment of Ernst &Young LLP as independent auditors of the company for the year 2002, as follows:

Common Stock Voted
For	Against	Abstain	Broker Non-Votes

76,299,095	1,005,389	300,245	0

(c)	A proposal to approve an amendment to the company’s Employee Stock Option Plan to increase the number of shares available for grant by four million, as follows:

Common Stock Voted
For	Against	Abstain	Broker Non-Votes

48,358,913	27,563,448	1,682,367	0

Item 5.  Other Information

              None.

Item 6.  Exhibits and Reports on Form 8-K

              None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNIGHT-RIDDER, INC. (Registrant)

Date: August 09, 2002	/s/ GARY R. EFFREN
Gary R. Effren
Senior Vice President/Finance and Chief Financial Officer (Chief Accounting Officer and Duly Authorized Officer of Registrant)