Form 10-Q
period 2002-09-29
KNIGHT RIDDER INC
filed 2002-11-05
CIK 205520

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 29, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 30, 2002, 82,349,967 shares of Common Stock, $.02 1/12 par value, were outstanding.

                         Table of Contents for Form 10-Q


                                                                            Page

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements
             Consolidated Balance Sheet ....................................  3
             Consolidated Statement of Income ..............................  4
             Consolidated Statement of Cash Flows ..........................  5
             Notes to Consolidated Financial Statements ....................  6

Item 2.   Management's Discussion and Analysis of Operations ............... 14

Item 3.   Quantitative and Qualitative Disclosures about Market Risk ....... 27

Item 4.   Controls and Procedures .......................................... 27

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings ................................................ 28

Item 2.   Changes in Securities and Use of Proceeds ........................ 28

Item 3.   Defaults Upon Senior Securities .................................. 28

Item 4.   Submission of Matters to a Vote of Security Holders .............. 28

Item 5.   Other Information ................................................ 28

Item 6.   Exhibits and Reports on Form 8-K ................................. 28

SIGNATURE .................................................................. 29

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
(In thousands, except per share data)


                                                                                     September 29,
                                                                                         2002       December 30,
                                                                                      (unaudited)       2001
                                                                                     ------------   ------------
ASSETS

Current Assets
     Cash                                                                            $     42,885   $     37,287
     Accounts receivable, net of allowances of $21,912 in 2002 and $23,811 in 2001        356,562        391,788
     Inventories                                                                           45,256         43,240
     Prepaid expense                                                                       43,194         35,464
     Other current assets                                                                  27,565         27,792
                                                                                     ------------   ------------
          Total Current Assets                                                            515,462        535,571
                                                                                     ------------   ------------

Investments and Other Assets
     Equity in unconsolidated companies and joint ventures                                339,553        393,777
     Other                                                                                240,666        193,685
                                                                                     ------------   ------------
          Total Investments and Other Assets                                              580,219        587,462
                                                                                     ------------   ------------

Property, Plant and Equipment
     Land and improvements                                                                 99,475         99,605
     Buildings and improvements                                                           497,472        492,576
     Equipment                                                                          1,316,948      1,301,826
     Construction and equipment installations in progress                                  22,565         43,772
                                                                                     ------------   ------------
                                                                                        1,936,460      1,937,779
     Less accumulated depreciation                                                       (971,441)      (922,453)
                                                                                     ------------   ------------
          Net Property, Plant and Equipment                                               965,019      1,015,326
                                                                                     ------------   ------------

Goodwill and Other Identified Intangible Assets
     Goodwill                                                                           1,748,229      1,748,229
     Newspaper mastheads                                                                  284,284        284,284
     Other, less accumulated amortization of $41,445 in 2002 and $36,329 in 2001           37,553         42,504
                                                                                     ------------   ------------
          Total Goodwill and Other Identified Intangible Assets, net                    2,070,066      2,075,017
                                                                                     ------------   ------------
          Total                                                                      $  4,130,766   $  4,213,376
                                                                                     ============   ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                                                $    110,800   $    110,333
     Accrued expenses and other liabilities                                               150,915        112,946
     Accrued compensation and amounts withheld from employees                             110,756        107,842
     Federal and state income taxes                                                         6,160         30,844
     Deferred revenue                                                                      78,433         77,368
     Short-term borrowings and current portion of long-term debt                           40,099         40,699
                                                                                     ------------   ------------
          Total Current Liabilities                                                       497,163        480,032
                                                                                     ------------   ------------

Noncurrent Liabilities
     Long-term debt                                                                     1,500,223      1,582,888
     Deferred Federal and state income taxes                                              285,951        255,266
     Postretirement benefits other than pensions                                          138,919        136,134
     Employment benefits and other noncurrent liabilities                                 173,595        197,448
                                                                                     ------------   ------------
          Total Noncurrent Liabilities                                                  2,098,688      2,171,736
                                                                                     ------------   ------------

Minority Interests in Consolidated Subsidiaries                                             2,971          1,320

Commitments and Contingencies

Shareholders' Equity
     Common stock, $.02 1/12 par value; shares authorized - 250,000,000;
        shares issued - 82,327,850 in 2002 and 84,012,749 in 2001                           1,715          1,750
     Additional capital                                                                 1,023,721        984,830
     Retained earnings                                                                    508,260        575,649
     Treasury stock, at cost, 31,356 shares in 2002 and 34,757 shares in 2001              (1,752)        (1,941)
                                                                                     ------------   ------------
          Total Shareholders' Equity                                                    1,531,944      1,560,288
                                                                                     ------------   ------------
          Total                                                                      $  4,130,766   $  4,213,376
                                                                                     ============   ============


See "Notes to Consolidated Financial Statements."

CONSOLIDATED  STATEMENT  OF  INCOME
(Unaudited in thousands, except per share  data)


                                                                    Quarter Ended             Three Quarters Ended
                                                             --------------------------    --------------------------
                                                               Sept 29,       Sept 30,       Sept 29,       Sept 30,
                                                                 2002           2001           2002           2001
                                                             -----------    -----------    -----------    -----------
OPERATING REVENUE
   Advertising
      Retail                                                 $   257,652    $   247,363    $   773,062    $   764,033
      General                                                     67,616         64,295        214,669        221,720
      Classified                                                 207,202        221,491        621,222        697,187
                                                             -----------    -----------    -----------    -----------
         Total                                                   532,470        533,149      1,608,953      1,682,940
   Circulation                                                   119,079        127,731        367,774        384,610
   Other                                                          37,441         32,242        105,579         99,407
                                                             -----------    -----------    -----------    -----------
         Total Operating Revenue                                 688,990        693,122      2,082,306      2,166,957
                                                             -----------    -----------    -----------    -----------

OPERATING COSTS
   Labor and employee benefits                                   276,542        266,392        835,257        922,123
   Newsprint, ink and supplements                                 82,469        106,500        260,441        337,051
   Other operating costs                                         156,934        150,240        471,028        474,418
   Depreciation and amortization                                  30,219         46,094         94,460        140,328
                                                             -----------    -----------    -----------    -----------
         Total Operating Costs                                   546,164        569,226      1,661,186      1,873,920
                                                             -----------    -----------    -----------    -----------

OPERATING INCOME                                                 142,826        123,896        421,120        293,037
                                                             -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
   Interest expense                                              (18,363)       (24,229)       (57,069)       (79,155)
   Interest expense capitalized                                       60            482            536          1,520
   Interest income                                                   130            159            294            701
   Equity in losses of unconsolidated
      companies and joint ventures                               (31,054)        (1,693)       (53,226)        (5,535)
   Minority interests                                             (2,884)        (2,263)        (7,797)        (6,358)
   Other, net                                                       (658)        (3,543)        (9,082)       (21,120)
                                                             -----------    -----------    -----------    -----------
         Total                                                   (52,769)       (31,087)      (126,344)      (109,947)
                                                             -----------    -----------    -----------    -----------

Income before income taxes and cumulative effect of change
   in accounting principle of unconsolidated company              90,057         92,809        294,776        183,090
Income taxes                                                      33,521         37,124        109,677         73,242
                                                             -----------    -----------    -----------    -----------
   Net Income before cumulative effect of change in
      accounting principle of unconsolidated company         $    56,536    $    55,685    $   185,099    $   109,848
                                                             -----------    -----------    -----------    -----------
   Cumulative effect of change in accounting principle
      of unconsolidated company                              $        --    $        --    $   (24,279)   $        --
                                                             -----------    -----------    -----------    -----------
   Net Income                                                $    56,536    $    55,685    $   160,820    $   109,848
                                                             ===========    ===========    ===========    ===========

NET INCOME PER SHARE - BEFORE CUMULATIVE EFFECT OF
      CHANGE IN ACCOUNTING PRINCIPLE OF
      UNCONSOLIDATED COMPANY

   Basic                                                     $      0.68    $      0.71    $      2.22    $      1.39
                                                             -----------    -----------    -----------    -----------
   Diluted                                                   $      0.67    $      0.65    $      2.17    $      1.28
                                                             -----------    -----------    -----------    -----------

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
      OF UNCONSOLIDATED COMPANY - PER SHARE

   Basic                                                     $        --    $        --    $     (0.29)   $        --
                                                             -----------    -----------    -----------    -----------
   Diluted                                                   $        --    $        --    $     (0.28)   $        --
                                                             -----------    -----------    -----------    -----------

NET INCOME PER SHARE

   Basic                                                     $      0.68    $      0.71    $      1.93    $      1.39
                                                             -----------    -----------    -----------    -----------
   Diluted                                                   $      0.67    $      0.65    $      1.89    $      1.28
                                                             -----------    -----------    -----------    -----------

DIVIDENDS DECLARED PER COMMON SHARE                          $      0.25    $      0.25    $      0.75    $      0.75
                                                             -----------    -----------    -----------    -----------

AVERAGE SHARES OUTSTANDING (000's)

   Basic                                                          82,796         74,799         83,407         73,879
                                                             -----------    -----------    -----------    -----------

   Diluted                                                        84,090         85,837         85,181         85,715
                                                             -----------    -----------    -----------    -----------


See "Notes to Consolidated Financial Statements."

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)


                                                                                       Three Quarters Ended
                                                                                   ----------------------------
                                                                                   September 29,   September 30,
                                                                                       2002            2001
                                                                                   ------------    ------------
CASH PROVIDED BY (REQUIRED FOR) OPERATING ACTIVITIES
   Net income                                                                      $    160,820    $    109,848
   Noncash items deducted from (included in) income:
      Depreciation                                                                       87,511          85,470
      Amortization of other identifed intangible assets (and, in 2001, goodwill)          5,116          50,858
      Amortization of other assets                                                        1,832           4,000
      Cumulative effect of change in accounting principle                                24,279
      Losses on sales and write-down of investments                                       7,435          11,538
      Benefit (provision) for deferred taxes                                             30,685          (4,324)
      Provision for bad debts                                                            14,599          20,075
      Distributions in excess of earnings in investees                                   64,559           3,511
      Minority interests in earnings of consolidated subsidiaries                         7,797           6,358
      Other items, net                                                                    9,500           7,491
   Change in certain assets and liabilities:
      Accounts receivable                                                                20,627          38,695
      Inventories                                                                        (2,016)          5,511
      Other assets                                                                      (32,001)        (50,148)
      Accounts payable                                                                   13,571         (30,947)
      Federal and state income taxes                                                    (15,414)         16,446
      Other liabilities                                                                   8,325          60,860
                                                                                   ------------    ------------
            Net Cash Provided by Operating Activities                                   407,225         335,242
                                                                                   ------------    ------------

CASH PROVIDED BY (REQUIRED FOR) INVESTING ACTIVITIES
   Additions to property, plant and equipment                                           (40,885)        (75,347)
   Proceeds from sales of investments                                                     2,079          15,326
   Other investments, net                                                               (13,866)         (8,293)
                                                                                   ------------    ------------

            Net Cash Required for Investing Activities                                  (52,672)        (68,314)
                                                                                   ------------    ------------

CASH PROVIDED BY (REQUIRED FOR) FINANCING ACTIVITIES
   Net decrease in commercial paper, net of unamortized discount                       (131,021)       (367,558)
   Proceeds from issuance of term debt                                                                  297,107
   Repayment of term debt                                                                               (40,000)
   Payment of cash dividends                                                            (62,650)        (63,224)
   Issuance of common stock to employees and directors                                   70,259          57,078
   Purchase of treasury stock                                                          (204,588)       (145,356)
   Other items, net                                                                     (20,955)        (12,443)
                                                                                   ------------    ------------

            Net Cash Required for Financing Activities                                 (348,955)       (274,396)
                                                                                   ------------    ------------
               Net Increase (Decrease) in Cash                                            5,598          (7,468)
Cash and short-term cash
   investments at beginning of the period                                                37,287          41,661
                                                                                   ------------    ------------

Cash and short-term cash
   investments at end of the period                                                $     42,885    $     34,193
                                                                                   ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:

Noncash investing activities:
   Unrealized gains/ (losses) (net of tax) on investments available for sale       $         --    $      1,558

Noncash financing activities:
   Conversion of preferred stock to common stock
            Preferred Stock                                                                                (156)
            Additional Capital                                                                          (58,400)
   Issuance of common stock upon conversion to preferred stock
            Common Stock                                                                                     32
            Additional Capital                                                                           58,524


See "Notes to Consolidated Financial Statements."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Knight-Ridder, Inc. (Knight Ridder or the company) have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and three quarters ended September 29, 2002 are not necessarily indicative of the results that may be expected for the year ending December 29, 2002. For further information, refer to the consolidated financial statements and footnotes thereto, as well as the critical accounting policies in Management's Discussion and Analysis, included in the company's annual report on Form 10-K for the year ended December 30, 2001.

Certain amounts in 2001 have been reclassified to conform to the 2002 presentation primarily relating to the presentation of the interest rate swaps, certain items on the consolidated statement of cash flows and full-run advertising linage.



NOTE 2 - COMPREHENSIVE INCOME

The following table sets forth the computation of comprehensive income (in thousands of dollars):

                                                                  Quarter Ended              Three Quarters Ended
                                                           ---------------------------   ---------------------------
                                                           September 29,  September 30,  September 29,  September 30,
                                                               2002           2001           2002           2001
                                                           ------------   ------------   ------------   ------------
Net income                                                 $     56,536   $     55,685   $    160,820   $    109,848

Total unrealized losses on securities available for sale             --            257             --         (5,541)
Less: reclassification adjustment for realized
losses, net of taxes                                                 --             --             --          7,099
                                                           ------------   ------------   ------------   ------------

Change in accumulated other comprehensive income                     --            257             --          1,558
                                                           ------------   ------------   ------------   ------------
Total comprehensive income                                 $     56,536   $     55,942   $    160,820   $    111,406
                                                           ============   ============   ============   ============

NOTE 3 - DEBT

Debt consisted of the following (in thousands)

                                                                        Balance At
                                         Effective Interest    ----------------------------
                                             Rate as of        September 29,   December 30,
                                         September 29, 2002        2002            2001
                                         ------------------    ------------    ------------
Commercial paper, net of discount (a)           1.8%           $    396,127    $    527,148
Debentures, net of discount (b)                 7.0%                198,919         198,795
Debentures, net of discount (c)                 7.8%                 95,075          94,927
Debentures, net of discount (d)                 7.1%                296,777         296,686
Notes payable, net of discount (e)              2.9%                 98,838          98,667
Notes payable, net of discount (f)              5.9%                297,489         297,277
Senior notes, net of discount (g)               2.7%                 99,680          99,605
Notes payable, other                            5.5%                    250             850
Fair market value of interest swaps                                  57,167           9,632
                                                               ------------    ------------
   Total Debt (h)                               5.0%              1,540,322       1,623,587
Less amounts classified as current                                   40,099          40,699
                                                               ------------    ------------
   Total long-term debt                         5.0%           $  1,500,223    $  1,582,888
                                                               ============    ============

(a) Commercial paper is supported by $895 million revolving credit facility which matures in 2006.
(b)  Represents $200 million of 9.875% debentures due in 2009.
(c)  Represents $100 million of 7.15% debentures due in 2027.
(d)  Represents $300 million of 6.875% debentures due in 2029.
(e)  Represents $100 million of 6.625% notes due in 2007.
(f)  Represents $300 million of 7.125% notes due in 2011.
(g)  Represents $100 million of 6.3% senior notes due in 2005.
(h) Interest payments for the three quarters ended September 29, 2002 and September 30, 2001 were $55.6 million and $74.3 million, respectively.


NOTE 4 - INCOME TAX PAYMENTS

Income tax payments for the three quarters ended September 29, 2002 and September 30, 2001 were $95.0 million and $60.5 million, respectively.

NOTE 5 - EQUITY

Earnings per Share:
-------------------

The following table sets forth the computation of basic and diluted earnings per share in accordance with GAAP (in thousands, except per share data):

                                                            Quarter Ended              Three Quarters Ended
                                                     ---------------------------   ---------------------------
                                                     September 29,  September 30,  September 29,  September 30,
                                                         2002           2001           2002           2001
                                                     ------------   ------------   ------------   ------------
Net income before cumulative effect of
change in accounting principle                       $     56,536   $     55,685   $    185,099   $    109,848

Cumulative effect of change in accounting
principle                                                      --             --        (24,279)            --
                                                     ------------   ------------   ------------   ------------

Net income                                           $     56,536   $     55,685   $    160,820   $    109,848

Less dividends on preferred stock                              --          2,387             --          7,550
                                                     ------------   ------------   ------------   ------------
Net income attributable to common stock              $     56,536   $     53,298   $    160,820   $    102,298
                                                     ============   ============   ============   ============

Average shares outstanding (basic)                         82,796         74,799         83,407         73,879
Effect of dilutive securities:
   Weighted average preferred stock, as converted              --          9,548             --         10,413
   Stock options                                            1,294          1,490          1,774          1,423
                                                     ------------   ------------   ------------   ------------
Average shares outstanding (diluted)                       84,090         85,837         85,181         85,715
                                                     ------------   ------------   ------------   ------------

Net income per share - before cumulative
effect of change in accounting principle
   Basic                                             $       0.68   $       0.71   $       2.22   $       1.39
                                                     ------------   ------------   ------------   ------------
   Diluted                                           $       0.67   $       0.65   $       2.17   $       1.28
                                                     ------------   ------------   ------------   ------------

Cumulative effect of change in accounting
principle
   Basic                                             $         --   $         --   $      (0.29)  $         --
                                                     ------------   ------------   ------------   ------------
   Diluted                                           $         --   $         --   $      (0.28)  $         --
                                                     ------------   ------------   ------------   ------------

Net income per share
   Basic                                             $       0.68   $       0.71   $       1.93   $       1.39
                                                     ------------   ------------   ------------   ------------
   Diluted                                           $       0.67   $       0.65   $       1.89   $       1.28
                                                     ------------   ------------   ------------   ------------


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

Various libel and copyright infringement actions and environmental and other legal proceedings that have arisen in the ordinary course of business are pending against the company and its subsidiaries. In the opinion of management, while the liability in any of the foregoing actions or legal proceedings may be significant individually or by itself, the ultimate liability to the company and its subsidiaries as a result of all such actions and other legal proceedings will not be material to its financial position or results of operations on a consolidated basis.

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

Financial data for the company's segments is as follows (in thousands):


                                      Knight Ridder
                              Business Segment Information
                                (in thousands of dollars)

                                       Quarter Ended              Three Quarters Ended
                                ---------------------------   ---------------------------
                                September 29,  September 30,  September 29,  September 30,
                                    2002           2001           2002           2001
                                ------------   ------------   ------------   ------------

Operating revenue
   Newspapers                   $    674,751   $    682,612   $  2,040,957   $  2,135,382
   Online                             14,239         10,510         41,349         31,575
                                ------------   ------------   ------------   ------------

                                $    688,990   $    693,122   $  2,082,306   $  2,166,957
                                ============   ============   ============   ============

Operating income (loss)
   Newspapers                   $    152,714   $    133,711   $    454,419   $    335,232
   Online                             (2,820)        (6,627)        (9,329)       (25,610)
   Corporate                          (7,068)        (3,188)       (23,970)       (16,585)
                                ------------   ------------   ------------   ------------

                                $    142,826   $    123,896   $    421,120   $    293,037
                                ============   ============   ============   ============

Depreciation and amortization
   Newspapers                   $     27,582   $     43,893   $     86,591   $    133,710
   Online                              1,318            805          3,650          2,309
   Corporate                           1,319          1,396          4,219          4,309
                                ------------   ------------   ------------   ------------

                                $     30,219   $     46,094   $     94,460   $    140,328
                                ============   ============   ============   ============

Capital Expenditures
   Newspapers                   $     16,670   $     20,198   $     38,005   $     66,874
   Online                                106          4,041          1,072          7,135
   Corporate                           1,052            218          1,808          1,338
                                ------------   ------------   ------------   ------------

                                $     17,828   $     24,457   $     40,885   $     75,347
                                ============   ============   ============   ============

                                           As of
                                ---------------------------
                                September 29,  September 30,
                                    2002           2001
                                ------------   ------------

Total Assets
   Newspapers                   $  3,618,576   $  3,740,435
   Online                            205,780        135,970
   Corporate                         317,206        257,320
                                ------------   ------------

                                $  4,141,562   $  4,133,725
                                ============   ============

NOTE 8 - WORKFORCE REDUCTION PLAN

Due to the slowing economy and the resulting decline in advertising revenue, the company announced in the second quarter of 2001 a workforce reduction program affecting the majority of its newspapers. The workforce reduction plan eliminated approximately 1,600 positions through early retirement programs as well as voluntary and involuntary buyouts and attrition. As a result of this plan, the company incurred charges of $78.5 million, or $47.1 million net of tax, related to employee severance costs and benefits during the second quarter of 2001 in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." As of September 29, 2002, the plan is complete and substantially all payments have been made.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS
146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. The principal difference between SFAS 146 and EITF 94-3 relates to SFAS 146's timing for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3 a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 is applied prospectively upon adoption and, as a result, is not expected to have a material impact on the Company's current financial position or results of operations.


NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

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

Pursuant to the provisions of SFAS 142, the company completed the evaluation of its goodwill and other intangible assets during the second quarter of 2002 and no impairment was indicated. However, the company owns 50% of Career Holdings, Inc., parent company of CareerBuilder, which completed its evaluation of goodwill in the second quarter of 2002. The company records its investments in Career Holdings under the equity method of accounting. The company has reflected its share of Career Holdings' impairment of goodwill, $24.3 million, or $.28 per diluted share, arising from its adoption of SFAS 142 in the second quarter ended June 30, 2002, as a year-to-date cumulative effect of a change in accounting principle consistent with Career Holdings' characterization of the write-down.

The following table shows a 2002 versus 2001 net income comparison had SFAS 142 been applied at the beginning of fiscal 2001 (in thousands, except per share amounts):


                                                                  Quarter Ended                   Three Quarters Ended
                                                              ---------------------               ---------------------
                                                               Sept 29,    Sept 30,                Sept 29,    Sept 30,
                                                                 2002        2001     % Change       2002        2001     % Change
                                                              ---------   ---------   ---------   ---------   ---------   ---------

Net Income before cumulative effect of change in
accounting principle of unconsolidated company                $  56,536   $  55,685       1.5%    $ 185,099   $ 109,848     68.5%

Cumulative effect of change in accounting principle of
unconsolidated company                                               --          --                 (24,279)         --

Goodwill and other intangibles amortization                          --   $  13,825                      --   $  41,475
                                                              ---------   ---------               ---------   ---------

Adjusted Net Income                                           $  56,536   $  69,510     -18.7%    $ 160,820   $ 151,323      6.3%
                                                              =========   =========               =========   =========




Basic Earnings per Share before cumulative effect of change
in accounting principle of unconsolidated company             $    0.68   $    0.71      -4.2%    $    2.22   $    1.39     59.7%

Cumulative effect of change in accounting principle of
unconsolidated company                                               --          --                   (0.29)         --

Goodwill and other intangibles amortization                          --   $    0.19                      --   $    0.56
                                                              ---------   ---------               ---------   ---------

Adjusted Basic Earnings per Share                             $    0.68   $    0.90     -24.4%    $    1.93   $    1.95     -1.0%
                                                              =========   =========               =========   =========




Diluted Earnings per Share before cumulative effect of
change in accounting principle of unconsolidated company      $    0.67   $    0.65       3.1%   $     2.17   $    1.28     69.5%

Cumulative effect of change in accounting principle of
unconsolidated company                                               --          --                   (0.28)         --

Goodwill and other intangibles amortization                          --   $    0.16                      --   $    0.49
                                                              ---------   ---------               ---------   ---------

Adjusted Diluted Earnings per Share                           $    0.67   $    0.81     -17.3%    $    1.89   $    1.77      6.8%
                                                              =========   =========               =========   =========

Goodwill and other intangible assets at September 29, 2002 consisted of the following (in thousands):


                                                     Gross        Accumulated       Net
   Intangible assets continuing to be amortized:     Amount      Amortization      Amount
                                                  ------------   ------------   ------------

     Advertisers                                  $     43,558   $     21,346   $     22,212
     Subscribers                                        33,651         19,586         14,065
     Other                                                 960            513            447
                                                  ------------   ------------   ------------
       Total                                      $     78,169   $     41,445   $     36,724


   Goodwill and other intangible assets no longer being amortized:

     Goodwill                                                                   $  1,748,229
     Newspaper mastheads                                                             284,284
     Other                                                                               829
                                                                                ------------
       Total                                                                    $  2,033,342

   Total goodwill and other intangible assets                                   $  2,070,066
                                                                                ============



Estimated annual aggregate amortization expense will be approximately $6.8 million for 2002 through 2006 and $4.1 million in 2007.

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

RESULTS OF OPERATIONS: THIRD QUARTER ENDED SEPTEMBER 29, 2002 COMPARED TO THIRD QUARTER ENDED SEPTEMBER 30, 2001

The following table sets forth the results of operations for the quarters ended September 29, 2002 and September 30, 2001 (in thousands, except per share amounts):


                                                              September 29,  September 30,
                                                                  2002           2001         % Change
                                                              ------------   ------------   ------------
Operating Revenue                                             $    688,990   $    693,122      -0.6%
Operating Income                                                   142,826        123,896      15.3%
Net Income                                                          56,536         55,685       1.5%

Net Income includes the following expenses:
  Career Holdings legal entity restructure                          11,304             --
  Goodwill and other intangibles amortization                           --         13,825




Diluted Earnings per Share                                    $       0.67   $       0.65       3.1%

Diluted Earnings per Share includes the following expenses:
  Career Holdings legal entity restructure                            0.14             --
  Goodwill and other intangibles amortization                           --           0.16

NEWSPAPER DIVISION

Operating Revenue

The table below presents operating revenue and related statistics for newspaper operations for the quarter ended September 29, 2002 compared to the quarter ended September 30, 2001 (in thousands):


                                                 Quarter Ended
                                          ---------------------------
                                          September 29,  September 30,
                                              2002           2001         Variance       % Change
                                          ------------   ------------   ------------   ------------
Operating revenues
  Advertising
    Retail                                $    257,652   $    247,363   $     10,289       4.2%
    General                                     67,616         64,295          3,321       5.2%
    Classified                                 207,202        221,491        (14,289)     -6.5%
                                          ------------   ------------   ------------
      Total                                    532,470        533,149           (679)     -0.1%
                                          ------------   ------------   ------------
  Circulation                                  119,079        127,731         (8,652)     -6.8%
  Other                                         23,202         21,732          1,470       6.8%
                                          ------------   ------------   ------------
Total operating revenue                   $    674,751   $    682,612   $     (7,861)     -1.2%
                                          ============   ============   ============


Average daily circulation
  Daily                                          3,746          3,740              6       0.2%
  Sunday                                         5,130          5,106             24       0.5%

Advertising linage
Full run
    Retail                                     3,771.6        3,662.4          109.2       3.0%
    General                                      578.0          564.4           13.6       2.4%
    Classified                                 4,713.9        4,636.0           77.9       1.7%
                                          ------------   ------------   ------------
      Total full run                           9,063.5        8,862.8          200.7       2.3%
                                          ============   ============   ============


Factored part-run                                552.1          545.9            6.2       1.1%
                                          ------------   ------------   ------------

Total preprints inserted                       1,714.5        1,647.7           66.7       4.0%
                                          ------------   ------------   ------------


Advertising revenue for the quarter ended September 29, 2002 declined only 0.1% compared to the same quarter of the prior year, with the best year-over-year comparison since the final quarter of 2000. The most significant declines were in San Jose ($4.6 million or 8.8%), Philadelphia ($3.8 million or 4.1%) and Charlotte ($787,000 or 2.2%). Miami had the largest increase ($4.5 million or 6.7%), followed by Kansas City ($1.4 million or 2.9%) and Akron ($606,000 or 3.3%).

Retail advertising increased $10.3 million, or 4.2%, during the quarter ended September 29, 2002 compared to the same period last year, on a 3.0% increase in full run linage, an 11.9% increase in preprint advertising revenue and a 28.8% increase in total market coverage/alternate distribution advertising revenue. The largest increases were in Miami ($2.5 million or 8.8%), San Jose ($1.1 million or 6.5%), Kansas City ($842,000 or 3.3%), Contra Costa ($825,000 or 6.8%), Fort Worth ($672,000 or 2.8%) and Wichita ($553,000 or 8.8%).

General advertising revenue for the quarter ended September 29, 2002 increased $3.3 million, or 5.2%, compared to the same quarter in 2001, with a 2.4% increase in full run linage. The largest increases were in Miami ($1.8 million or 12.4%), San Jose ($1.6 million or 25.5%) and Kansas City ($1.2 million or 22.6%). Telecommunications was responsible for most of the growth. Miami also benefited from an increase in financial and travel, including airlines and the cruise industry. San Jose had increases in auto and financial while Kansas City had increases in sporting goods and healthcare. Philadelphia had the largest shortfall ($1.3 million or 7.0%) due to automotive, travel and healthcare.

Classified revenue was down $14.3 million, or 6.5%, in the third quarter of 2002, compared to the third quarter of 2001, due to classified recruitment, down $19.7 million, or 24.0%, and real estate, down $1.6 million, or 3.8%. Partially offsetting these declines were increases in other classified revenue of $4.7 million, or 11.5% and in automotive of $2.3 million, or 4.1%. While there were declines in recruitment revenue in most major markets during the third quarter of 2002 compared to the same period in 2001, the following properties were responsible for the majority of the decrease: San Jose ($4.9 million or 46.2%), Philadelphia ($4.7 million or 25.5%), Kansas City ($2.2 million or 24.6%) and Fort Worth ($1.9 million or 30.9%).

Circulation revenue declined $8.7 million, or 6.8%, in the quarter ended September 29, 2002 compared to the same period last year, while average daily copies increased from the prior year's third quarter by 5,857, or 0.2%, and Sunday copies increased by 23,888, or 0.5%. The decrease in revenue was due to
(a) increased discounting of subscription rates, (b) reduced rates for Newspaper in Education (NIE) and (c) price rollbacks, primarily confined to Sunday single copy in five markets.

Other revenue increased $1.5 million, or 6.8%, for the quarter ended September 29, 2002 compared to the quarter ended September 30, 2001 with increases in earnings from Detroit ($2.8 million or 69.5%), partially offset by decreases in commercial printing revenue ($1.6 million or 13.3%).

Operating Costs

The table below presents operating costs for newspaper operations for the quarter ended September 29, 2002 compared to the quarter ended September 30, 2001 (in thousands):

                                                 Quarter Ended
                                          ---------------------------
                                          September 29,  September 30,
                                              2002           2001         Variance       % Change
                                          ------------   ------------   ------------   ------------
Operating costs

  Labor and employee benefits             $    268,052   $    258,679   $      9,373        3.6%
  Newsprint, ink and supplements                84,938        109,231        (24,293)     -22.2%
  Other operating costs                        141,465        137,098          4,367        3.2%
  Depreciation and amortization                 27,582         43,893        (16,311)     -37.2%
                                          ------------   ------------   ------------
    Total operating costs                 $    522,037   $    548,901   $    (26,864)      -4.9%
                                          ============   ============   ============

Total operating costs were down $26.9 million, or 4.9%, in the third quarter of 2002 compared to the third quarter of 2001. Excluding the effect of the change in goodwill and other intangible amortization in 2001, total operating costs declined $11.6 million, or 2.2%.

Labor and employee benefits increased $9.4 million, or 3.6%, in the third quarter of 2002 from the third quarter of 2001 as a result of the sustained accrual of bonuses this year versus their elimination in the same period last year ($2.8 million), a 3.4% increase in the average wage rate in the third quarter of 2002 compared to the third quarter of 2001 and an increase in health care costs, partially offset by a 751, or 4.2%, decrease in the number of full-time equivalent employees (FTEs).

Newsprint, ink and supplements decreased in the third quarter of 2002 from the third quarter of 2001 by $24.3 million, or 22.2%, due to a 25.9% decrease in the price per ton of newsprint. Consumption of newsprint for the third quarter of 2002 was virtually flat compared to the third quarter of 2001.

Other operating costs increased in the third quarter of 2002 from the third quarter of 2001 by $4.4 million, or 3.2%, primarily due to increases in circulation costs and property and casualty insurance expenses.

Depreciation and amortization declined $16.3 million, or 37.2%, in the third quarter of 2002 compared to the third quarter of 2001. The company adopted SFAS 142 in the first quarter of fiscal year 2002. Not amortizing goodwill caused an increase in operating income of $15.2 million, and an increase in net income of $13.8 million, or $.16 per share, in the third quarter of 2002. Excluding the effect from the adoption of SFAS 142, depreciation and amortization expense decreased $1.1 million, or 3.8%.


ONLINE DIVISION

The table below presents the operating results and related statistics for online operations for the quarter ended September 29, 2002 compared to the quarter ended September 30, 2001 (in thousands):

                                                 Quarter Ended
                                          ---------------------------
                                          September 29,  September 30,
                                              2002           2001         Variance       % Change
                                          ------------   ------------   ------------   ------------

Operating revenue                         $     14,239   $     10,510   $      3,729       35.5%

Operating costs
   Labor and employee benefits                   6,700          7,710   $     (1,010)     -13.1%
   Other operating costs                         9,041          8,622            419        4.9%
   Depreciation and amortization                 1,318            805            513       63.7%
                                          ------------   ------------   ------------
      Total operating costs               $     17,059   $     17,137   $        (78)      -0.5%
                                          ------------   ------------   ------------

Operating Loss                            $     (2,820)  $     (6,627)  $      3,807       57.4%
                                          ============   ============   ============

Average monthly unique visitors                  6,865          6,315            550        8.7%
                                          ============   ============   ============

Operating revenue for the third quarter of 2002 increased from the same period in 2001 primarily due to increases in recruitment packages and recruitment upsell. Reach for Knight Ridder Digital properties, defined as the percentage of all online users in the nation who used any of Knight Ridder Digital's websites, increased from 5.6% in the third quarter of 2001 to 5.7% in the third quarter of 2002. Average monthly unique visitors increased from 6.3 million in the third quarter of 2001 to 6.9 million in the third quarter of 2002.

The decrease in labor and employee benefits for the third quarter of 2002 compared to the same quarter last year was primarily due to an FTE reduction of 85, or 27.4%. Other operating costs for the third quarter of 2002 increased from the same quarter last year due to increases in advertising and promotion costs, and software costs. Offsetting these increases in other operating costs was a decrease in other contract services, and content and wire service fees. Depreciation and amortization expense in the third quarter of 2002 increased due to new Knight Ridder Digital offices and the implementation of a single digital platform (a shared content management and web serving database for all of the Knight Ridder Digital websites).


CORPORATE AND OTHER NON-OPERATING ITEMS

Interest expense, net of interest income and capitalized interest, decreased $5.4 million, or 23%, in the quarter ended September 29, 2002 from the third quarter ended September 30, 2001 due to a lower average debt balance and a lower weighted-average interest rate. Weighted-average interest rates were lower due to a general decline in short-term interest rates.

Equity in losses of unconsolidated companies and joint ventures for the quarter ended September 29, 2002 increased by $29.4 million from the comparable period in 2001. Included in the $29.4 million is an $18.0 million tax expense charge arising from Career Holdings, Inc. ("Career Holdings"), the parent of CareerBuilder. During the third quarter Career Holdings was converted from a regular "C" corporation to a limited liability company ("LLC"). The conversion resulted in taxable gain to Career Holdings to the extent the fair value of its assets was greater than the tax basis on the date of the conversion. Accordingly, Career Holdings recorded a tax expense and owes taxes of approximately $36.0 million. Knight Ridder recorded its 50% share of this expense as part of the loss from equity investments.

Career Holdings' conversion to an LLC also triggered the recognition of a tax loss for Knight Ridder. Since the acquisition of its interest in Career Holdings, Knight Ridder has recorded tax benefits in the form of deferred taxes for its share of the losses arising from Career Holdings' operating results. The conversion allows Knight Ridder to recognize these losses for income tax purposes because the conversion is treated as a sale of the stock of Career Holdings for its fair market value. This generated a capital loss for Knight Ridder, which can be carried back and applied against taxes paid by Knight Ridder in prior years, resulting in an approximately $36.0 million tax refund claim when Knight Ridder files its income tax returns in 2003. Because the Company had previously recorded the impact of these losses for financial statement reporting, the recognition of the tax loss will not impact Knight Ridder's effective tax rate reflected in the financial statements.

Following the conversion to an LLC, Knight Ridder's share of Career Holdings operating results will be included in Knight Ridder's consolidated tax returns. Unlike "C" corporations, where Career Holdings was a separate taxable entity subject to income tax, LLCs generally are not taxable entities, and their operating results are included in those of its members.

In addition to the $18.0 million charge related to Career Holdings, equity in losses of unconsolidated companies and joint ventures increased $11.4 million related to losses from newsprint mill investments due to declining newsprint prices and losses from the Seattle Times.

On October 2, 2002, subsequent to the quarter ended September 29, 2002, the company sold a one-third share interest of CareerBuilder, jointly owned with the Tribune Company, to Gannett Company Inc. for $98.3 million. The company's share of the proceeds was approximately $49 million.

The effective tax rate was 37.2% for the third quarter ended September 29, 2002 compared to 40.0% for the comparable period in 2001. The decrease in the effective tax rate from 2001 to 2002 was primarily due to the amortization of non-deductible goodwill and certain other intangible assets in 2001.

RESULTS OF OPERATIONS: THREE QUARTERS ENDED SEPTEMBER 29, 2002 COMPARED TO THREE QUARTERS ENDED SEPTEMBER 30, 2001

The following table sets forth the results of operations for the three quarters ended September 29, 2002 and September 30, 2001 (in thousands, except per share amounts):

                                                                   September 29,  September 30,
                                                                       2002           2001         % Change
                                                                   ------------   ------------   ------------
Operating Revenue                                                  $  2,082,306   $  2,166,957       -3.9%
Operating Income                                                        421,120        293,037       43.7%
Net Income                                                              160,820        109,848       46.4%

Net Income includes the following expenses:
   Cumulative effect of change in accounting principle (FAS 142)         24,279             --
   Career Holdings legal entity restructure                              11,304             --
   Losses on sales/ write-downs of investments                               --          7,099
   Goodwill and other intangibles amortization                               --         41,475
   Workforce Reduction                                                       --         47,100
                                                                   ------------   ------------

   Total                                                           $     35,583   $     95,674
                                                                   ------------   ------------


Diluted Earnings per Share                                         $       1.89   $       1.28       47.7%

Diluted Earnings per Share includes the following expenses:
   Cumulative effect of change in accounting principle (FAS 142)           0.28             --
   Career Holdings legal entity restructure                                0.14             --
   Losses on sales/ write-downs of investments                               --           0.08
   Goodwill and other intangibles amortization                               --           0.49
   Workforce Reduction                                                       --           0.55
                                                                   ------------   ------------

   Total                                                           $       0.42   $       1.12
                                                                   ------------   ------------

NEWSPAPER DIVISION

Operating Revenue

The table below presents operating revenue and related statistics for newspaper operations for the three quarters ended September 29, 2002 compared to the three quarters ended September 30, 2001 (in thousands):

                                Three Quarters Ended
                            ---------------------------
                            September 29,  September 30,
                                2002           2001         Variance       % Change
                            ------------   ------------   ------------   ------------
Operating revenues
  Advertising
    Retail                  $    773,062   $    764,033   $      9,029        1.2%
    General                      214,669        221,720         (7,051)      -3.2%
    Classified                   621,222        697,187        (75,965)     -10.9%
                            ------------   ------------   ------------
      Total                    1,608,953      1,682,940        (73,987)      -4.4%
                            ------------   ------------   ------------
  Circulation                    367,774        384,610        (16,836)      -4.4%
  Other                           64,230         67,833         (3,603)      -5.3%
                            ------------   ------------   ------------
Total operating revenue     $  2,040,957   $  2,135,382        (94,425)      -4.4%
                            ============   ============   ============

Average daily circulation
  Daily                            3,818          3,803             15        0.4%
  Sunday                           5,155          5,159             (4)      -0.1%

Advertising linage
Full run
    Retail                      11,387.3       11,283.9          103.5        0.9%
    General                      1,808.8        1,892.0          (83.2)      -4.4%
    Classified                  13,639.2       13,695.1          (55.9)      -0.4%
                            ------------   ------------   ------------
      Total full run            26,835.3       26,871.0          (35.7)      -0.1%
                            ============   ============   ============



Factored part-run                1,658.5        1,687.2          (28.7)      -1.7%
                            ------------   ------------   ------------

Total preprints inserted         5,023.1        5,013.2            9.9        0.2%
                            ------------   ------------   ------------


Advertising revenue and linage for the three quarters ended September 29, 2002 declined compared to the same period of the prior year due primarily driven by decreases in classified recruitment, down $90.8 million, or 32.0%.

Retail advertising increased $9.0 million, or 1.2%, during the three quarters ended September 29, 2002 compared to the same period last year on a 0.9% increase in full run linage. The largest increases were in Miami ($4.5 million or 3.6%), Contra Costa ($2.4 million or 6.5%) and San Jose ($2.0 million or 3.6%).

General advertising revenue for the three quarters ended September 29, 2002 was below the comparable period in 2001 by $7.1 million, or 3.2%, on a 4.4% decrease in full run linage. The largest decreases were in San Jose ($3.6 million or 13.0%), Philadelphia ($2.9 million or 4.6%) and Saint Paul ($1.8 million or 17.7%). The decrease in general advertising revenue was primarily due to reductions in the technology and travel categories.

Classified revenue was down $76.0 million, or 10.9%, in the first three quarters of 2002 compared to the first three quarters of 2001. Classified recruitment drove the decline, down $90.8 million, or 32.0%. While there were declines in recruitment revenue in most major markets during the first three quarters of 2002 compared to the same period in 2001, the following properties were responsible for the majority of the decrease: San Jose ($26.6 million or 57.2%), Philadelphia ($19.8 million or 31.7%), Kansas City ($8.2 million or 28.1%) and Fort Worth ($7.4 million or 35.4%). Partially offsetting these declines, classified automotive revenue increased 5.3%, with growth in Kansas City (15.1%), Philadelphia (15.2%), Fort Worth (7.6%) and Charlotte (15.9%). Other classified revenue was also up 4.7%, due to increases in Miami and Fort Worth. Classified real estate was flat against the prior year.

Circulation revenue declined $16.8 million, or 4.4%, for the first three quarters of 2002 compared to the first three quarters of 2002, while average daily copies increased from the prior year's first three quarters by 0.4% and Sunday copies decreased only by 0.1%. The decrease in revenue was due to (a) increased discounting of subscription rates, (b) reduced rates for Newspaper in Education (NIE) and (c) price rollbacks, primarily confined to Sunday single copy in five markets.

Other revenue declined $3.6 million, or 5.3%, for the three quarters ended September 29, 2002 compared to the three quarters ended September 30, 2001 with decreases in commercial printing, partially offset by an increase in earnings from Detroit.

Operating Costs

The table below presents operating costs for newspaper operations for the three quarters ended September 29, 2002 compared to the three quarters ended September 30, 2001 (in thousands):

                                        Three Quarters Ended
                                    ---------------------------
                                    September 29,  September 30,
                                        2002           2001         Variance       % Change
                                    ------------   ------------   ------------   ------------
Operating costs

   Labor and employee benefits      $    801,496   $    890,409   $    (88,913)     -10.0%
   Newsprint, ink and supplements        268,187        345,701        (77,514)     -22.4%
   Other operating costs                 430,264        430,330            (66)       0.0%
   Depreciation and amortization          86,591        133,710        (47,119)     -35.2%
                                    ------------   ------------   ------------
      Total operating costs         $  1,586,538   $  1,800,150   $   (213,612)     -11.9%
                                    ============   ============   ============


Total operating costs were down $213.6 million, or 11.9%, in the first three quarters of 2002 compared to the first three quarters of 2001. Excluding the workforce reduction charge and the effect of the change in goodwill and other intangible amortization in 2001, total operating costs declined $89.5 million, or 5.3%.

Labor and employee benefits decreased $88.9 million, or 10.0%, in the first three quarters of 2002 compared to the first three quarters of 2001 as a result of a workforce reduction charge in 2001 of $78.5 million and a 1,542, or 8.2% decline in the number of FTEs. This was partially offset by a 3.2% average wage rate increase, the sustained accrual of bonuses this year versus their elimination in the prior year and increased health care costs.

Newsprint, ink and supplements decreased in the first three quarters of 2002 from the same period in 2001 by $77.5 million, or 22.4%, due to a 22.0% decrease in the price per ton of newsprint and a 3.9% decline in consumption.

Other operating costs were flat in the first three quarters of 2002 compared to the same period last year.

Depreciation and amortization were down $47.1 million, or 35.2%, in the first three quarters of 2002 compared to the first three quarters of 2001. Not amortizing goodwill as a result of the adoption of SFAS 142 at the beginning of fiscal year 2002 caused an increase in operating income of $45.6 million, and an increase in net income of $41.5 million, or $.49 per share, in the first three quarters of 2002. Excluding the effect from the adoption of SFAS 142, depreciation and amortization expense decreased $1.5 million, or 1.7%.


ONLINE DIVISION

The table below presents operating results and related statistics for online operations for the three quarters ended September 29, 2002 compared to the three quarters ended September 30, 2001 (in thousands):

                                           Three Quarters Ended
                                       ---------------------------
                                       September 29,  September 30,
                                           2002           2001         Variance       % Change
                                       ------------   ------------   ------------   ------------
Operating revenue                      $     41,349   $     31,575   $      9,774       31.0%

Operating costs
  Labor and employee benefits                21,190         25,202         (4,012)     -15.9%
  Other operating costs                      25,837         29,674         (3,837)     -12.9%
  Depreciation and amortization               3,650          2,309          1,341       58.1%
                                       ------------   ------------   ------------
    Total operating costs              $     50,677   $     57,185   $     (6,508)     -11.4%
                                       ------------   ------------   ------------

Operating Loss                         $     (9,328)  $    (25,610)  $     16,282       63.6%
                                       ============   ============   ============

Average monthly unique visitors               6,586          5,853            733       12.5%
                                       ============   ============   ============


Operating revenue for the first three quarters of 2002 increased from the same period in 2001 primarily due to increases in recruitment packages and recruitment upsell. Reach for Knight Ridder Digital properties increased from 5.2% in the three quarters ended September 30, 2001 to 5.5% in the three quarters ended September 29, 2002. Average monthly unique visitors increased from 5.9 million in the first nine months of 2001 to 6.6 million in the first nine months of 2002.

The decrease in labor and employee benefits for the first three quarters of 2002 compared to the same period in 2001 was primarily due to an FTE reduction of 105, or 29.1%. Other operating costs for the first three quarters of 2002 declined from the same period in 2001 due to decreases in content and wire service fees, other contract services, advertising and promotion costs, and bad debt expense. Offsetting these decreases in other operating costs was an increase in software costs and legal fees. Depreciation and amortization expense in the first three quarters of 2002 increased due to new Knight Ridder Digital offices and the implementation of a single digital platform (a shared content management and web serving database for all of the Knight Ridder Digital websites).


CORPORATE AND OTHER NON-OPERATING ITEMS

Interest expense, net of interest income and capitalized interest, decreased $20.7 million, or 26.9%, from the three quarters ended September 29, 2002 due to a lower average debt balance and a lower weighted-average interest rate.

Equity in losses of unconsolidated companies and joint ventures for the quarter ended September 29, 2002 increased by $47.7 million from the comparable period in 2001. Primarily contributing to the year-over-year increases were $30.9 million from newsprint mill investments (due to declining newsprint prices) and an $18.0 million tax expense charge arising from Career Holdings. During the third quarter Career Holdings was converted from a regular "C" corporation to a limited liability company ("LLC"). The conversion resulted in taxable gain to Career Holdings to the extent the fair value of its assets was greater than the tax basis on the date of the conversion. Accordingly, Career Holdings recorded a tax expense and owes taxes of approximately $36.0 million. Knight Ridder recorded its 50% share of this expense as part of the loss from equity investments.

Career Holdings' conversion to an LLC also triggered the recognition of a tax loss for Knight Ridder. Since the acquisition of its interest in Career Holdings, Knight Ridder has recorded tax benefits in the form of deferred taxes for its share of the losses arising from Career Holdings' operating results. The conversion allows Knight Ridder to recognize these losses for income tax purposes because the conversion is treated as a sale of the stock of Career Holdings for its fair market value. This generated a capital loss for Knight Ridder, which can be carried back and applied against taxes paid by Knight Ridder in prior years, resulting in an approximately $36.0 million tax refund claim when Knight Ridder files its income tax returns in 2003. Because the Company had previously recorded the impact of these losses for financial statement reporting, the recognition of the tax loss will not impact Knight Ridder's effective tax rate reflected in the financial statements.

Following the conversion to an LLC, Knight Ridder's share of Career Holdings operating results will be included in Knight Ridder's consolidated tax returns. Unlike "C" corporations, where Career Holdings was a separate taxable entity subject to income tax, LLCs generally are not taxable entities, and their operating results are included in those of its members.

On October 2, 2002, the company sold a one-third share interest of CareerBuilder, jointly owned with the Tribune Company, to Gannett Company Inc. for $98.3 million. The company's share of the proceeds was approximately $49 million.

Losses from "Other, net" items for the three quarters ended September 29, 2002 decreased $12.0 million from the same period in 2001 due to the pre-tax loss of $11.5 million on the sale and write-down of Internet-related investments during the first quarter of 2001.

The effective tax rate was 37.2% for the three quarters ended September 29, 2002 compared to 40.0% for the comparable period in 2001. The decrease in the effective tax rate from 2001 to 2002 was primarily due to amortization of non-deductible goodwill and certain other intangible assets in 2001.


LIQUIDITY & CAPITAL RESOURCES

Cash flow from operations is the company's primary source of liquidity. Management is focused on growing cash flow and on managing cash effectively. In addition, the company uses financial leverage to minimize the overall cost of capital and maintain adequate operating and financial flexibility.

The company invests excess cash in short-term investments to meet projected cash needs from operations, capital expenditures and other business purposes. The company supplements internally generated cash with a combination of short-term and long-term borrowings. Commercial paper outstanding at September 29, 2002 was $396.1 million, with an average effective interest rate of 1.8%. As of September 29, 2002, the company's $895 million revolving credit agreement, which backs up the commercial paper outstanding, had remaining availability of $498.9 million.

During the second quarter of 2001 and the first quarter of 2002, the company entered into certain interest rate swap agreements. The principal objective of such agreements is to maintain a roughly equal balance between fixed and floating interest rates in the company's debt structure. The swap agreements expire at various dates in 2005, 2007, 2009 and 2011 and convert an aggregate principal amount of $500 million of fixed rate, long-term debt into variable rate borrowings. The variable interest rates are based on 3- or 6-month LIBOR plus a rate spread. As of September 29, 2002 the weighted average variable interest rates under these agreements were 4.1% versus the fixed rates of 8.1%. The market value of the swap agreements as of September 29, 2002 and December 30, 2001 totaled $57.2 million and $9.6 million, respectively. The swaps are shown within long-term debt on the balance sheet.

Cash provided by operating activities was $407.2 million for the three quarters ended September 29, 2002 compared to $335.2 million for the three quarters ended September 30, 2001. The increase in cash provided by operating activities was due to higher net income (due to prior year workforce reduction charge of $78.5 million), the cumulative effect of a change in accounting principle (a non-cash charge to earnings), higher distribution in excess of earnings in investees (due to an increase in non-cash losses of equity investees), and the timing of payments in certain current assets and liabilities. These increases were offset by a $40 million cash contribution to certain defined benefit pension plans made during the second quarter of 2002.

Cash required for investing activities in the three quarters ended September 29, 2002 was $52.7 million compared to $68.3 million in the first three quarters of 2001. The decrease in cash required was due to lower capital expenditures partially offset by lower proceeds from the sale of investments.

Cash required for financing activities for the three quarters ended September 29, 2002 was $349.0 million compared to $274.4 million for the three quarters ended September 30, 2001. The increase in cash required for financing activities was due to the increased purchase of treasury stock and the increased reduction of debt. During the three quarters ended September 29, 2002 the company repurchased a total of 3.2 million common shares at a total cost of $204.6 million and an average cost of $64.37 per share. At September 29, 2002 the company has remaining authorization to repurchase 2.3 million shares of its common stock. The company received $70.3 million from the issuance of shares to employees under the company's stock option and stock purchase plans.

The company's operations have historically generated strong positive cash flow, which, along with the company's commercial paper program, revolving credit line and ability to issue public debt, have provided adequate liquidity to meet the company's short-term and long-term cash requirements, including requirements for working capital and capital expenditures.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company has no material changes to the disclosure made on this matter in the company's annual report on Form 10-K for the year ended December 30, 2001.


Item 4.  Controls and Procedures

Within the 90 days prior to the date of this report, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the company's periodic SEC filings.

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

            None.

Item 5.  Other Information

            None.

Item 6.  Exhibits and Reports on Form 8-K

            During the quarter ended September 30, 2002, the company filed (i) a Report on Form 8-K on August 5, 2002 under Item 9 reporting the submission of the sworn statements of the company's Principal Executive Officer, P. Anthony Ridder, and Principal Financial Officer, Gary Effren, to the Securities and Exchange Commission ("SEC") pursuant to the SEC's Order No. 4-460; and (ii) a Report on Form 8-K on August 9, 2002 under Item 9 reporting the submission of the written statements of the company's Principal Executive Officer,
            P. Anthony Ridder, and Principal Financial Officer, Gary Effren, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       KNIGHT-RIDDER, INC.
                                       (Registrant)




Date: November 5, 2002                 /s/ GARY R. EFFREN
                                       -----------------------------------------
                                       Gary R. Effren
                                       Senior Vice President/Finance and Chief
                                       Financial Officer
                                       (Chief Accounting Officer and Duly
                                       Authorized Officer of Registrant)

Statement Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating To Exchange Act Filings


I, P. Anthony Ridder, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Knight-Ridder, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002.



                                       /s/ P. ANTHONY RIDDER
                                       -----------------------
                                       P. Anthony Ridder,
                                       Chief Executive Officer

Statement Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating To Exchange Act Filings


I, Gary R. Effren, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Knight-Ridder, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002.



                                       /s/ GARY R. EFFREN
                                       -----------------------
                                       Gary R. Effren,
                                       Chief Financial Officer