Form 10-K/A
period 2001-12-30
KNIGHT RIDDER INC
filed 2002-12-16
CIK 205520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                  (Amendment 1)

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

                                Explanatory Note

This amendment as of December 16, 2002, to the company's annual report on Form 10-K for the fiscal year ended December 30, 2001, reflects the following changes: under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, the table under the Results of Operations section was modified to exclude non-GAAP pro forma measures of net income and diluted earnings per share amounts; expanded disclosure of the components of the "Other, net" line item in the Consolidated Statement of Net Income; expanded disclosure under the Acquisitions and Dispositions section discussing certain dispositions; and the Liquidity and Capital Resource section was modified to delete the presentation of non-GAAP financial ratios. Where appropriate, enhanced disclosure of the aforementioned information was also included in the Notes to the Consolidated Financial Statements. Additionally, Note 5 to the Notes to the Consolidated Financial Statements was expanded to include information for Assets, Unusual Items and Capital Expenditures by Business Segment.

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

----------------------------------------------------------------- --------------------- ------------ ------------- ------------
                                                                  Compound Growth Rate    December     December      December
                                                                  ---------------------     30            31           26
(In thousands, except per share data and ratios)                     5-Year    10-Year     2001          2000         1999
----------------------------------------------------------------- ---------- ---------- ------------ ------------- ------------
Summary of Operations
Operating Revenue
     Advertising                                                      6.3%       5.8%   $2,254,422   $ 2,507,836   $2,353,520
     Circulation                                                      2.3        2.9       512,309       523,856      525,686
     Other                                                           15.2       14.3       133,478       180,075      154,569
-----------------------------------------------------------------                       ------------ ------------- ------------
         Total Operating Revenue                                      5.9        5.4     2,900,209     3,211,767    3,033,775
-----------------------------------------------------------------                       ------------ ------------- ------------
Operating Costs
     Labor, newsprint and other operating costs                       5.4        4.9     2,253,881     2,355,398    2,229,410
     Depreciation and amortization                                   10.2        8.5       184,573       187,597      182,943
-----------------------------------------------------------------                       ------------ ------------- ------------
         Total Operating Costs                                        5.7        5.1     2,438,454     2,542,995    2,412,353
-----------------------------------------------------------------                       ------------ ------------- ------------
Operating Income                                                      6.7        7.5       461,755       668,772      621,422
     Interest expense                                                 6.6        3.9      (100,833)     (116,652)     (97,444)
     Other, net                                                       1.3        4.1       (53,523)      (26,830)      44,037
     Income taxes, net                                               (0.4)       6.1      (122,575)     (210,927)    (228,076)
-----------------------------------------------------------------                       ------------ ------------- ------------
Income from continuing operations                                    (0.1)       4.2       184,824       314,363      339,939
Discontinued BIS operations (1)
Cumulative effect of changes in accounting principles (2)
-----------------------------------------------------------------                       ------------ ------------- ------------
Net Income                                                           (7.2)       3.4    $  184,824   $   314,363   $  339,939
================================================================= ========== ========== ============ ============= ============
Operating income percentage (profit margin)                                                   15.9%         20.8%        20.5%
----------------------------------------------------------------- ---------- ---------- ------------ ------------- ------------
Share Data
Basic weighted-average number of shares                                                     76,074        75,370       80,025
Diluted weighted-average number of shares                                                   85,694        89,105       97,460
Earnings per share
     Basic:  Continuing operations                                    3.8        7.0         $2.33         $4.02        $4.07
             Discontinued BIS operations (1)
             Cumulative effect of changes in accounting
                 principles (2)
             Net income                                              (3.5)       6.1          2.33          4.02         4.07
     Diluted:Continuing operations                                    2.6        6.2         $2.16         $3.53        $3.49
             Discontinued BIS operations (1)
             Cumulative effect of changes in accounting
                 principles (2)
             Net income                                              (4.7)       5.5          2.16          3.53         3.49
Dividends declared per common share (3)                              11.3        3.6          1.00          0.92         0.89
Common stock price:   High                                                                   65.17         59.81        65.00
                      Low                                                                    52.02         44.13        46.00
                      Close                                                                  65.17         56.88        58.94
Shareholders' equity per common share                                 8.8        5.6        $18.50        $18.09       $19.07
Price/earnings ratio (4)                                                                      30.2          16.1         16.9
Adjusted price/earnings ratio (5)                                                             23.4          15.4         17.9
----------------------------------------------------------------- ---------- ---------- ------------ ------------- ------------
Other Financial Data
Treasury Stock Purchases:  Number of shares                                                  2,994         9,049        3,704
                           Cost                                                         $  171,795   $   464,835   $  210,141
Cash dividends declared                                                                     84,198        81,002       85,526
Ratio of earnings to fixed charges (6)                                                         4.1           5.2          6.3
At year end
     Total assets                                                                       $4,213,376   $ 4,243,526   $4,192,334
     Total debt                                                                          1,613,954     1,672,272    1,300,754
     Shareholders' equity                                                                1,560,288     1,541,470    1,780,684
     Return on average shareholders' equity (7)                                               11.9%         18.9%        19.7%
     Total debt/total capital ratio                                                           50.8%         52.0%        42.2%
----------------------------------------------------------------- ---------- ---------- ------------ ------------- ------------

(Table Continued)

----------------------------------------------------------------- -------------- -------------- -------------- --------------
                                                                     December      December        December       December
                                                                        27            28              29             31
(In thousands, except per share data and ratios)                       1998          1997            1996           1995
----------------------------------------------------------------- -------------- -------------- -------------- --------------
Summary of Operations
Operating Revenue
     Advertising                                                  $  2,222,597   $  2,060,772   $  1,659,336   $   1,534,761
     Circulation                                                       533,340        521,135        457,306         444,506
     Other                                                             139,617        103,515         65,913          32,789
----------------------------------------------------------------- -------------- -------------- -------------- --------------
         Total Operating Revenue                                     2,895,554      2,685,422      2,182,555       2,012,056
----------------------------------------------------------------- -------------- -------------- -------------- --------------
Operating Costs
     Labor, newsprint and other operating costs                      2,209,819      2,029,587      1,735,639       1,691,655
     Depreciation and amortization                                     181,112        149,802        113,778          92,134
----------------------------------------------------------------- -------------- -------------- -------------- --------------
         Total Operating Costs                                       2,390,931      2,179,389      1,849,417       1,783,789
----------------------------------------------------------------- -------------- -------------- -------------- --------------
Operating Income                                                       504,623        506,033        333,138         228,267
     Interest expense                                                 (105,936)      (102,662)       (73,137)        (59,512)
     Other, net                                                        109,229        290,481         50,208          14,062
     Income taxes, net                                                (202,285)      (297,348)      (124,829)        (72,861)
----------------------------------------------------------------- -------------- -------------- -------------- --------------
Income from continuing operations                                      305,631        396,504        185,380         109,956
Discontinued BIS operations (1)                                         60,226         16,511         82,493          57,426
Cumulative effect of changes in accounting principles (2)                                                             (7,320)
----------------------------------------------------------------- -------------- -------------- -------------- --------------
Net Income                                                        $    365,857   $    413,015   $    267,873   $     160,062
================================================================= ============== ============== ============== ==============
Operating income percentage (profit margin)                               17.4%          18.8%          15.3%           11.3%
----------------------------------------------------------------- -------------- -------------- -------------- --------------
Share Data
Basic weighted-average number of shares                                 78,882         88,475         96,021          99,451
Diluted weighted-average number of shares                               98,176        101,314         97,420         100,196
Earnings per share
     Basic:  Continuing operations                                       $3.70          $4.40          $1.93           $1.11
             Discontinued BIS operations (1)                              0.77           0.19           0.86            0.57
             Cumulative effect of changes in accounting                                                                (0.07)
                 principles (2)                                           4.47           4.59           2.79            1.61
             Net income
     Diluted:Continuing operations                                       $3.11          $3.91          $1.90           $1.10
             Discontinued BIS operations (1)                              0.62           0.17           0.85            0.57
             Cumulative effect of changes in accounting                                                                (0.07)
                 principles (2)                                           3.73           4.08           2.75            1.60
             Net income
Dividends declared per common share (3)                                   0.80           0.80       0.58 1/2            0.74
Common stock price:   High                                               59.63          57.13          42.00           33.31
                      Low                                                40.50          35.75          29.88           25.13
                      Close                                              50.81          50.19          39.25           31.25
Shareholders' equity per common share                                   $17.33         $15.65         $12.12          $11.43
Price/earnings ratio (4)                                                  13.6           12.3           14.3            19.5
Adjusted price/earnings ratio (5)                                         19.3           21.8           21.6            28.4
----------------------------------------------------------------- -------------- -------------- -------------- --------------
Other Financial Data
Treasury Stock Purchases:  Number of shares                              4,725         13,824          6,219          11,509
                           Cost                                   $    255,533   $    643,375   $    221,768   $     319,363
Cash dividends declared                                                 77,152         78,335         74,262          74,377
Ratio of earnings to fixed charges (6)                                     5.2            7.1            4.0             3.2
At year end
     Total assets                                                 $  4,257,097   $  4,355,142   $  2,860,907   $   2,966,321
     Total debt                                                      1,527,278      1,668,830        821,335       1,013,850
     Shareholders' equity                                            1,662,731      1,551,673      1,131,508       1,110,970
     Return on average shareholders' equity (7)                           22.8%          30.8%          23.9%           14.3%
     Total debt/total capital ratio                                       47.9%          51.8%          42.1%           47.7%
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This amendment as of December 16, 2002, reflects the following changes: under
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, the table under the Results of Operations section was modified to exclude non-GAAP pro forma measures of net income and diluted earnings per share amounts; expanded disclosure of the components of the "Other, net" line item in the Consolidated Statement of Net Income; expanded disclosure under the Acquisitions and Dispositions section discussing certain dispositions; and the Liquidity and Capital Resource section was modified to delete the presentation of non-GAAP financial ratios.

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

---------------------------------------------------   -----------   -----------   -----------   -------------------------
                                                                                                        % Change
(In thousands of dollars, except per share amounts)       2001          2000          1999         01-00         00-99
---------------------------------------------------   -----------   -----------   -----------   -----------   -----------
Operating Revenue                                     $ 2,900,209   $ 3,211,767   $ 3,033,775          (9.7)          5.9
Operating Income                                          461,755       668,772       621,422         (31.0)          7.6
Net Income                                                184,824       314,363       339,939         (41.2)         (7.5)

Net income includes the following expense (income):
     Work force reduction                                  47,100
     Severance and relocation costs                                      10,364         2,787
     Losses (gains) on investments                          7,099        10,407       (21,580)
     Gain on sale of building                                            (5,698)
                                                      -----------   -----------   -----------
          Total                                       $    54,199   $    15,073   $   (18,763)
                                                      ===========   ===========   ===========



Diluted earnings per share                            $      2.16   $      3.53   $      3.49         (38.8)          1.1

Diluted earnings per share includes the following
expense (income):
     Work force reduction                                    0.55
     Severance and relocation costs                                        0.11          0.03
     Losses (gains) on investments                           0.08          0.12         (0.22)
     Gain on sale of building                                             (0.06)
                                                      -----------   -----------   -----------
          Total                                       $      0.63   $      0.17   $     (0.19)
---------------------------------------------------   -----------   -----------   -----------   -----------   -----------

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

The "Other, net" line within other income (expense) on the consolidated statement of income for the fiscal years ended 2001, 2000, and 1999 is summarized in the table below (in millions):

-------------------------------------------------------------------------------
                                                      2001      2000      1999
-------------------------------------------------------------------------------

Realized gain on sale of Cadabra, Inc.               $   --    $ 57.0    $   --
Realized gain on sale of Prio, Inc.                             107.0
Realized losses on sales of marketable securities     (11.9)    (14.0)
Realized gains on sales of marketable securities                           73.0
Other-than-temporary impairment of
   GoTo.com, InfoSpace.com and Webvan                          (156.0)
Other-than-temporary impairment of cost-basis
   internet-related investments                       (16.8)    (16.0)    (35.0)
Realized gain on other asset sales                               15.3
Other                                                  (2.0)     (2.6)     (2.2)
                                                     --------------------------
                                                     $(30.7)   $ (9.3)   $ 35.8
-------------------------------------------------------------------------------


During the first quarter 1999, the company completed the sale of Sportsline USA, Inc. stock resulting in a pre-tax gain of $3.8 million. During the second quarter 1999, the company completed the sale of AT&T Corporation and Zip2 Corp. stock resulting in a pre-tax gain of $44.3 million. Offsetting these gains, the company recognized other-than-temporary declines in a number of cost basis investments resulting in a pre-tax loss of $35.0 million. During the fourth quarter 1999, the company completed the sale of additional AT&T Corporation shares resulting in a pre-tax gain of $24.9 million.

During the first quarter of 2000, the company completed the sale of two Internet-related investments that resulted in gains. The first involved the exchange of shares of Cadabra, Inc. for shares of GoTo.com, Inc., resulting in a pre-tax gain of approximately $57 million. The second transaction involved the exchange of shares in Prio, Inc. for shares of InfoSpace.com resulting in a pre-tax gain of approximately $107 million. Subsequently, during 2000, the company realized a pre-tax loss of $14 million on the sale of a portion of the GoTo.com shares. Also, in the fourth quarter of 2000, the company assessed the market value of its remaining GoTo.com, Infospace.com and Webvan and concluded that, due to weak economic conditions, these investments had experienced other-than-temporary declines. As a result, the company recorded pre-tax losses on the declines in market values of approximately $156 million for the GoTo.com and InfoSpace.com investments and $16.0 million for other Internet-related investments during the fourth quarter of 2000. Additionally, the company recognized gains on other asset sales of $15.3 million primarily related to the sales of a building in Philadelphia, Cable Connections and Media Stream.

The company sold holdings in Infospace.com, AT&T, Webvan and other smaller Internet-related investments in the first quarter of 2001, realizing an aggregate pre-tax loss of approximately $11.9 million. Additionally, the company recorded other-than-temporary declines in a number of other cost basis Internet-related investments of $16.8 million in 2001.

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

On August 22, 2000, the company sold Cable Connection for approximately $8.5 million in cash, less an $86,000 working capital adjustment and recorded a $5.8 million pre-tax gain on the sale. Professional Exchange was sold on September 25, 2000 for $5 million cash and the company recorded a $1.5 million loss. On January 1, 2001, the company sold MediaStream for $3.6 million, consisting of $3.35 million in cash and a $250,000 note receivable. The company recorded a $1.7 million pre-tax gain on the sale.

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

Item 8. Financial Statements and Supplementary Data

This amendment as of December 16, 2002, reflects the following changes: Note 5 was expanded to include information for Assets, Unusual Items and Capital Expenditures by Business Segment; Note 9 was expanded to include enhanced disclosure on dispositions; and Note 14 was added to include expanded disclosure of the components of the "Other, net" line item in the Consolidated Statement of Net Income.

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
----------------------------------------------------------------- ----------------- ---------------- -----------------

See "Notes to Consolidated Financial Statements."

CONSOLIDATED STATEMENT OF CASH FLOWS  (In thousands of dollars)

------------------------------------------------------------------------- ---------------- --------------- ----------------
Year Ended                                                                 December 30,     December 31,    December 26,
                                                                                   2001             2000            1999
------------------------------------------------------------------------- ---------------- --------------- ----------------
Cash Provided by Operating Activities
   Net income                                                                 $ 184,824        $ 314,363       $ 339,939
       Noncash items deducted from (included in) income:
           Depreciation                                                         111,717          111,124         101,444
           Amortization of goodwill                                              67,784           68,567          67,503
           Amortization of other assets                                           5,072            7,906          13,996
           Losses (gains) on sales, exchange and write-down of
             investments                                                         30,191           19,401         (37,655)
           Benefit for deferred taxes                                            (8,414)          (8,759)         (1,895)
           Provision for bad debts                                               31,958           27,070          24,440
           Distributions in excess of earnings from investees                    32,519            1,505           2,506
           Minority interests in earnings of consolidated subsidiaries            9,675           12,814          11,984
           Other items, net                                                       1,929           15,200           7,913
   Change in certain assets and liabilities:
       Accounts receivable                                                       (7,248)         (20,767)        (64,221)
       Inventories                                                                9,126          (13,548)         19,871
       Other assets                                                             (10,353)         (97,390)        (22,452)
       Accounts payable                                                         (11,189)         (21,160)        (22,098)
       Federal and state income taxes                                            15,969            3,976          16,176
       Other liabilities                                                         17,983           (3,062)         48,253
------------------------------------------------------------------------- ---------------- --------------- ----------------
           Net Cash Provided by Operating Activities                            481,543          417,240         505,704
------------------------------------------------------------------------- ---------------- --------------- ----------------

Cash Required for Investing Activities
   Proceeds from sales of investments                                            21,038           40,058         129,810
   Purchases of investments                                                                       (5,000)        (10,000)
   Proceeds from sale of building                                                                 15,694
   Acquisition of businesses                                                   (135,827)        (194,476)        (38,403)
   Other investments                                                                                             (38,227)
   Additions to property and equipment                                          (94,587)        (107,956)        (92,563)
   Other items, net                                                                 311           23,685          33,205
------------------------------------------------------------------------- ---------------- --------------- ----------------
           Net Cash Required for Investing Activities                          (209,065)        (227,995)        (16,178)
------------------------------------------------------------------------- ---------------- --------------- ----------------

Cash Required for Financing Activities
   Net increase (decrease) in debt, net of unamortized discount                (316,675)         367,557        (483,737)
   Proceeds from issuance of long-term debt                                     297,107                          296,446
   Repayment of long-term debt                                                  (40,000)         (40,000)        (40,000)
   Payment of cash dividends                                                    (84,198)         (81,002)        (85,526)
   Issuance of common stock to employees and directors                           76,742           29,867          50,335
   Purchase of treasury stock                                                  (171,795)        (464,835)       (210,141)
   Other items, net                                                             (38,033)           6,745          (9,655)
------------------------------------------------------------------------- ---------------- --------------- ----------------
           Net Cash Required for Financing Activities                          (276,852)        (181,668)       (482,278)
------------------------------------------------------------------------- ---------------- --------------- ----------------
                Net Increase (Decrease) in Cash                                  (4,374)           7,577           7,248
Cash and short-term cash investments at beginning of year                        41,661           34,084          26,836
------------------------------------------------------------------------- ---------------- --------------- ----------------
Cash and short-term cash investments at end of year                           $  37,287        $  41,661       $  34,084
========================================================================= ================ =============== ================

Supplemental Cash Flow Information
   Noncash investing activities
       Securities received on the sale of investees                           $       -        $ 195,624       $       -
       Write-down of Internet-related investments                               (16,800)        (167,827)        (35,000)
       Unrealized gains (net of tax) on investments available for sale            1,301          (43,385)         23,346
   Noncash financing activities
       Conversion of preferred stock held by Disney to common stock
           Preferred stock                                                       (1,111)            (263)           (381)
           Additional capital                                                  (416,530)         (98,872)       (142,842)
   Issuance of common stock upon conversion of preferred stock
           Common stock                                                             231               55              79
           Additional capital                                                   417,410           99,080         143,144
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

Note 5. Business Segments

Financial data for the company's segments are as follows (in thousands):

--------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                         2001              2000             1999
--------------------------------------------------------------- ----------------- ---------------- -----------------
Operating revenue
         Newspapers                                               $ 2,858,174       $ 3,168,219      $ 3,002,379
         Online                                                        42,035            43,548           31,396
--------------------------------------------------------------- ----------------- ---------------- -----------------
                  Total                                           $ 2,900,209       $ 3,211,767      $ 3,033,775
=============================================================== ================= ================ =================

Operating income (loss)
         Newspapers                                               $   520,100       $   742,554      $   683,322
         Online                                                       (31,502)          (46,021)         (24,041)
         Corporate                                                    (26,843)          (27,761)         (37,859)
--------------------------------------------------------------- ----------------- ---------------- -----------------
                  Total                                           $   461,755       $   668,772      $   621,422
=============================================================== ================= ================ =================

Depreciation and amortization
         Newspapers                                               $   176,029       $   179,278      $   176,340
         Online                                                         2,801             2,620            1,819
         Corporate                                                      5,743             5,699            4,784
--------------------------------------------------------------- ----------------- ---------------- -----------------
                  Total                                           $   184,573       $   187,597      $   182,943
=============================================================== ================= ================ =================

Assets
         Newspapers                                               $ 3,541,190       $ 3,697,966      $ 3,830,775
         Online                                                       239,032           157,382            5,057
         Corporate                                                    433,154           388,178          356,502
--------------------------------------------------------------- ----------------- ---------------- -----------------
                  Total                                           $ 4,213,376       $ 4,243,526      $ 4,192,334
=============================================================== ================= ================ =================

Unusual Items
         Newspapers                                               $    78,500       $    17,216      $     4,652
         Online                                                            --                --               --
         Corporate                                                         --                --               --
--------------------------------------------------------------- ----------------- ---------------- -----------------
                  Total                                           $    78,500       $    17,216      $     4,652
=============================================================== ================= ================ =================

Capital Expenditures
         Newspapers                                               $    81,696       $    89,228      $    87,029
         Online                                                        11,130             4,341            1,284
         Corporate                                                      1,761            14,387            4,250
--------------------------------------------------------------- ----------------- ---------------- -----------------
                  Total                                           $    94,587       $   107,956      $    92,563
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

On August 22, 2000, the company sold Cable Connection for approximately $8.5 million in cash, less an $86,000 working capital adjustment and recorded a $5.8 million pre-tax gain on the sale. Professional Exchange was sold on September 25, 2000 for $5 million cash and the company recorded a $1.5 million loss. On January 1, 2001, the company sold MediaStream for $3.6 million, consisting of $3.35 million in cash and a $250,000 note receivable. The company recorded a $1.7 million pre-tax gain on the sale.

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

Note 14. Detail of "Other, net"

The "Other, net" line within other income (expense) on the consolidated statement of income for the fiscal years ended 2001, 2000, and 1999 is summarized in the table below (in millions):

-------------------------------------------------------------------------------
                                                      2001      2000      1999
-------------------------------------------------------------------------------

Realized gain on sale of Cadabra, Inc.               $   --    $ 57.0    $   --
Realized gain on sale of Prio, Inc.                             107.0
Realized losses on sales of marketable securities     (11.9)    (14.0)
Realized gains on sales of marketable securities                           73.0
Other-than-temporary impairment of
   GoTo.com, InfoSpace.com and Webvan                          (156.0)
Other-than-temporary impairment of cost-basis
   internet-related investments                       (16.8)    (16.0)    (35.0)
Realized gain on other asset sales                               15.3
Other                                                  (2.0)     (2.6)     (2.2)
                                                     --------------------------
                                                     $(30.7)   $ (9.3)   $ 35.8
-------------------------------------------------------------------------------


During the first quarter 1999, the company completed the sale of Sportsline USA, Inc. stock resulting in a pre-tax gain of $3.8 million. During the second quarter 1999, the company completed the sale of AT&T Corporation and Zip2 Corp. stock resulting in a pre-tax gain of $44.3 million. Offsetting these gains, the company recognized other-than-temporary declines in a number of cost basis investments resulting in a pre-tax loss of $35.0 million. During the fourth quarter 1999, the company completed the sale of additional AT&T Corporation shares resulting in a pre-tax gain of $24.9 million.

During the first quarter of 2000, the company completed the sale of two Internet-related investments that resulted in gains. The first involved the exchange of shares of Cadabra, Inc. for shares of GoTo.com, Inc., resulting in a pre-tax gain of approximately $57 million. The second transaction involved the exchange of shares in Prio, Inc. for shares of InfoSpace.com resulting in a pre-tax gain of approximately $107 million. Subsequently, during 2000, the company realized a pre-tax loss of $14 million on the sale of a portion of the GoTo.com shares. Also, in the fourth quarter of 2000, the company assessed the market value of its remaining GoTo.com, Infospace.com and Webvan and concluded that, due to weak economic conditions, these investments had experienced other-than-temporary declines. As a result, the company recorded pre-tax losses on the declines in market values of approximately $156 million for the GoTo.com and InfoSpace.com investments and $16.0 million for other Internet-related investments during the fourth quarter of 2000. Additionally, the company recognized gains on other asset sales of $15.3 million primarily related to the sales of a building in Philadelphia, Cable Connections and Media Stream.

The company sold holdings in Infospace.com, AT&T, Webvan and other smaller Internet-related investments in the first quarter of 2001, realizing an aggregate pre-tax loss of approximately $11.9 million. Additionally, the company recorded other-than-temporary declines in a number of other cost basis Internet-related investments of $16.8 million in 2001.

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


/s/ ERNST & YOUNG, LLP


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


                                          KNIGHT-RIDDER, INC.



Dated December 16, 2002                   /s/ P. Anthony Ridder
-----------------------                   -------------------------------------
                                    By    P. Anthony Ridder
                                          Chairman and
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated December 16, 2002                   /s/ P. Anthony Ridder
-----------------------                   -------------------------------------
                                          P. Anthony Ridder
                                          Chairman and
                                          Chief Executive Officer

Dated December 16, 2002                   /s/ Gary Effren
-----------------------                   -------------------------------------
                                          Gary Effren
                                          Senior Vice President/Finance
                                          and Chief Financial Officer

Dated December 16, 2002                   /s/ Margaret Randazzo
-----------------------                   -------------------------------------
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

                                          /s/ Randall L. Tobias*
                                          -------------------------------------
                                          Randall L. Tobias
                                          Director

                                          /s/ Gonzalo F. Valdes-Fauli*
                                          -------------------------------------
                                          Gonzalo F. Valdes-Fauli
                                          Director


                                          -------------------------------------
                                          John Warnock
                                          Director

                                          /s/John L. Weinberg*
                                          -------------------------------------
                                          John L. Weinberg
                                          Director

Dated December 16, 2002                   /s/ Gary Effren
-----------------------                   -------------------------------------
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