Form 10-K
period 2002-12-29
KNIGHT RIDDER INC
filed 2003-03-05
CIK 205520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002	Commission file number 1-7553

Knight-Ridder, Inc.
(Exact name of registrant as specified in its charter)

Florida	38-0723657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 W. San Fernando St., San Jose, CA	95113
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 408-938-7700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.02 1/12 par value Preferred Share Purchase Rights	New York Stock Exchange Frankfurt Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [ X ]     No  [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes  [ X ]     No  [    ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the company’s common stock was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter - $5.2 billion as of June 28, 2002 (based on the last trading price on June 28, 2002, as reported on the New York Stock Exchange).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date – 81,612,051 one class Common Stock, $.02 1/12 par value (as of February 27, 2003).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement, in connection with the Annual Meeting of Shareholders to be held on April 22, 2003, are incorporated by reference into Part III.

ii

iii

Part I

Item 1.     Business

The Company

Knight-Ridder, Inc. (Knight Ridder) is the nation’s second-largest newspaper publisher based on circulation, with products in print and online. The company publishes 31 daily newspapers in 28 U.S. markets, with a readership of 8.3 million daily and 12.1 million Sunday. Knight Ridder also has investments in a variety of Internet and other companies, including two newsprint companies. The company’s Internet operation, Knight Ridder Digital, creates and maintains a variety of online services, including Real Cities (http://www.realcities.com), a national network of city and regional destination sites. As of January 27, 2003, the Real Cities Network spans 68 local Web sites, with coverage in 21 of the top 30 U.S. markets. Financial information about the company’s business segments is incorporated by reference to “Note 5. Business Segments” to the consolidated financial statements on page 43 of this report.

Knight Ridder was formed in 1974 by a merger between Knight Newspapers, Inc. and Ridder Publications, Inc.

Charles Landon Knight purchased the Akron Beacon Journal in 1903. Knight Newspapers was founded by John S. Knight, who inherited the Beacon Journal from his father in 1933. Ridder Publications was founded in 1892 when Herman Ridder acquired the German-language Staats-Zeitung in New York. Both groups flourished, each taking its stock public in 1969. The merger created a company with operations coast to coast.

Knight Ridder, incorporated in Florida in 1976, is headquartered in San Jose, California, and employs approximately 18,000 full-time-equivalent employees.

Newspapers

Knight Ridder had 31 daily and 22 nondaily newspapers at the end of 2002.

Newspaper operating revenue is derived primarily from the sale of newspaper advertising. Due to seasonal factors such as heavier retail selling around Christmas and Easter, advertising revenue fluctuates significantly throughout the year. Consecutive quarterly results are not uniform or comparable and are not indicative of the results over an entire year.

Each of Knight Ridder’s newspapers is operated by local management appointed by corporate headquarters in San Jose. Each newspaper is free to manage its own news coverage, set its own editorial policies and establish local business practices. Basic business, accounting, financial and reporting policies, however, are set by the corporate staff in San Jose. Editorial services and quality control also are provided by the corporate staff.

Each newspaper is served by the company-owned news bureau in Washington, D.C. Supplemental news, graphic and photographic services provided by Knight Ridder/Tribune Information Services, Inc. (KRT), a partnership between Knight Ridder and Tribune Co., include editorial material produced by all Knight Ridder newspapers, by Knight Ridder’s 14 foreign correspondents and by a number of other newspapers. The services are distributed through a separate Knight Ridder and Tribune Co. partnership.

All of the company’s newspapers compete for advertising and readers’ time and attention with broadcast, satellite and cable television, the Internet and other computer services, radio, magazines, suburban newspapers, free shoppers, billboards and direct mail. In some cases, the newspapers also compete with other newspapers published in nearby cities and towns – particularly in Miami, St. Paul and Fort Worth. In Detroit and Fort Wayne, Knight Ridder has a joint operating agreement with a second newspaper. The other Knight Ridder newspapers are the only daily and Sunday papers of general circulation published in their communities.

The newspapers rely on local sales operations for local retail and classified advertising. The larger papers are assisted by Newspapers First and by the Newspaper National Network in obtaining national or general advertising.

Newsprint

Knight Ridder, excluding Detroit, consumed approximately 645,000 metric tons of newsprint in 2002. Approximately 13% of the company’s total operating expenses during the year were for newsprint. Purchases are made under long-term agreements with 14 newsprint producers. In 2002, Knight Ridder purchased approximately 66.1% of its consumption from 10 mills in the United States, 32.1% from 17 mills in Canada and 1.8% from other offshore sources. Management believes that current sources are more than adequate to meet current demands.

Approximately 87% of the newsprint consumed by the company contained some recycled content; the average content of these rolls was 57% recycled fiber. This translates into an overall recycled newsprint average of 49.7%.

Knight Ridder is a one-third partner with Cox Enterprises and Media General, Inc., in SP Newsprint Co., formerly Southeast Paper Manufacturing Co. (SP). It is the fifth-largest newsprint manufacturing company in North America.

SP’s mill in Dublin, Georgia, produces more than 550,000 metric tons per year of 100% recycled-content newsprint. Its plant in Newberg, Oregon, produces more than 385,000 metric tons per year of newsprint with at least 40% recycled content.

SP provides recycled-content newsprint to its owners and more than 200 publishers and commercial printers. Its SP Recycling Corp. subsidiary recycles more than 1.2 million short tons of recovered material each year.

Knight Ridder also owns a 13.5% equity interest in Ponderay Newsprint Company in Usk, Washington, which produced more than 242,000 metric tons of newsprint in 2002.

Knight Ridder’s ownership in these two newsprint companies provides a hedge against price volatility for approximately 50% of its annual consumption and provides a secure source of supply of newsprint.

Technology

In 2002, Knight Ridder continued to put the framework in place for standardization of its advertising, circulation and editorial systems throughout the company in a long-term effort to update technology. Standardization of hardware and software offers many benefits, from the ability to share data across systems to the ability to accurately track ad revenue, for example, by using the same definitions and categories for reporting revenue and linage at every newspaper. It should give the company better information for managing processes at the local level and managing the business all the way up to the corporate level. It should also improve purchasing power and yield cost savings in training and user support.

During 2002, Knight Ridder identified key vendors for advertising, circulation and editorial front end systems. The first advertising system went live at Fort Wayne Newspapers. Installation of advertising systems at Contra Costa, Duluth, Philadelphia, San Jose and St. Paul is in progress; implementation of a circulation system at Charlotte and an editorial system at Kansas City is under way.

Knight Ridder worked with Tribune Co. and Newspaper Services of America, a national sales agency, to establish a standard for delivery of advertising proof of publication pages, known as tearsheets, to advertisers. This allows newspapers to provide those pages electronically, giving advertisers faster service and an easy-to-store record. It was implemented in St. Paul in 2002 and will be rolled out to more Knight Ridder newspapers in 2003.

General Advertising Sales

Knight Ridder newspapers depend most heavily on two agents for the sale of general advertising.

Newspapers First, a national advertising sales cooperative, is the primary sales representative for many of Knight Ridder’s newspapers, many of the leading newspaper groups and several leading independents. It acts as an interface to national advertisers across the country.

Newspaper National Network, an additional general sales agent, was established in 1994 to focus national selling on behalf of the newspaper industry. It represents all Knight Ridder newspapers and more than 500 others. Like Newspapers First, it offers “one-stop shopping” and “one order, one bill.”

Knight Ridder/Tribune

Knight Ridder/Tribune Information Services, Inc. (KRT), a joint venture of Knight Ridder and Tribune Co., offers stories, graphics, illustrations, photos and paginated pages for print publishers; news animations, graphics and news specials for TV broadcasters; and Web-ready content for online publishers.

KRT introduced the KRT Campus website for college and high school publications, opening up a profitable new revenue stream for the joint venture and exposing young journalists to Knight Ridder’s news reporting, photography and graphics.

A new financial arrangement with Knight Ridder newspapers and Knight Ridder Digital made it possible for all of the company’s newspapers and Web sites to access much more content – and receive royalty payments for resale of Knight Ridder material.

NOTE:  Population and household figures noted below, including 2007 estimates, are from Claritas, January 2003. Metropolitan Statistical Areas, as defined by the U.S. Office of Management and Budget, are used for newspaper markets unless otherwise indicated.

The Philadelphia Inquirer and Philadelphia Daily News

Philadelphia Newspapers, Inc. (PNI), publishes two of the most respected and nationally acclaimed newspapers in the country: The Philadelphia Inquirer and the Philadelphia Daily News. The Inquirer, Philadelphia’s largest newspaper, long renowned for its excellence in reporting, has won 18 Pulitzer Prizes. The Daily News, the city’s second-largest newspaper, is embraced by readers for its in-depth sports coverage, local investigative reporting and editorial flair.

The primary market area for these two papers spans nine counties throughout southeastern Pennsylvania and southwestern New Jersey. The region contains more than 1.9 million households, making it the nation’s fourth-largest metropolitan area.

The population of the Philadelphia Primary Metropolitan Statistical Area is expected to grow by 0.6% between 2002 and 2007, compared with 4.8% for the United States. In 2002, Philadelphia had per capita income that was 12.9% above the U.S. average; by 2007, it is projected to be 12.6% above the U.S. average.

The Miami Herald and el Nuevo Herald

The Miami Herald Publishing Co. is Florida’s largest newspaper company. It publishes The Miami Herald, el Nuevo Herald, in-flight magazines, hotel tourist books, an apartment real estate magazine, a free-distribution weekly called StreetMiami, and both the Florida Keys Keynoter and The Reporter.

The Miami Herald is sold in South Florida and throughout Latin America and the Caribbean. El Nuevo Herald, serving the growing number of Spanish readers in South Florida, is the premier Spanish-language newspaper in the United States. Both newspapers are available worldwide through PEPC Worldwide, Newspapers Direct and the Internet at www.herald.com.

South Florida, which includes the Miami and Fort Lauderdale metropolitan areas, is one of the top retail markets in the United States. Total retail sales in that area surpassed $54 billion in 2002 and on a per household basis exceeded those of many major markets, including Chicago, Washington, D.C. and New York. Tourism is a major driver of the economy in South Florida, attracting more than 20 million visitors a year from all over the world.

The Miami-Fort Lauderdale combined population is expected to grow by 6.7%, compared with 4.8% for the United States between 2002 and 2007. In 2002, the area had per capita income that was 11.8% below the U.S. average; by 2007, it is projected to be 17.8% below the U.S. average.

San Jose Mercury News

The San Jose Mercury News, the newspaper of Silicon Valley, serves one of the nation’s most prosperous and diverse markets. Circulation is concentrated in Santa Clara County, which includes San Jose, California’s third-largest city, and Palo Alto, home of Stanford University. As the world leader in technology, Silicon Valley receives nearly one-third of the nation’s venture capital and ranks second nationally in exports.

Job growth in the San Jose Primary Metropolitan Statistical Area is expected to be 6.25% between 2002 and 2006, with an additional 60,700 jobs created between now and 2006, according to economy.com, August 2002.

The population of the San Jose Primary Metropolitan Statistical Area is expected to grow by 7.7% between 2002 and 2007, compared with 4.8% for the United States. In 2002, San Jose had per capita income that was 59.0% above the U.S. average; by 2007, it is projected to be 64.1% above the U.S. average.

The Kansas City Star

The Kansas City Star serves the Kansas City metropolitan area, encompassing 11 counties in Missouri and Kansas.

Kansas City’s Metropolitan Statistical Area population of 1.8 million is expected to grow by 2.9% between 2002 and 2007, compared with 4.8% for the United States. In 2002, Kansas City had per capita income that was 8.1% above the U.S. average; in 2007, it is projected to be 9.2% above the U.S. average.

Fort Worth Star-Telegram

The Fort Worth Star-Telegram serves the western portion of the Dallas/Fort Worth market. The four-county Fort Worth/Arlington market is the third largest in Texas and is projected to be one of the nation’s eight fastest-growing major metropolitan areas over the next five years in terms of population and households.

Fort Worth/Arlington’s population is expected to grow by 9.8% between 2002 and 2007, compared with 4.8% for the United States. In 2002, Fort Worth/Arlington had per capita income that was 7.1% above the U.S. average; by 2007, it is projected to be 8.3% above the U.S. average. Retail sales are projected to grow by 45.1% between 2002 and 2007, compared with a nationwide increase of 28.3%.

Detroit Free Press

The Detroit Free Press is Michigan’s largest and oldest daily newspaper and is sold primarily in the six-county area in and around Detroit. It covers and is sold throughout the state, in Windsor, Ontario and in Toledo, Ohio. Its online Web sites are considered authoritative and receive thousands of visitors daily.

The Detroit Free Press is published in combination with The Detroit News by Detroit Newspapers (DN), a joint operation agency formed in 1989 to combine the business operations of the Detroit Free Press, Inc., and The Detroit News, Inc. The profits (or losses) are split equally. The Free Press, owned by Knight Ridder, is a morning paper; The News, owned by Gannett, is an evening paper. On weekends and holidays, they publish combined editions. The Sunday paper ranks 10th in circulation in the nation; the daily Free Press ranks 20th. The Free Press, which grew its circulation by 0.8% in 2002, is Knight Ridder’s second-largest daily.

The population of the Detroit Primary Metropolitan Statistical Area is expected to grow by 0.8 % between 2002 and 2007, compared with 4.8% for the United States. In 2002, Detroit had per capita income of that was 13.7% above the U.S. average; in 2007, it is projected to be 15.8% above the U.S. average.

The Charlotte Observer

The Charlotte Observer, the largest-circulation daily between Washington, D.C., and Atlanta, serves 22 counties in the central Carolinas, with a primary market area of nine counties.

The Charlotte Metropolitan Statistical Area population is projected to grow by 9.8% between 2002 and 2007, compared with the U.S. average of 4.8%. In 2002, the central Carolinas had per capita income that was 8.3% above the U.S. average; in 2007, it is projected to be 11.4% above the U.S. average.

Online Activities

During the first quarter of 2000, the company consolidated all of its Internet operations under a wholly-owned subsidiary, Knight Ridder Digital, formerly KnightRidder.com. Previously, Knight Ridder’s Internet activities were reported and managed as a part of the company’s newspaper operations. Knight Ridder Digital controls all of Knight Ridder’s online efforts, including the Web sites previously operated by the newspapers. Knight Ridder Digital operates and manages the Real Cities Network, which consists of all Knight Ridder Web sites and those of several other media affiliates.

Employees

The company has approximately 18,000 full-time-equivalent employees (FTEs) approximately 30% of whom are represented by approximately 68 local unions and work under multi-year collective bargaining agreements. Individual newspapers that have one or more collective bargaining agreements are in Akron, Detroit, Duluth, Fort Wayne, Grand Forks, Kansas City, Lexington, Monterey, Philadelphia, St. Paul, San Jose, State College and Wichita. These agreements are renegotiated in the years in which they expire. During 2003, there will be negotiations to extend collective bargaining agreements at five newspapers. In 2001, all labor contracts in Philadelphia were negotiated and ratified by all unions, extending the contracts for another six years.

Web Availability

The company makes available on or through its website, www.kri.com, its annual reports on Form 10-K and other reports required under the Securities and Exchange Act of 1934.

Item 2.     Properties

Knight Ridder has newspaper facilities in 28 markets situated in 17 states. These facilities vary in size from 38,600 square feet at State College, Pennsylvania., to 2.9 million square feet in Philadelphia, Pennsylvania. In total, they occupy about 7.9 million square feet. Approximately 1.6 million of the total square footage is leased from others. All of the owned property is owned in fee. The company owns substantially all of its production equipment, although certain office equipment is leased. The company also owns land for future expansion in Kansas City and Detroit.

Knight Ridder properties are maintained in excellent condition and are suitable for current and foreseeable operations. During the three years ended December 29, 2002, the company spent approximately $272.6 million for additions to property, plant and equipment.

Item 3.     Legal Proceedings

The company’s wholly-owned subsidiary, MediaStream, Inc. (“MediaStream”), was named as one of a number of defendants in two separate class action lawsuits that have been consolidated with one other similar lawsuit by the Judicial Panel on Multi-District Litigation under the caption “In re Literary Works in Electronic Databases Copyright Litigation,” M.D.L. Docket No. 1379 (the “Multi-District Litigation”). The two lawsuits originally filed against MediaStream in September 2000 were:  The Authors Guild, Inc. et al. v. The Dialog Corporation et al., and Posner et al. v. Gale Group Inc. et al. These lawsuits were brought by or on behalf of free-lance authors who allege that the defendants have infringed plaintiffs’ copyrights by making plaintiffs’ works available on databases operated by the defendants. The plaintiffs are seeking to be certified as class representatives of all similarly situated free-lance authors.

The two lawsuits were initially stayed pending disposition by the U.S. Supreme Court of New York Times Company et al. v. Tasini et al., No. 00-21. On June 25, 2001, the Supreme Court ruled that the defendants in Tasini did not have a privilege under Section 201 of the Copyright Act to republish articles previously appearing in print publications absent the author’s separate permission for electronic republication. The judge has ordered the parties in the Multi-District Litigation to try to resolve the claims through mediation, which commenced November 2001, and the parties have agreed to a limited stay to respond to the complaint during such mediation, which may be terminated by the plaintiffs upon 30-days prior written notice. In September 2001, the plaintiffs submitted an amended complaint, which named the company as an additional defendant and made reference to Knight Ridder Digital, a subsidiary of the company.

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

Various libel and copyright infringement actions and environmental and other legal proceedings that have arisen in the ordinary course of business are pending against the company and its subsidiaries. In the opinion of management, while the liability in any of the foregoing actions or legal proceedings may be significant individually, the ultimate liability to the company and its subsidiaries as a result of all such actions and other legal proceedings will not be material to its financial position or results of operations on a consolidated basis.

Item 4.     Submission of Matters to a Vote of Security Holders

None

Executive Officers of Knight Ridder*

P. Anthony Ridder, 62, Chairman of the Management Committee since 1995; Knight Ridder chairman and CEO since 1995. Served as president 1989 to 1995; president of the Newspaper Division 1986 to 1995. Served as publisher, San Jose Mercury News, 1977 to 1986; general manager 1975 to 1977. B.A., economics, University of Michigan, 1962.

Marshall W. Anstandig, 54, Vice president/senior labor and employment counsel since 1998. Advises and assists Knight Ridder and its companies on legal matters related to labor relations and employment law. Served as partner in the law firm of Brown & Bain, P.A., 1996 to 1998; judge pro tem, Arizona Court of Appeals, 1996 to 1997; managing partner in the law firm of Bryan Cave in Phoenix, 1990 to 1996. J.D., Detroit College of Law, Michigan State University, 1974; B.A., political science, Hope College, 1971.

Jerry Ceppos, 56, Vice president/news since 1999. Oversees news operations of Knight Ridder’s 31 daily newspapers; responsible for the Knight Ridder Washington Bureau and the content of Knight Ridder/Tribune Information Services. Served as vice president and executive editor, San Jose Mercury News, 1995 to 1999; managing editor 1983 to 1995; various editing positions 1981 to 1983. B.S., journalism, University of Maryland, 1969.

Mary Jean Connors, 50, Senior vice president/human resources since 1996; vice president/human resources 1989 to 1996. Oversees human resources for Knight Ridder; manages annual strategy and goal-setting. Served as vice president/human resources, Philadelphia Newspapers, Inc., 1988 to 1989; assistant to the senior vice president/news, Knight Ridder, 1988; assistant managing editor/personnel, The Miami Herald, 1985 to 1988. Stanford Executive Program, Stanford University, 1999; B.A., English, Miami University in Oxford, Ohio, 1973.

Arden Dickey, 49, Vice president/circulation and regional call centers since May 2002. Oversees circulation operations at all newspapers and directly manages Knight Ridder’s two regional customer service centers. Served as assistant vice president/circulation and regional call centers, Knight Ridder, 2000 to 2002; vice president/circulation, The Miami Herald Publishing Co., 1992 to 2000; circulation director, Knight Ridder, 1997; various circulation roles, The Miami Herald Publishing Co., 1971 to 1992. M.B.A., University of Miami, 1987; B.B.A., corporate management, Florida Atlantic University, 1985.

Gary R. Effren, 46, Senior vice president/CFO since 2001. Oversees all finance functions of the company and helps develop strategy and evaluate business opportunities. Served as vice president/controller 1995 to 2001; assistant vice president/assistant treasurer 1993 to 1995; assistant to the vice president/finance and treasurer 1989 to 1993; director of corporate accounting 1986 to 1989; business manager, Viewdata Corporation of America, 1984 to 1986. M.B.A., University of Miami, 1989; B.S., accounting, Rider College, 1978; CPA.

Virginia Dodge Fielder, 54, Vice president/research since 1989. Responsible for market research for Knight Ridder; consults with the newspapers on local research projects. Served as vice president/news and circulation research 1986 to 1989; director/news and circulation research 1981 to 1985; editorial research manager, Chicago Sun-Times, 1979 to 1981. Ph.D., mass communications, Indiana University, 1976; M.A., journalism, Indiana University, 1974; B.A., psychology, Transylvania University, 1970.

Steve Hannah, 44, Vice president/technology since 2000. Responsible for creating the vision for technology while setting the standards in implementing new technology. Served as vice president/technology and CIO, Gazette Communications, 1996 to 2000; director of management information systems 1993 to 1996; computer services manager, Journal/Sentinel, Inc., 1986 to 1993. B.A., business administration, Eastern Michigan University, 1982.

Polk Laffoon, 57, Vice president/corporate relations since 1994 and corporate secretary since 1999. Oversees the investor relations, public and media relations and corporate secretary functions, including contact with the financial community. Served as assistant to the president 1992 to 1994; assistant circulation director/distribution, The Miami Herald, 1991 to 1992. Served as director and vice president/investor relations, Taft Broadcasting Co., 1982 to 1987. M.B.A., marketing, The Wharton School of the University of Pennsylvania, 1970; B.A., English, Yale University, 1967.

Tally C. Lui, 51, Vice president/internal audit since June 2002. Oversees the internal audit function for Knight Ridder and its subsidiary companies; reports directly to the Audit Committee of the Knight Ridder Board of Directors on these matters. Served as senior vice president/finance and operations, Knight Ridder Digital, 2000 to

2002; vice president/finance, Knight Ridder, 1990 to 2000. Served as vice president and CFO, San Jose Mercury News, 1987 to 1990. Advanced Management Program, Harvard Business School, 1998; M.B.A., Florida Atlantic University, 1977; B.S., business administration, National Chen-Chi University, 1973; CPA.

Larry D. Marbert, 49, Vice president/production and facilities since 1998. Oversees capital investments in facilities and manufacturing systems; tracks and promotes advances in newspaper production technology and acts as an internal consultant. Served as vice president/technology, Knight Ridder, 1994 to 1998; senior vice president/operations, Philadelphia Newspapers, Inc., 1991 to 1994; vice president/operations research and planning 1988 to 1991; vice president/production 1986 to 1988. M.S., management science, Auburn University, 1977; B.S., University of North Carolina, business administration, 1976.

Larry Olmstead, 45, Vice president/staff development and diversity since September 2002. Oversees recruiting, training and diversity. Served as assistant vice president/news, Knight Ridder, 2001 to 2002; managing editor, The Miami Herald, 1996 to 2001; Knight Ridder assistant vice president/human resources/diversity 1993 to 1996; special projects editor, The New York Times, 1993. Attended George Washington University.

Mike Petrak, 44, Vice president/marketing since 2001. Oversees planning and implementation of strategic marketing initiatives, including sales, branding efforts, reader and advertising research, new product initiatives and database marketing across the company. Served as executive vice president and general manager of The Kansas City Star, 1997 to 2001; vice president of marketing and advertising, 1994 to 1997; director of marketing for Consumer Power Marketing, 1992 to 1994; advertising director for the Wisconsin State Journal and The Capital Times and The (Tacoma, Washington) News Tribune, 1987 to 1992. M.B.A., marketing, University of Iowa, 1982; B.A., journalism, University of Iowa, 1980.

Margaret Randazzo, 35, Vice president and controller since 2001. Responsible for all financial reporting, corporate accounting and risk management. Served as vice president and CFO of the Fort Worth Star-Telegram, 1998 to 2001, and financial planning manager, 1996 to 1998; manager, Audit and Business Advisory Division of Arthur Andersen LLP, 1990 to 1996. B.B.A., accounting, University of Oklahoma, 1990; CPA.

Steven B. Rossi, 53, President/Newspaper Division since 2001. Responsible for all Knight Ridder newspaper operations. Also directly oversees newspapers in Akron, Charlotte, Columbia, Contra Costa, Detroit, Fort Worth, Kansas City, Lexington, Miami, Philadelphia, St. Paul and San Jose; publishers report to him. Served as senior vice president/operations Knight Ridder, 1998 to 2001; executive vice president and general manager, Philadelphia Newspapers, Inc., 1992 to 1998. M.B.A., The Wharton School of the University of Pennsylvania, 1974; B.A., economics, Ursinus College, 1971.

Hilary Schneider, 41, Vice president since April 2002 and president and CEO of Knight Ridder Digital. Heads the company’s Internet operations and helps lead the company’s interactive strategies and investments. Served as CEO, Red Herring Communications, 2000 to 2002; president and CEO, Times Mirror Interactive, 1999 to 2000; general manager, The Baltimore Sun Company, 1998 to 1999; various positions, Baltimore Sun, 1992 to 1998; director of business development, Times Mirror Corporation, 1990 to 1992; vice president/corporate finance, Drexel Burnham Lambert Inc., 1986 to 1990. M.B.A., Harvard Business School, 1986; B.A., economics, Brown University, 1982.

Steven J. Stein, 49, Vice president/human resources/compensation and benefits since 2000. Oversees benefits, compensation and human resources information systems and payroll, and works with companies on succession planning, organizational development and employee research activities. Served as assistant vice president/human resources 1995 to 2000; vice president/human resources for Knight Ridder Business Information Services, 1989 to 1995; director/human resources, Knight Ridder, 1983 to 1989. Ph.D., psychology, University of Florida, 1981; B.A., psychology, George Washington University, 1974.

Byron Traynor, 45, Vice president/shared services since June 2002. Leads the Knight Ridder Shared Services Center, which consolidates all purchasing and strategic sourcing activities and all financial, general ledger, accounts payable and fixed assets transactions for all Knight Ridder companies. Served as a partner at Andersen Business Consulting, 1996 to 2002. B.S., accounting, Auburn University, 1980; CPA.

Joseph (Chip) Visci, 49, Vice president/operations since 2000. Oversees operations for newspapers in Aberdeen, Belleville, Biloxi, Bradenton, Columbus, Duluth, Fort Wayne, Grand Forks, Macon, Monterey, Myrtle Beach, San Luis Obispo, State College, Tallahassee, Wichita and Wilkes-Barre; publishers report to him. Served as assistant to the chairman and CEO, Knight Ridder, 1996 to 2001; managing editor, Detroit Free Press, 1996, and in various newsroom positions 1978 to 1996. Stanford Executive Program, Stanford University, 2002; M.A., journalism, Ohio State University, 1977; B.A., journalism, Ohio Wesleyan University, 1975.

Gordon Yamate, 47, Vice president and general counsel since 2000. Manages companywide legal affairs. Served as vice president, general counsel and corporate secretary at Liberate Technologies, 1999 to 2000; partner in the law firm of McCutchen, Doyle, Brown & Enersen, LLP, in Palo Alto and San Jose, 1988 to 1999; associate 1983 to 1988. J.D., Santa Clara University School of Law, 1980; B.A., economics and political science, University of California, Davis, 1977.

_______________

*Ages as of February 1, 2003

Part II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

KRI Stock

Knight Ridder common stock is listed on the New York Stock Exchange under the symbol KRI and the Frankfurt Stock Exchange under the symbol KRI1.

The company has applied to discontinue listing on the Frankfurt Stock Exchange due to nominal trading volume. During calendar year 2002, there were a total of 30 trades with a total volume of 1,760 shares and this low volume does not warrant continued listing.

The stock is also traded on exchanges in Philadelphia, Chicago, Boston, San Francisco, Los Angeles and Cincinnati and through the Intermarket Trading System. Options are traded on the Philadelphia Exchange.

The company’s 81,612,051 shares outstanding on February 27, 2003 were held in all 50 states by 8,223 shareholders of record.

Market Price of Common Stock

The last closing price of the company’s common stock prior to the preparation of this report was $63.03 on February 27, 2003.

The average stock trading volume for the years 2002, 2001 and 2000 was 407,000, 406,000 and 398,000, shares per day, respectively. The following table presents the high and low sale price of the company’s common stock by fiscal quarter for the two most recent fiscal years:

	2002		2001

	High	Low	High	Low
1st Quarter	$69.69	$60.90	$60.48	$52.02
2nd Quarter	70.20	60.50	59.04	52.02
3rd Quarter	64.00	51.35	63.32	53.76
4th Quarter	63.86	52.10	65.17	53.77

Treasury Stock Purchases

The table below is a summary of treasury stock purchases by Knight Ridder since 1993:

	Stock Purchased	Cost (in 000s)	Average Price per Share
2002	4,033,531	$257,101	$63.74
2001	2,993,567	171,795	57.39
2000	9,048,895	464,835	51.37
1999	3,704,378	210,141	56.73
1998	4,725,000	255,533	54.08
1997	13,824,300	643,375	46.54
1996	6,219,100	221,768	35.66
1995	11,508,600	319,363	27.75
1994	5,044,600	136,977	27.15
1993	1,500,000	40,693	27.13

Dividends

The following table summarizes the cash dividends declared on the company’s common stock for each quarter of 2000, 2001 and 2002, and the total cash dividends declared on common stock for the years ended December 31, 2000, December 30, 2001 and December 29, 2002 (in cents per share, except total cash dividend amounts):

	2002	2001	2000

1st Quarter	$0.25	$0.25	$0.23
2nd Quarter	0.25	0.25	0.23
3rd Quarter	0.25	0.25	0.23
4th Quarter	0.27	0.25	0.23

Total	$1.02	$1.00	$0.92

Total Cash Dividends (in millions)	$84.8	$84.2	$81.0

Item 6.     Selected Financial Data

11–Year Financial Highlights

The following information was compiled from the audited consolidated financial statements of Knight Ridder and its subsidiaries. The consolidated financial statements and related notes and discussions for the year ended December 29, 2002 (pages 28 through 57), should be read to obtain a better understanding of this information.

Compound Growth Rate

(In thousands, except share data and ratios)	5-YEAR	10-YEAR	Dec. 29 2002	Dec. 30 2001	Dec. 31 2000

Summary of Operations
Operating Revenue
Advertising	1.4%	5.5%	$2,206,942	$2,254,422	$2,507,836
Circulation	(1.3)	1.8	487,732	512,309	523,856
Other	7.3	11.9	146,920	133,478	180,075

Total Operating Revenue	1.1	5.0	2,841,594	2,900,209	3,211,767
Operating Costs
Labor, newsprint and other operating costs	0.8	4.1	2,111,537	2,253,881	2,355,398
Depreciation and amortization	(3.6)	4.0	124,695	184,573	187,597

Total Operating Costs	0.5	4.1	2,236,232	2,438,454	2,542,995

Operating Income	3.6	9.0	605,362	461,755	668,772
Interest expense	(6.1)	3.7	(74,969)	(100,833)	(116,652)
Other, net	(22.4)	19.4	(81,723)	(53,523)	(26,830)
Income taxes, net	(10.9)	7.3	(166,943)	(122,575)	(210,927)

Income from continuing operations and before cumulative change in accounting principle	(6.6)	7.6	281,727	184,824	314,363
Discontinued BIS operations(1)
Cumulative effect of changes in accounting principles (2)	(24,279)

Net Income	(9.0)	20.2	$257,448	$184,824	$314,363

Operating income percentage (profit margin)	21.3%	15.9%	20.8%

Share Data
Basic weighted-average number of shares	83,066	76,074	75,370
Diluted weighted-average number of shares	84,726	85,694	89,105
Earnings per share
Basic:	Continuing operations and before cumulative change in accounting principle	(5.1)	10.6	$3.39	$2.33	$4.02
Discontinued BIS operations (1)
Cumulative effect of changes in accounting principles (2)	(0.29)
Net income	(7.5)	23.4	3.10	2.33	4.02
Diluted:	Continuing operations and before cumulative change in accounting principle	(3.2)	10.6	3.33	2.16	3.53
Discontinued BIS operations (1)
Cumulative effect of changes in accounting principles (2)	(0.29)
Net income	(5.7)	23.4	3.04	2.16	3.53
Dividends declared per common share (3)	5.0	3.8	1.02	1.00	0.92
Common stock price:	High	70.20	65.17	59.81
Low	51.35	52.02	44.13
Close	61.77	65.17	56.88
Shareholders’ equity per common share	2.7	5.2	17.87	18.50	18.09
Price/earnings ratio (4)	20.3	30.2	16.1

Other Financial Data
Treasury Stock Purchases
Number of shares	4,034	2,994	9,049
Cost	$257,101	$171,795	$464,835
Payment of cash dividends	84,832	84,198	81,002
At year end
Total assets	$4,164,658	$4,213,376	$4,243,526
Total debt	1,560,857	1,623,587	1,672,272
Shareholders’ equity	1,461,479	1,560,288	1,541,470
Return on average shareholders’ equity (5)	18.6%	11.9%	18.9%
Total debt/total capital ratio	51.6%	51.0%	52.0%

Dec. 26 1999	Dec. 27 1998	Dec. 28 1997	Dec. 29 1996		Dec. 31 1995	Dec. 25 1994	Dec. 26 1993	Dec. 27 1992

$2,353,520	$2,222,597	$2,060,772	$1,659,336		$1,534,761	$1,414,343	$1,324,312		$1,294,944
525,686	533,340	521,135	457,306		444,506	426,799	418,726		406,388
154,569	139,617	103,515	65,913		32,789	91,818	69,689		47,747

3,033,775	2,895,554	2,685,422	2,182,555		2,012,056	1,932,960	1,812,727		1,749,079

2,229,410	2,209,819	2,029,587	1,735,639		1,691,655	1,534,496	1,460,563		1,408,480
182,943	181,112	149,802	113,778		92,134	90,310	90,712		84,144

2,412,352	2,390,931	2,179,389	1,849,417		1,783,789	1,624,806	1,551,275		1,492,624

621,422	504,623	506,033	333,138		228,267	308,154	261,452		256,455
(97,444)	(105,936)	(102,662)	(73,137)		(59,512)	(44,216)	(44,403)		(52,358)
44,037	109,229	290,481	50,208		14,062	1,799	2,987		13,855
(228,076)	(202,285)	(297,348)	(124,829)		(72,861)	(106,493)	(83,281)		(82,496)

339,939	305,631	396,504	185,380		109,956	159,244	136,755		135,456

	60,226	16,511	82,493		57,426	11,656	11,334		10,630
					(7,320)				(105,200)

$339,939	$365,857	$413,015	$267,873		$160,062	$170,900	$148,089		$40,886

20.5%	17.4%	18.8%	15.3%		11.3%	15.9%	14.4%		14.7%

80,025	78,882	88,475	96,021		99,451	107,888	109,702		108,948
97,460	98,176	101,314	97,420		100,196	108,551	110,663		110,356

$4.07	$3.70	$4.40	$1.93		$1.11	$1.48	$1.25		$1.24

	0.77	0.19	0.86		0.57	0.10	0.10		0.11

					(0.07)				(0.97)
4.07	4.47	4.59	2.79		1.61	1.58	1.35		0.38

3.49	3.11	3.91	1.90		1.10	1.47	1.24		1.22
	0.62	0.17	0.85		0.57	0.10	0.10		0.10

					(0.07)				(0.95)
3.49	3.73	4.08	2.75		1.60	1.57	1.34		0.37
0.89	0.80	0.80	0.58	1/2	0.74	0.73	0.70		0.70
65.00	59.63	57.13	42.00		33.31	30.50	32.50		32.06
46.00	40.50	35.75	29.88		25.13	23.25	25.31		25.38
58.94	50.81	50.19	39.25		31.25	25.44	29.69		29.06
19.07	17.33	15.65	12.12		11.43	11.58	11.33		10.75
16.9	13.6	12.3	14.3		19.5	16.2	22.2		78.5

3,704	4,725	13,824	6,219		11,509	5,045	1,500		--
$210,141	$255,533	$643,375	$221,768		$319,363	$136,977	$40,693	$
85,526	77,152	78,335	74,262		74,377	77,942	76,787		75,992

$4,192,334	$4,257,097	$4,355,142	$2,860,907		$2,966,321	$2,409,239	$2,399,067		$2,431,307
1,300,754	1,527,278	1,668,830	821,335		1,013,850	411,504	451,075		560,245
1,780,684	1,662,731	1,551,673	1,131,508		1,110,970	1,224,654	1,243,169		1,181,812
19.7%	22.8%	30.8%	23.9%		14.3%	13.9%	12.2%		12.0%
42.2%	47.9%	51.8%	42.1%		47.7%	25.2%	26.6%		32.2%

_______________

(1)	Results of operations of the company’s Business Information Services (BIS) Division (discontinued in 1997) and the gains on the sales of BIS companies are presented as “discontinued BIS operations.”
(2)

For 2002, the cumulative effect of change in accounting principle relates to the implementation of SFAS 142 – Goodwill and Other Intangible Assets by our equity method investee, Career Holdings. For 1995, the cumulative effect of change in accounting principle relates to the implementation of SFAS 116 – Accounting for Contributions Received and Contributions Made. For 1992, the cumulative effect of change in accounting principle relates to the implementation of SFAS 109 – Accounting for Income Taxes and SFAS 106 – Accounting  for Postretirement Benefits Other Than Pensions.

(3)

On January 28, 1997, the Board of Directors declared a $.20  dividend per share of common stock. The quarterly dividend paid in January in the prior year was paid on February  24, 1997, to shareholders of record as of the close of business on February 12, 1997. Prior to January 1997, the quarterly dividends were historically declared in the prior December.

(4)	Price/earnings ratio is computed by dividing closing market price by diluted earnings per share.
(5)

Return on average shareholders’ equity is computed by dividing net income before the cumulative effect of changes in accounting principles in 2002 and 1992, including the results of discontinued operations in 1988 through 1998, by average shareholders’ equity. Average shareholders’ equity is the average of shareholders’ equity on the first day and the last day of the fiscal year.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements in this annual report on Form 10-K are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated.

Potential risks and uncertainties that could adversely affect the company’s ability to obtain these results include, without limitations, the following factors: (a) increased consolidation among major retailers or other events that may adversely affect business operations of major customers and depress the level of local and national advertising;  (b) an accelerated economic downturn in some or all of the company’s principal newspaper markets that may lead to decreased circulation or decreased local or national advertising; (c) a decline in general newspaper readership patterns as a result of competitive alternative media or other factors; (d) an increase in newsprint costs over the levels anticipated; (e) labor disputes or shortages that may cause revenue declines or increased labor costs; (f) disruptions in electricity and natural gas supplies and increases in energy costs; (g) acquisitions of new businesses or dispositions of existing businesses; (h) increases in interest or financing costs or availability of credit; (i) rapid technological changes and frequent new product introductions prevalent in electronic publishing, including the evolution of the Internet; and (j) acts of war, terrorism, natural disaster or other events that may adversely affect the company’s operations or the operations of key suppliers to the company.

Certain amounts in 2000 and 2001 have been reclassified to conform to the 2002 presentation primarily relating to the presentation of the interest rate swaps, goodwill, certain items on the consolidated statement of cash flows and full-run advertising linage.

Glossary of Terms

The following definitions may be helpful when reading Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RETAIL Display advertising from local merchants, such as department and grocery stores, selling goods and services to the public.

GENERAL Display advertising by national advertisers that promotes products or brand names on a nationwide basis.

CLASSIFIED Locally placed advertisements listed together and organized by category, such as real estate sales, employment opportunities or automobile sales, and display-type advertisements in these same categories.

FULL-RUN Advertising appearing in all editions of a newspaper.

LINAGE A measure of the volume of space sold as newspaper advertising; refers to the number of column-inches in a six-column newspaper layout.

NEWS HOLE  The portion of the newspaper designated for editorial (news) content.

NIE (NEWSPAPERS IN EDUCATION)  A newspaper-sponsored program that recruits business sponsors to underwrite the cost of providing, at a discounted price, papers to be used in local classrooms. Many programs also offer teacher training, ready-made curriculum and special-topic sections geared to particular age groups.

PART-RUN Advertising appearing in select editions or zones of a newspaper’s market. Part-run advertising is translated into full-run equivalent linage (referred to as factored) based on the ratio of the circulation in a particular zone to the total circulation of a newspaper.

PREPRINT Advertising supplements prepared by advertisers and inserted into a newspaper.

RECRUITMENT PACKAGES  Special help-wanted advertising packages, often combining print and online, that offer a variety of features: in-newspaper advertisements, expanded listings on the Web, online or by-telephone job applications and screening of résumés.

RUN-OF-PRESS (ROP) All advertising printed on Knight Ridder presses and appearing within a newspaper.

SINGLE COPY CIRCULATION  Newspapers sold by means other than subscription, such as copies sold by street vendors, in news racks or at stores and other businesses.

SUPPLEMENTS (as in Newsprint, Ink and Supplements) All special sections purchased for distribution in the newspaper, including TV books, Parade magazine and the Sunday comics.

TMC (TOTAL MARKET COVERAGE) PRODUCTS  Advertising material packaged, often in a special “jacket,” for delivery to nonsubscribing households; especially appealing to advertisers who want high household penetration in specific neighborhoods or ZIP codes.

UNIQUE VISITORS Number of persons who visited a site or network of sites at least once in the month. Visitors to multiple web sites in a network in a given month are counted only once as a unique visitor for that network. In separate, individual web site totals, they are counted once as a unique visitor for each site visited.

VERTICALS  All the advertising in print and online in a category (for example, recruitment, automotive or real estate). A variety of advertising products are offered within each vertical, ranging from simple classified listings to enhanced services, such as expanded information online, résumé databases or job fairs.

WEB WIDTH  The width of the part of a printing press that handles newsprint; this determines the width of the rolls of newsprint used, which affects newsprint consumption.

Critical Accounting Policies and Estimates

General. Management’s discussion and analysis of its financial condition and results of operations are based upon the company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, cash flows and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to incentives, bad debts, inventories, investments, intangible assets, income taxes, financing arrangements, restructuring, long-term service contracts, pensions and other postretirement benefits, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue recognition. Revenue recognition varies by source. Advertising revenue is recognized when advertisements are published. Circulation revenue is recognized when the newspaper is delivered to the customer. Other revenue is recognized when the related product or service has been delivered. Revenue is recorded net of estimated incentive offerings, including special pricing agreements, promotions and other volume-based incentives. Revisions to these estimates are charged to income in the period in which the facts that give rise to the revision become known.

Bad debts. The company maintains a reserve account for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The company uses a combination of the percentage-of-sales and the aging-of-accounts-receivable methods to establish allowances for losses on accounts receivable. Payment in advance for some advertising and circulation revenue and credit background checks, have assisted the company in maintaining historical bad debt losses to less than 1% of revenue.

Equity and cost method investment valuation and accounting. The company holds minority interests in companies having operations or technology in areas within its strategic focus and records these investments at cost.

The company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments. In these cases, an impairment charge could be required in the future.

Goodwill and intangible impairment. The company must assess, at least annually, potential impairment of its goodwill and purchased intangible assets. This asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. This approach uses estimates of future market growth, forecasted revenue and costs, expected periods the assets will be utilized and appropriate discount rates. Such evaluations of impairment of long-lived assets including goodwill and purchased intangible assets are an integral part of, but not limited to, the company’s strategic reviews of the business and operations performed in conjunction with restructuring actions. If the estimated fair value of the asset is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. If these estimates or their related assumptions change in the future, the company may be required to record impairment charges for these assets. The company must also record its share of impairment charges recorded by its equity method investees.

Restructuring. Due to the slowing economy and the resulting decline in advertising revenue, the company in the second quarter of 2001 announced a work force reduction program affecting the majority of its newspapers. The work force reduction plan eliminated approximately 1,600 positions and the company recorded a pre-tax expense in June 2001 of $78.5 million in reserves in connection with the restructuring. This expense included estimates pertaining to employee separation costs and the settlement of certain contractual obligations in accordance with the Emerging Issues Task Force (EITF) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” As of June 29, 2002, the plan was complete and substantially all payments were made.

Pension and postretirement benefits. The company has significant pension and postretirement benefit costs and credits that are developed from actuarial valuations. These valuation assumptions include health care cost trend rates, salary growth, long-term return on plan assets, discount rates and other factors. The company’s health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. The salary growth assumptions reflect the company’s long-term actual experience and future and near-term outlook. Long-term return on plan assets is determined based on historical results of the portfolio and management’s expectation of the current economic environment. The discount rate assumption is based on current investment yields on AA-rated corporate long-term bond yields. Actual results that differ from these assumptions are accumulated and amortized over the future life of the plan participants. For an explanation of these assumptions, see “Note 11. Pension and Other Postretirement Benefit Plans” on page 51. While the company believes that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect the company’s pension and other postretirement benefits costs and obligations.

Self-insurance. The company is self-insured for the majority of its group health insurance costs. The company relies on claims experience and the advice of consulting actuaries and administrators in determining an adequate liability for self-insurance claims.

Income taxes.  The company records incomes taxes in accordance with SFAS 109 – “Accounting for Income Taxes.” The company maintains a liability to cover the cost of additional tax exposure items on the filing of federal and state income tax returns. The company files a federal consolidated income tax return and state consolidated, combined or separate returns depending upon the state requirements. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments arise from a variety of factors, including different interpretation of statutes and regulations.

Legal.  The company is involved in certain claims and litigation related to its operations, including ordinary routine litigation incidental to its business. See “Note 14. Commitments and Contingencies” on page 55 for further information. Management reviews and determines which liabilities, if any, arising from these claims and litigation could have a material adverse effect on the company’s consolidated financial position, liquidity, results of operations or properties. Management assesses the likelihood of any adverse judgments or outcomes as well as potential ranges of probable losses. Determination of the amount of reserves required for these contingencies is made after analysis and discussion with counsel.

Analysis by Segment

The following sections discuss the segment results of the company’s principal lines of business, newspapers and online. Online results, which represent approximately 1.9% of consolidated revenue for 2002, are included in the “Other” revenue line of “Total Operating Revenue” and consist primarily of online recruitment and other classified advertising, Web banner advertising and revenue from content syndication.

Newspaper revenue is derived principally from advertising and newspaper sales. Advertising revenue accounted for about 77.7% of consolidated revenue in 2002. This revenue comes from the three basic categories of advertising – retail, general and classified. Newspaper advertising volume is categorized as either run-of-press (ROP) or preprint. Volume for ROP advertising is measured in terms of either full-run or part-run advertising linage. By using part-run advertising, advertisers can target their messages to selected geographically zoned market segments.

Circulation revenue results from the sale of newspapers. Circulation of daily and Sunday newspapers accounted for 17.2% of consolidated revenue in 2002. It is reported at the net wholesale price for newspapers delivered or sold by independent contractors and at the retail price for newspapers delivered or sold by employees and by delivery agents who are paid a delivery fee.

Other revenue is generated from online services, commercial job printing, niche and book publications, newsprint waste sales and other miscellaneous sources.

Summary of Operations

A summary of the company’s operations, certain share data and other financial information for the past 11 years is provided on pages 12 through 14. Compound growth rates for the past five- and 10-year periods are also included, if applicable. A review of this summary and of the supplemental information on pages 1 through 6 will provide a better understanding of the following discussion and analysis of operating results and of the financial statements as a whole. The supplemental information contains financial data for the company and information regarding the company’s properties, technology and raw materials used in operations.

Consolidated Results of Operations: For the fiscal years ended December 29, 2002, December 30, 2001 and December 31, 2000

The company’s fiscal year ends on the last Sunday of the calendar year. Results for 2002 are for the 52 weeks ended December 29, results for 2001 are for the 52 weeks ended December 30, and results for 2000 are for the 53 weeks ended December 31. The following tables set forth the consolidated results of operations for the periods ended December 29, 2002, December 30, 2001, and December 31, 2000, which are discussed in more detail on pages 20 through 22.

				Change

In thousands, except per share amounts	2002	2001	2000	02-01	01-00

Operating revenue	$2,841,594	$2,900,209	$3,211,767	(2.0)%	(9.7)%
Operating income	605,362	461,755	668,772	31.1%	(31.0)%
Net income before cumulative effect of change in accounting principle of unconsolidated company	281,727	184,824	314,363	52.4%	(41.2)%

Cumulative effect of change in accounting principle of unconsolidated company	(24,279)

Net income	$257,448	$184,824	$314,363	39.3%	(41.2)%

Net income includes the following expense (income):
CareerBuilder – LLC Conversion	$11,304	$--	$--
Cumulative effect of change in accounting principle of unconsolidated company	24,279
Work force reduction		47,100
Severance and relocation costs			10,364
Losses on investments		7,099	10,407
Goodwill and other intangibles amortization		55,300	55,500
Gain on sale of building			(5,698)

Total	$35,583	$109,499	$70,573

Diluted earnings per share before cumulative effect of change in accounting principle of unconsolidated company	$3.33	$2.16	$3.53	54.2%	(38.8)%

Cumulative effect of change in accounting principle of unconsolidated company – per diluted share	(0.29)

Diluted earnings per share	$3.04	$2.16	$3.53	40.7%	(38.8)%

Diluted earnings per share includes the following expense (income):
CareerBuilder – LLC Conversion	$0.13	$--	$--
Cumulative effect of change in accounting principle of unconsolidated company	0.29
Work force reduction		0.55
Severance and relocation costs			0.11
Losses on investments		0.08	0.12
Goodwill and other intangibles amortization		0.65	0.62
Gain on sale of building			(0.06)

Total	$0.42	$1.28	$0.79

In 2002, Knight Ridder earned $3.04 per diluted share compared with $2.16 per diluted share in 2001, up $0.88, or 40.7%. Diluted earnings per share for 2002 included charges of $0.13 per share from the conversion of Career

Holdings, Inc., from a “C” corporation to a limited liability company (LLC) and $0.29 per share for the cumulative effect of change in accounting principle of Career Holdings, an equity method investee, related to its adoption of SFAS 142. Diluted earnings per share for 2001 included losses on investments of $0.08 per share, work force reduction charges of $0.55 per share and goodwill and other intangibles amortization of $0.65 per share. Diluted earnings per share for 2000 included losses on investments of $0.12 per share, severance and relocation costs of $0.11 per share, a gain on sale of building of $0.06 per share and goodwill and other intangibles amortization of $0.62 per share.

Newspaper Division

Operating Revenue The following table summarizes the results of the Newspaper Division for the periods ended December 29, 2002, December 30, 2001, and December 31, 2000.

			2000		Change

In thousands	2002	2001	53 Weeks	52 Weeks	02-01		01-00*

Operating revenue
Advertising
Retail	$1,098,644	$1,073,789	$1,104,767	$1,081,188	2.3%		(0.7)%
General	300,622	297,033	336,613	331,010	1.2%		(10.3)%
Classified	807,676	883,600	1,066,457	1,052,956	(8.6)%		(16.1)%

Total	2,206,942	2,254,422	2,507,837	2,465,154	(2.1)%		(8.5)%

Circulation	487,732	512,309	523,856	514,053	(4.8)%		(0.3)%
Other	91,617	91,443	136,526	135,364	0.2%		(32.4)%

Total operating revenue	$2,786,291	$2,858,174	$3,168,219	$3,114,571	(2.5)%		(8.2)%

Average circulation (1)
Daily	3,821	3,802	3,906		0.5%		(2.7)%
Sunday	5,162	5,154	5,303		0.2%		(2.8)%
					0.5%		(2.7)%
Advertising linage (1)
Full-run
Retail	15,970	15,796	18,231		1.1%		(13.4)%
General	2,508	2,565	3,432		(2.2	) %	(25.3)%
Classified	18,105	17,901	20,798		1.1%		(13.9)%

Total full-run	36,583	36,262	42,461		0.9%		(14.6)%

_______________

* Excluding the 53rd week in 2000 for revenue amounts only
(1) Circulation and linage statistics are not presented on a 52-week basis.

Compared with 2001, retail advertising revenue increased 2.3% due to a 1.1% full-run ROP linage increase during 2002 and increases in retail preprint (8.3%) and total market coverage (TMC) revenue (37.0%), partially offset by a 3.1% decrease in the full-run average rate. Miami, Contra Costa, Philadelphia and San Jose were responsible for most of the increase, up 5.8%, 6.9%, 2.1% and 4.5%, respectively. From 2000 to 2001, retail advertising revenue decreased 0.7% due to a 13.4% decrease in full-run ROP linage, partially offset by an 8.3% increase in full-run average rate and from TMC revenue, specialized publications and database marketing products. The weak results from 2000 to 2001 were due primarily to consolidations and bankruptcies in most major markets.

General advertising revenue increased 1.2% in 2002 from 2001 due to a 2.5% increase in the average rate and a 42.9% increase in TMC revenue, partially offset by a 2.2% decrease in full-run ROP linage. Miami and Kansas City had the largest increases, up 8.4% and 9.8%, respectively. From 2000 to 2001, general advertising was down 10.3%, on a 52-week basis, due to a 25.3% decrease in full-run ROP linage, partially offset by a 17.4% increase in average rate. In 2001, general advertising saw an 85% decrease in dot-com advertising, which had yielded about $18 million in 2000, as well as a decline in airline and hotel advertising following the September 11, 2001 terrorist attacks. National automotive, finance, pharmaceuticals and computers were only slightly less affected.

Classified advertising revenue decreased 8.6% in 2002 from 2001 due to an average rate decrease of 11.0%, driven by declines in the recruitment category, partially offset by a 1.1% increase in full-run ROP linage. Declines in classified recruitment in the largest markets were responsible, with San Jose down 27.5% and Philadelphia down 11.7%. The automotive, real estate and other categories increased. From 2000 to 2001, classified advertising decreased 16.1% due to a full-run ROP linage decrease of 13.9% and a 5.3% decrease in rate largely due to a decline in the higher-rated recruitment revenue, partially offset by increases in revenue from TMC and specialized publication products.

Circulation revenue decreased 4.8% from 2001 to 2002 due to (a) increased discounting of subscription rates, (b) reduced rates for NIE and (c) price rollbacks, primarily confined to Sunday single copy in five markets. Partially offsetting these discounts was a 0.5% increase in daily circulation and a 0.2% increase in Sunday circulation. The largest decreases were in Kansas City, down 9.6%, and Philadelphia, down 4.7%. From 2000 to 2001, circulation revenue decreased 0.3% on a 2.7% decrease in daily circulation and a 2.8% decrease in Sunday circulation. The company expects circulation revenue to decrease slightly in 2003, with circulation copies to increase slightly.

Other revenue increased 0.2% in 2002 from 2001 due to an increase in earnings from Detroit, partially offset by decreases in commercial printing, specialized publication and event marketing revenue. From 2000 to 2001, other revenue decreased 32.4% due to a decrease in earnings from Detroit and the absence of Professional Exchange, MediaStream and Cable Connection, which were sold in late 2000.

Operating Costs. The following table summarizes operating costs for the periods ended December 29, 2002, December 30, 2001, and December 31, 2000.

			2000		Change

In thousands	2002	2001	53 Weeks	52 Weeks	02-01	01-00*

Operating costs
Labor and employee benefits	$1,076,976	$1,134,584	$1,167,216	$1,133,601	(5.1)%	0.1%
Newsprint, ink and supplements	364,016	451,547	473,724	465,534	(19.4)%	(3.0)%
Other operating costs	581,121	575,914	605,447	598,339	0.9%	(3.7)%
Depreciation and amortization	113,941	176,029	179,278	179,203	(35.3)%	(1.8)%

Total operating costs	$2,136,054	$2,338,074	$2,425,665	$2,376,677	(8.6)%	(1.6)%

_______________

*     Excluding the 53rd week in 2000

Labor and employee benefits decreased 5.1% in 2002 from 2001, primarily due to a restructuring charge related to a work force reduction in 2001. Due to the slowing economy and the resulting decline in advertising revenue and increases in the cost per ton of newsprint, the company in the second quarter of 2001 announced a work force reduction program that affected the majority of its newspapers. The work force reduction plan eliminated approximately 1,600 positions through early retirement, voluntary and involuntary buyouts and attrition. As a result, the company incurred pre-tax charges of approximately $78.5 million related to employee severance costs and benefits during 2001. Excluding this work force reduction charge in 2001, labor and employee benefits increased 2.0%. The increase was a result of health insurance costs, bonuses and incentive costs in 2002 and a 3.3% increase in the average wage rate per employee, partially offset by 7.0% decrease in the number of full-time equivalents (FTEs). In December 2002, Philadelphia transferred certain severance obligations previously accounted for as postretirement benefits under a company-sponsored plan to a multi-employer plan. An employer participating in a multi-employer plan recognizes as net pension expense the required contribution each period. Accordingly, upon the transfer, a gain of $15 million was recognized, consisting of the previously recorded $18 million postretirement obligation at the date of transfer, net of a required $3 million contribution. Excluding the 2001 work force reduction charge, labor and employee benefits decreased 6.8% in 2001 from 2000, due to a 7.2% decrease in FTEs and an 11.8% decrease in bonus and incentive costs, partially offset by a 1.5% increase in the average wage rate per employee.

Newsprint, ink and supplements expense decreased 19.4% in 2002 from 2001 due to a 20.4% decline in the average cost per ton of newsprint, a 5.4% decline in the cost of ink and supplements and a 2.5% decrease in consumption. The decline in newsprint consumption was due primarily to decreases in classified employment advertising linage and commercial printing, and a decrease in the average web width of some newspapers. The 3.0% decrease in the cost of newsprint, ink and supplements in 2001 from 2000 was due primarily to a 13.2% decrease in consumption and a 7.7% decrease in ink and supplements, offset by a 10.4% increase in the average cost per ton. The decline in newsprint consumption in 2001 from 2000 resulted from a decrease in advertising linage and a decrease in average circulation. Over the past two years, the average cost per ton of newsprint has been at a historically low price. It is expected that as the U.S. economy improves, the average cost per ton of newsprint will likely increase.

Other operating costs increased 0.9% in 2002 from 2001. From 2000 to 2001, other operating costs decreased 3.7% due primarily to a decrease in circulation promotion, advertising and promotion expense, contribution expense and travel expense.

Depreciation and amortization decreased 35.3% in 2002 from 2001 due to the adoption of SFAS 142 at the beginning of 2002. Not amortizing goodwill and indefinite lived intangibles caused an increase in operating income of $60.9 million, and an increase in net income of $55.3 million, or $.65 per share, in 2002. Excluding the effect from the adoption of SFAS 142, depreciation and amortization expense decreased 1.1%. From 2000 to 2001, depreciation and amortization expense decreased 1.8% due primarily to a $3.9 million write-down of presses in 2000.

Online Division

Online Activities  During the first quarter of 2000, the company consolidated all of its Internet operations under a wholly-owned subsidiary, Knight Ridder Digital (KRD). Previously, Knight Ridder’s Internet activities were reported and managed as a part of the company’s newspaper operations. KRD coordinates all of Knight Ridder’s online efforts, including the Web sites previously operated by the newspapers. KRD operates and manages the Real Cities Network, which consists of all Knight Ridder Web sites and those of several media affiliates.

Operating Revenue and Costs The following table summarizes operating revenue and costs for the periods ended December 29, 2002, December 30, 2001, and December 31, 2000.

				Change

In thousands	2002	2001	2000	02-01	01-00

Operating revenue	$55,303	$42,035	$43,548	31.6%	(3.5)%
Operating costs
Labor and employee benefits	27,087	31,859	38,993	(15.0)%	(18.3)%
Other operating costs	31,935	38,877	47,956	(17.9)%	(18.9)%
Depreciation and amortization	5,154	2,801	2,620	84.0%	6.9%

Total operating costs	64,176	73,537	89,569	(12.7)%	(17.9)%

Operating loss	$(8,873)	$(31,502)	$(46,021)	71.8%	31.5%

Average monthly unique visitors	6,738	5,923	4,109	13.8%	44.1%

Revenue for the online division was up 31.6%, driven by increases in recruitment packages, recruitment and other upsell, and content syndication. Reach for Knight Ridder Digital properties, defined as the percentage of all online users in the nation who used any of Knight Ridder Digital’s Web sites, increased from 5.1% in 2001 to 5.3% in 2002. Average monthly unique visitors increased from 5.9 million in 2001 to 6.7 million in 2002. From 2000 to 2001, revenue decreased 3.5% primarily due to a 23.4% decrease in banners and sponsorship advertisements, partially offset by an increase in revenue from CareerBuilder and Classified Ventures products and from an increase in nonrecruitment upsell revenue.

The cost of labor and employee benefits decreased 15.0% in 2002 from 2001 due to a 32.4% reduction in FTEs. Other operating costs decreased in 2002 from 2001 due to focused efforts to achieve significant reductions in hosting service costs, content and wire service costs, promotion-related expenses and other administrative costs. Depreciation and amortization expense increased in 2002 from 2001 due to the launch in early 2002 of a single digital platform (a shared content-management and web-serving database for all of the Knight Ridder Digital Web sites) and the new Knight Ridder Digital offices. From 2000 to 2001, labor and employee benefits decreased due to an 18.9% reduction in FTEs. From 2000 to 2001, other operating costs decreased primarily as a result of lower promotion-related expenses and reduction in outside services and administrative costs. Depreciation and amortization expense increased from 2000 to 2001 due to the acquisition and development of technical equipment and software.

Knight Ridder Non-Operating Items

Interest expense decreased $25.9 million, or 25.7%, in 2002 from 2001. The decrease was due to lower weighted-average interest rates and a decline in the average debt balance. Interest expense decreased $15.8 million, or 13.6%, in 2001 from 2000 as a result of a lower weighted-average interest rate. During 2002, interest rates have been at historically low rates and it is anticipated that, as the U.S. economy improves, interest rates will increase, resulting in higher interest expense for the company.

For the year, losses from equity investments rose to $62.3 million from $16.1 million in 2001, an increase of $46.2 million. The largest single item differentiating the two years was a decline of $37 million from the newsprint mill investments, reflecting the substantial decline in the price of newsprint versus 2001. In 2001 the company earned approximately $23 million from the ownership share in the two mills; in 2002 it lost approximately $14 million.

Two additional significant expenses relate to the investment in CareerBuilder LLC. They were: (a) a $7.5 million charge in the first quarter for severance expense and other costs resulting from the relocation of offices and abandonment of certain assets, and (b) an $18 million charge ($.13 per share after tax) associated with the conversion of CareerBuilder from a corporation into a limited liability company. During the third quarter, Career Holdings was converted from a “C” corporation to a limited liability company (LLC). The conversion resulted in a taxable gain to Career Holdings to the extent the fair value of its assets was greater than the tax basis on the date of the conversion. There was no “book” or GAAP basis gain upon this conversion. Accordingly, Career Holdings recorded a tax expense and owes taxes of approximately $36.0 million. Knight Ridder recorded its 50% share of this expense as part of the loss from equity investments.

Career Holdings’ conversion to an LLC also triggered the recognition of a tax loss for Knight Ridder. Since the acquisition of its interest in Career Holdings, Knight Ridder has recorded tax benefits in the form of deferred taxes for its share of the losses arising from Career Holdings’ operating results. The conversion allows Knight Ridder to recognize these losses for income tax purposes because the conversion is treated as a sale of the stock of Career Holdings for its fair market value. This generated a capital loss for Knight Ridder, which can be carried back and applied against taxes paid by Knight Ridder in prior years. This will result in a tax refund claim of approximately $36.0 million when Knight Ridder files its income tax returns for 2002. Because the company had previously recorded the impact of these losses for financial statement reporting, the recognition of the tax loss will not impact Knight Ridder’s GAAP earn effective tax rate reflected in the financial statements. Following the conversion to an LLC, Knight Ridder’s share of Career Holdings’ operating results will be included in Knight Ridder’s consolidated tax returns. Unlike “C” corporations, which are separate entities subject to income tax, LLCs generally are not taxable entities, and their operating results are included in those of its members.

The unfavorable non-operating items were slightly offset by an increase in earnings of the Seattle Times Company and the ongoing operations of Career Holdings. From 2000 to 2001, equity in losses of unconsolidated companies and joint ventures increased $7.6 million due to a full year of losses from Career Holdings (acquired in the third quarter of 2000), offset slightly by an increase in earnings from newsprint paper mills.

The “Other, net” line within “Other income (expense)” on the consolidated statement of income for the fiscal years ended 2002, 2001 and 2000 is summarized in the table below.

In millions	2002	2001	2000

Realized gain on sale of Cadabra, Inc.	$--	$--	$57.0
Realized gain on sale of Prio, Inc.			107.0
Realized losses on sales of marketable securities	(4.3)	(11.9)	(14.0)
Other-than-temporary impairment of GoTo.com, Inc. InfoSpace, Inc. and Webvan Group, inc.			(156.0)
Other-than-temporary impairment of cost-basis Internet-related investments	(3.1)	(16.8)	(16.0)
Realized gain on other asset sales			15.3
Other	(2.1)	(2.0)	(2.6)

Total	$(9.5)	$(30.7)	$(9.3)

During the first quarter of 2000, the company completed the sale of two Internet-related investments that resulted in gains. The first involved the exchange of shares of Cadabra, Inc. for shares of GoTo.com, Inc., resulting in a pre-tax gain of approximately $57 million. The second transaction involved the exchange of shares in Prio, Inc. for shares of InfoSpace, Inc., resulting in a pre-tax gain of approximately $107 million. Subsequently, during 2000, the company realized a pre-tax loss of $14 million on the sale of a portion of the GoTo.com shares. Also, in the fourth quarter of 2000, the company assessed the market value of its remaining GoTo.com, InfoSpace, Inc., and Webvan  Group, inc. investments and concluded that, due to weak economic conditions, they had experienced other-than-temporary declines. As a result, during the fourth quarter of 2000, the company recorded a pre-tax loss in market values of approximately $156 million for the GoTo.com and InfoSpace, Inc. investments and $16.0 million for other Internet-related investments. Additionally, the company recognized gains on other asset sales of $15.3 million primarily related to the sales of Cable Connection, MediaStream and a building in Philadelphia.

In the first quarter of 2001, the company sold holdings in InfoSpace, Inc., AT&T, Webvan and other smaller Internet-related investments, realizing an aggregate pre-tax loss of approximately $11.9 million. Additionally, the company recorded other-than-temporary declines in a number of other cost basis Internet-related investments of $16.8 million in 2001.

On January 8, 2002, the company sold its holdings in MatchNet plc, realizing proceeds of $651,000 and recording an aggregate pre-tax loss of approximately $4.3 million. Additionally, the company recorded other-than-temporary declines in a number of other cost-basis Internet-related investments of $3.1 million in 2002. As of December 29, 2002, the carrying value of the remaining cost basis investments was $1.6 million.

Acquisitions and Dispositions

In August 2000, Career Holdings, LLC, a company jointly controlled by Knight Ridder Digital and Tribune Co., acquired CareerBuilder, Inc., and CareerPath.com, Inc. In the CareerBuilder acquisition, a wholly-owned subsidiary of Career Holdings made a tender offer for all of CareerBuilder’s common stock at a price of $8 per share in cash. The tender offer, which began on July 25, 2000, and expired on August 21, 2000, was followed by the merger of the subsidiary into CareerBuilder on August 24, 2000. The CareerPath.com acquisition was accomplished by the merger of a wholly-owned subsidiary of Career Holdings into CareerPath.com on August 31, 2000. The total purchase price for the CareerBuilder and CareerPath.com acquisitions was approximately $250 million. In November 2001, Career Holdings acquired Headhunter.net, an online recruitment and career development business, for $9.25 per share in cash, or approximately $217 million. The acquisition was funded by capital contributions from both Knight Ridder and Tribune Co. The company’s share was $108.5 million. On October 2, 2002, the company and Tribune Co. each sold one-third of their interest in CareerBuilder, to Gannett Co. Inc., for $98.2 million. The company’s share of the proceeds was approximately $49 million. The sale price was also the company’s carrying value and no gain or loss was recorded on the sale. The company, through Knight Ridder Digital, currently owns a 33.3% interest in Career Holdings.

On August 22, 2000, the company sold Cable Connection for approximately $8.5 million in cash, less an $86,000 working capital adjustment and recorded a $5.8 million pre-tax gain on the sale. Professional Exchange was sold on September 25, 2000, for $5 million cash and the company recorded a $1.5 million loss. On January 1, 2001, the company sold MediaStream for $3.6 million, consisting of $3.35 million in cash and a $250,000 note receivable. The company recorded a $1.7 million pre-tax gain on the sale. On January 8, 2002, the company sold all of its holdings in MatchNet, plc stock, realizing proceeds of $651,000 and recording an aggregate pre-tax loss of approximately $4.3 million.

Liquidity and Capital Resources

Cash flow from operations is the company’s primary source of liquidity. Management is focused on growing cash flow and managing cash effectively. In addition, the company uses financial leverage to minimize the overall cost of capital and maintain adequate operating and financial flexibility.

The company’s financial position remained strong throughout 2002, with cash and cash equivalents and short-term investments of $39.3 million at December 29, 2002, compared with $37.3 million at December 30, 2001. During 2002, cash flows from operating activities were used to fund treasury stock purchases of $257.1 million, common stock dividends of $84.8 million and debt reduction of $112.9 million. During 2001, cash flows from operating activities were used to fund treasury stock purchases of $171.8 million. In addition, the company paid dividends of $84.2 million during 2001.

Cash provided by operating activities was $426.4 million in 2002, compared with $452.3 million in 2001. The decrease was due to $151.3 million in cash contributions in excess of pension and other postretirement benefit plan expenses, partially offset by higher net income (due primarily to the prior year work force reduction after-tax charge of $47.1 million), and increases in non-cash charges to earnings from the provision for deferred taxes and the cumulative effect of a change in accounting principle. Cash provided by operating activities was $452.3 million in 2001, compared with $399.5 million in 2000. The increase was due partially to a reduction of the funding required for a health and welfare trust, an increase in distributions relative to earnings from equity investments and the timing of payments on certain current assets and liabilities.

At December 29, 2002, working capital was $72.4 million, compared with $55.5 million at December 30, 2001. The increase in working capital from 2001 to 2002 was due primarily to a decline in accrued federal and state income taxes of $30.8 million, partially offset by a decline in prepaid expenses of $13.7 million. At December 30, 2001, working capital was $55.5 million, compared with $67.7 million at December 31, 2000. The decrease in working capital from 2000 to 2001 was due primarily to a decline in accounts receivable of $24.7 million and inventories of $9.5 million and an increase in accrued income taxes of $13.9 million, partially offset by a decline in short-term borrowings of $39.7 million.

During 2002, cash required for investing activities was primarily for the purchase of $70.0 million of property and equipment, partially offset by proceeds from the sale of investments, principally the company’s one-third interest in CareerBuilder, LLC. During 2001, cash required for investing activities was primarily for the purchase of $94.6 million of property, plant and equipment and $123.6 million for acquisition of businesses, including Headhunter.net, Inc., in November 2001, partially offset by proceeds of $21.0 million from the sale of investments.

The company invests excess cash in short-term investments, depending on projected cash needs from operations, capital expenditures and other business purposes. The company supplements internally generated cash flow with a combination of short- and long-term borrowings. Average outstanding commercial paper during the year was $471.1 million, with an average effective interest rate of 1.4%. At December 29, 2002, the company’s $895 million revolving credit agreement, which supports the commercial paper and the letters of credit outstanding, had remaining availability of $423.0 million. The revolving credit facility matures in 2006.

During the second quarter of 2001 and the first quarter of 2002, the company entered into certain interest rate swap agreements. The company entered into such agreements to manage interest rate exposure by achieving a desired proportion of fixed rate versus variable rate debt. The swap agreements expire at various dates in 2005, 2007, 2009 and 2011 and effectively convert an aggregate principal amount of $500 million of fixed-rate long-term debt into variable rate borrowings. The variable interest rates are based on the three or six month London InterBank Offering Rate (LIBOR), plus a rate spread. For the year ended December 29, 2002, the weighted-average variable interest rates under these agreements were 4.1% versus the fixed rates of 8.1%. The fair value of the swap agreements at December 29, 2002 and December 30, 2001 totaled $58.8 million and $9.6 million, respectively, recorded on the balance sheet as other non-current assets, with the offsetting adjustment to the carrying value of the long-term debt.

The company does not trade or engage in hedges for investment purposes.

At year end, the company’s short- and long-term debt was rated by the three major credit-rating agencies listed below. There was no change from the prior year:

	Short-Term Debt	Long-Term Debt
Moody’s	P1	A2
Standard & Poor’s	A-1	A
Fitch	F1	A

Management believes the company has adequate access to the debt capital markets to meet its short- and long-term capital needs. Such access includes the company’s $895 million revolving credit facility and term loan agreement, which support its commercial paper, and its $200 million extendable commercial notes. The company’s future ability to borrow funds and the interest rates on those funds could be adversely impacted by a decrease in its debt ratings and by negative conditions in the debt capital markets.

During 2002, the company repurchased 4.0 million common shares at a total cost of $257.1 million and an average cost of $63.74 per share. At year end, authorization remained to purchase 1.5 million shares. On January 28, 2003, the Board authorized the repurchase of an additional 6 million shares. The company will repurchase these shares opportunistically over time in the market.

The company’s operations have historically generated strong positive cash flow, which, along with the company’s commercial paper program, revolving credit lines and ability to issue public debt, has provided adequate liquidity to meet short- and long-term cash requirements, including requirements for working capital and capital expenditures.

The capital spending program includes normal replacements, productivity improvements, capacity increases, building construction and expansion and purchase of printing press equipment. Over the past three years, capital expenditures have totaled $272.6 million for additions and improvements to properties.

Additions to property, plant and equipment decreased by $24.6 million to $70.0 million in 2002 from $94.6 million in 2001. Expenditures in 2002 included $30.4 million for a new production plant in Kansas City scheduled for completion in 2006, $3.7 million for a new advertising system in Philadelphia, $3.7 million for a new combined advertising system for San Jose and Contra Costa and $3.1 million for Wichita's press project, scheduled for completion in 2003. The press replacement projects are expected to significantly improve reliability, speed, print quality and page and color capacity, and reduce waste.

The following table summarizes the company's contractual obligations and commercial commitments as of December 29, 2002 (in thousands):

	Payments Due By Period

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$1,145,806	$--	$108,773	$111,298	$925,735
Commercial Paper (a)	415,051	39,849		375,202
Operating leases	96,902	23,254	33,382	20,449	19,817

Total contractual obligations	$1,657,759	$63,103	$142,155	$506,949	$945,552

	Payments Due By Period

Other Commercial Commitments	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Standby letters of credit (b)	$56,500	$56,500
Guarantees (c)	16,200	16,200

Total commercial commitments	$72,700	$72,700

_______________

(a)	Commercial paper is supported by $895 million revolving credit facility which matures on June 15, 2006.

(b)	In connection with the company's insurance program, letters of credit are required to support certain projected workers' compensation obligations.

(c)

The company guarantees 13.5% of the debt of Ponderay Newsprint Company, a newsprint mill investment. For the years ended December 29, 2002, and December 30, 2001, these guarantees totaled $16.2 million and $17.2 million, respectively.

The company is a one-third partner of SP Newsprint Co. In November 2002, SP amended and restated its credit agreement with certain of its lenders. The agreement stipulates that should SP's consolidated liquidity fall below $5 million, it would be in default of its covenant. The company, along with the other partners, would then be required to make an equity contribution in sufficient amount to cure the default. The company's contribution is limited to approximately $6.7 million. The obligation ends when SP first meets certain conditions including, but not limited to, predetermined leverage and fixed-charge coverage ratios and certain liquidity requirements. The company also has a demand obligation to SP Newsprint Co. for $6.7 million. The obligation arose in August 1985 in connection with an advance to Knight Ridder (and the other partners) by SP. SP has the right to request repayment of these funds at any time for any reason. The advance has been reflected as a reduction in the investment on the company's balance sheet and no interest expense is associated with the obligation.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Borrowings. By balancing the mix of variable- versus fixed-rate borrowings, the company manages the interest-rate risk of its debt. "Note 3. Debt" on page 40 of this report includes information related to the contractual interest rates and fair value of the individual borrowings. In 2001 and 2002, the company entered into interest rate swap agreements to manage interest rate exposure by achieving a desired proportion of fixed rate versus variable rate debt. The agreements involve the receipt of fixed rate interest payments in exchange for floating rate interest payments over the life of the agreement. As a result, changes in the fair value of the interest rate swaps are offset by changes in the fair value of the swapped debt and no net gain or loss is recognized in earnings. The company accounts for its interest rate swap agreements as fair value hedges. The fair value of the swaps at December 29, 2002 and December 30, 2001 were $58.8 million and $9.6 million, respectively. There was no ineffectiveness associated with the swaps during fiscal year 2002. The company does not trade or engage in hedging for speculative or trading purposes and hedging activities are transacted only with highly-rated financial institutions, reducing the exposure to credit risk.

A hypothetical 10% increase in interest rates would increase interest expense associated with variable-rate borrowings by approximately $1.3 million. The fair value of the companys's fixed-rate long-term debt is sensitive to changes in interest rates. A hypothetical 10% increase in interest rates would decrease the fair value of the fixed debt and interest rate swaps by $50.9 million. This change in fair value of debt obligations excludes commercial paper and other short-term variable-rate borrowings because changes in interest rates would not significantly affect the fair value of such instruments.

Newsprint. The company, excluding Detroit, consumed approximately 645,000 metric tons of newsprint in 2002. This represents 13.0% of the company's 2002 total operating expenses. Under the caption "Newsprint" on page 2 of this report, the company has included information on its suppliers, the long-term purchase agreements used to manage the related risk of price increases, and natural hedges the company has in place through its investment in newsprint mills.

Collective Bargaining Agreements. About 30% of the company's approximately 18,000 FTEs are represented by approximately 68 local unions and work under multi-year collective bargaining agreements. Individual newspapers that have one or more collective bargaining agreements are in Akron, Detroit, Duluth, Fort Wayne, Grand Forks, Kansas City, Lexington, Monterey, Philadelphia, St. Paul, San Jose, State College and Wichita. These agreements are renegotiated in the years in which they expire. During 2003, there will be negotiations to extend collective bargaining agreements at five newspapers. In 2001, all labor contracts in Philadelphia were negotiated and ratified by all unions, extending the contracts for another six years.

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

Item 8.     Financial Statements and Supplementary Data

Selected quarterly financial data is presented in “Note 12. Quarterly Operations (Unaudited)” on page 54 of this report to the Consolidated Financial Statements. Schedule II – Valuations and Qualifying Accounts is included in Item 15 of this report and incorporated herein by reference.

Consolidated Balance Sheet (In thousands, except share data)

Year Ended	Dec. 29, 2002	Dec. 30, 2001

Assets
Current Assets
Cash and short-term cash investments	$39,330	$37,287
Accounts receivable, net of allowances of $21,085 in 2002 and $23,811 in 2001	377,779	391,788
Inventories	43,931	43,240
Prepaids	21,716	35,464
Other current assets	56,397	27,792

Total Current Assets	539,153	535,571

Investments and Other Assets
Equity in unconsolidated companies and joint ventures	301,680	393,777
Other	262,611	193,685

Total Investments and Other Assets	564,291	587,462

Property, Plant and Equipment
Land and improvements	99,665	99,605
Buildings and improvements	498,581	492,576
Equipment	1,312,611	1,301,826
Construction and equipment installations in progress	45,344	43,772

	1,956,201	1,937,779
Less accumulated depreciation	(990,159)	(922,453)

Net Property, Plant and Equipment	966,042	1,015,326

Goodwill and Other Intangible Assets
Goodwill	1,748,229	1,748,229
Newspaper mastheads	284,284	284,284
Other, less accumulated amortization of $43,050 in 2002 and $36,236 in 2001	62,659	42,504

Total Goodwill and Other Intangible Assets, net	2,095,172	2,075,017

Total	$4,164,658	$4,213,376

See Notes to Consolidated Financial Statements.

Year Ended	Dec. 29, 2002	Dec. 30, 2001

Liabilities and shareholders’ equity
Current Liabilities
Accounts payable	$116,382	$110,333
Accrued expenses and other liabilities	113,718	112,946
Accrued compensation and amounts withheld from employees	118,823	107,842
Federal and state income taxes		30,844
Deferred revenue	77,946	77,368
Short-term borrowings and current portion of long-term debt	39,849	40,699

Total Current Liabilities	466,718	480,032

Noncurrent Liabilities
Long-term debt	1,521,008	1,582,888
Deferred federal and state income taxes	295,641	255,266
Postretirement benefits other than pensions	120,767	136,134
Employment benefits and other noncurrent liabilities	295,754	197,448

Total Noncurrent Liabilities	2,233,170	2,171,736

Minority Interests in Consolidated Subsidiaries	3,291	1,320

Commitments and Contingencies (Note 14)

Shareholders’ Equity:
Common stock, $.02 1/12 par value; shares authorized – 250,000,000; shares issued – 81,817,410 in 2002 and 84,012,749 in 2001	1,705	1,750
Additional capital	1,027,719	984,830
Retained earnings	549,509	575,649
Accumulated other comprehensive loss	(103,667)
Treasury stock, at cost; 223,833 shares in 2002 and 34,757 shares in 2001	(13,787)	(1,941)

Total Shareholders’ Equity	1,461,479	1,560,288

Total	$4,164,658	$4,213,376

See Notes to Consolidated Financial Statements.

Consolidated Statement of Income (In thousands, except per share date)

Year Ended	Dec. 29, 2002	Dec. 30, 2001	Dec. 31, 2000

Operating Revenue
Advertising
Retail	$1,098,644	$1,073,789	$1,104,766
General	300,622	297,033	336,613
Classified	807,676	883,600	1,066,457

Total	2,206,942	2,254,422	2,507,836
Circulation	487,732	512,309	523,856
Other	146,920	133,478	180,075

Total Operating Revenue	2,841,594	2,900,209	3,211,767

Operating Costs
Labor and employee benefits	1,124,484	1,177,554	1,220,221
Newsprint, ink and supplements	353,331	440,782	460,463
Other operating costs	633,722	635,545	674,714
Depreciation and amortization	124,695	184,573	187,597

Total Operating Costs	2,236,232	2,438,454	2,542,995

Operating Income	605,362	461,755	668,772

Other Income (Expense)
Interest expense	(74,969)	(100,833)	(116,652)
Interest expense capitalized	718	1,961	2,230
Interest income	381	938	1,553
Equity in earnings (losses) of unconsolidated companies and joint ventures	(62,262)	(16,095)	(8,506)
Minority interests in earnings of consolidated subsidiaries	(11,103)	(9,675)	(12,814)
Other, net	(9,457)	(30,652)	(9,293)

Total	(156,692)	(154,356)	(143,482)

Income before income taxes and cumulative effect of change in accounting principle of unconsolidated company	448,670	307,399	525,290

Income taxes	166,943	122,575	210,927

Net income before cumulative effect of change in accounting principle of unconsolidated company	281,727	184,824	314,363

Cumulative effect of change in accounting principle of unconsolidated company	(24,279)

Net Income	$257,448	$184,824	$314,363

Earnings Per Share – before cumulative effect of change in accounting principle of unconsolidated company
Basic	$3.39	$2.33	$4.02
Diluted	3.33	2.16	3.53
Cumulative effect of change in accounting principle of unconsolidated company
Basic	$(0.29)	$--	$--
Diluted	(0.29)
Net Income Per Share
Basic	$3.10	$2.33	$4.02
Diluted	3.04	2.16	3.53
Average Shares Outstanding (000s)
Basic	83,066	76,074	75,370
Diluted	84,726	85,694	89,105

See Notes to Consolidated Financial Statements.

       Consolidated Statement of Cash Flows (In thousands)

Year Ended	Dec. 29, 2002	Dec. 30, 2001	Dec. 31, 2000

Cash Provided by Operating Activities
Net income	$257,448	$184,824	$314,363
Noncash items deducted from (included in) income:
Depreciation	115,669	111,717	111,124
Amortization of goodwill		53,015	52,993
Amortization of other intangible assets	6,814	14,769	15,574
Amortization of other assets	2,204	5,072	7,906
Cumulative effect of change in accounting principle	24,279
Losses (gains) on sales, exchange and write-down of investments	7,435	30,191	19,401
Provision (benefit) for deferred taxes	103,932	(8,414)	(8,759)
Provision for bad debts	19,862	31,958	27,070
Minority interests in earnings of consolidated subsidiaries	11,103	9,675	12,814
Other items, net	2,278	1,929	15,200
Cash items not deducted from (included in) income:
Distributions in excess of earnings from investees	57,418	32,519	1,505
Contributions (in excess of) lower than pension and other postretirement benefit plan expenses	(151,300)	8,810	(13,746)
Change in certain assets and liabilities:
Accounts receivable	(5,853)	(7,248)	(20,767)
Inventories	(691)	9,126	(13,548)
Other assets	28,010	(10,353)	(97,390)
Accounts payable	19,316	(11,189)	(21,160)
Federal and state income taxes	(53,117)	15,969	3,976
Other liabilities	(18,453)	(20,116)	(7,074)

Net Cash Provided by Operating Activities	426,354	452,254	399,482

Cash Required for Investing Activities
Proceeds from sales of investments	51,333	21,038	40,058
Purchases of investments			(5,000)
Proceeds from sale of building			15,694
Acquisition of businesses	(17,810)	(123,627)	(194,476)
Additions to property, plant and equipment	(70,012)	(94,587)	(107,956)
Other items, net		311	23,685

Net Cash Required for Investing Activities	(36,489)	(196,865)	(227,995)

Cash Required for Financing Activities
Net increase (decrease) in commercial paper, net of unamortized discount	(112,097)	(316,675)	367,557
Proceeds from issuance of long-term debt		297,107
Repayment of long-term debt	(850)	(40,000)	(40,000)
Payment of cash dividends	(84,832)	(84,198)	(81,002)
Issuance of common stock to employees	77,216	76,512	29,679
Purchase of treasury stock	(257,101)	(171,795)	(464,835)
Other items, net	(10,158)	(20,714)	24,691

Net Cash Required for Financing Activities	(387,822)	(259,763)	(163,910)

Net Increase (Decrease) in Cash	2,043	(4,374)	7,577
Cash and short-term cash investments at beginning of year	37,287	41,661	34,084

Cash and short-term cash investments at end of year	$39,330	$37,287	$41,661

Supplemental Cash Flow Information
Noncash investing activities
Securities received on the sale of investees	$--	$--	$195,624
Write-down of Internet-related investments	(3,086)	(16,800)	(167,827)
Unrealized gains (net of tax) on investments available for sale		1,301	(43,385)
Noncash financing activities
Conversion of preferred stock held by Disney to common stock
Preferred stock		(1,111)	(263)
Additional capital		(416,530)	(98,872)
Issuance of common stock upon conversion of preferred stock
Common stock		231	55
Additional capital		417,410	99,080

See Notes to Consolidated Financial Statements.

Consolidated Statement of Shareholders’ Equity (in thousands, except share data)

	Preferred Shares	Common Shares	Treasury Shares
Balance at December 26, 1999	1,374,100	79,654,493	(42,510)
Issuance of common shares under stock option plan		447,453
Issuance of common shares under stock purchase plan		344,800
Conversion of preferred shares	(263,600)	2,636,000
Issuance of treasury shares to nonemployee directors			3,696
Purchase of treasury shares			(9,048,895)
Retirement of treasury shares		(9,046,700)	9,046,700
Tax benefits arising from employee stock plans
Comprehensive income:
Net income
Change in unrealized gains on securities available for sale, net of tax of $28,923
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
Tax benefits arising from employee stock plans
Comprehensive income:
Net income
Change in unrealized losses on securities available for sale, net of tax of $868
Comprehensive income
Cash dividends declared

Balance at December 30, 2001		84,012,749	(34,757)
Issuance of common shares under stock option plan		1,418,183
Issuance of common shares under stock purchase plan		226,267
Issuance of treasury shares to nonemployee directors			4,666
Purchase of treasury shares			(4,033,531)
Retirement of treasury shares		(3,839,789)	3,839,789
Tax benefits arising from employee stock plans
Issuance of options to employees of equity-method investee
Comprehensive income:
Net income
Additional minimum pension liability, net of tax of $61,935
Comprehensive income
Cash dividends declared

Balance at December 29, 2002	--	81,817,410	(223,833)

See Notes to Consolidated Financial Statements.

Preferred Stock	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
$1,374	$1,659	$938,969	$798,971	$42,084	$(2,373)	$1,780,684
	9	14,672				14,681
	7	14,991				14,998
(263)	55	208
		(18)			206	188
					(464,835)	(464,835)
	(188)	(53,345)	(409,531)		464,737	1,673
		4,105				4,105

			314,363			314,363
				(43,385)		(43,385)

						270,978

			(81,002)			(81,002)

$1,111	$1,542	$919,582	$622,801	$(1,301)	$(2,265)	$1,541,470
	33	63,294				63,327
	6	13,179				13,185
(1,111)	231	880
		4			226	230
					(171,795)	(171,795)
	(62)	(24,053)	(147,778)		171,893
		11,944				11,944

			184,824			184,824
				1,301		1,301

						186,125

			(84,198)			(84,198)

$--	$1,750	$984,830	$575,649	$--	$(1,941)	$1,560,288
	30	64,829				64,859
	5	12,352				12,357
		30			260	290
					(257,101)	(257,101)
	(80)	(47,236)	(197,679)		244,995
		11,789	(1,077)			10,712
		1,125				1,125

			257,448			257,448
				(103,667)		(103,667)

						153,781

			(84,832)			(84,832)

$--	$1,705	$1,027,719	$549,509	$(103,667)	$(13,787)	$1,461,479

See Notes to Consolidated Financial Statements.

Note 1. Summary of Significant Accounting Policies

The company reports on a fiscal year ending on the last Sunday in the calendar year. Results are for the 52 weeks ended December 29, 2002, the 52 weeks ended December 30, 2001, and the 53 weeks ended December 31, 2000.

The basis of consolidation is to include in the consolidated financial statements all the accounts of Knight Ridder and its more-than-50%-owned subsidiaries. All significant intercompany transactions and account balances have been eliminated.

Revenue recognition varies by source. Advertising revenue is recognized when advertisements are published. Circulation revenue is recognized when the newspaper is delivered to the customer. Other revenue is recognized when the related product or service has been delivered.

Investments in entities in which Knight Ridder has an equity interest of at least 20% but not more than 50% are accounted for under the equity method. Knight Ridder also accounts for its 13.5% investment in Ponderay Newsprint Company under the equity method since the company exercises significant influence, as defined by the Accounting Principals Board (APB) 18, over the operating and fiscal policies of Ponderay. The company records its share of earnings as income and increases the investment by the equivalent amount. Dividends and losses are recorded as a reduction in the investment.

The investment caption “Equity in unconsolidated companies and joint ventures” in the Consolidated Balance Sheet represents the company’s equity in the net assets of Detroit Newspapers; Seattle Times Company and subsidiaries; Newspapers First, a company responsible for the sales and servicing of general, retail and classified advertising accounts for a group of newspapers; SP Newsprint Co. and Ponderay Newsprint Company, two newsprint mill partnerships; InfiNet Company, a joint venture that provides Web-hosting services; CareerBuilder, LLC, a company in the business of providing recruitment services through the Internet; Classified Ventures, LLC, an online classified listings service; and Newscom, LLC, a company that provides online access to news wires, features, graphics and photographic content to the media.

The company owns a 50% equity interest in Detroit Newspapers (DN), a joint operating agency between Detroit Free Press, Inc., a wholly-owned subsidiary of Knight Ridder, and The Detroit News, Inc., a wholly-owned subsidiary of Gannett Co., Inc. In 1989, business operations of the Detroit Free Press and The Detroit News were transferred to DN under a joint operating agreement that expires in 2089. The company shows its share of revenue and expenses as a net amount in the “Other revenue” line.

The company owns 49.5% of the voting common stock and 65% of the nonvoting common stock of the Seattle Times Company; 28.9% of the voting stock of Newspapers First; a 33.3% equity share of CareerBuilder; a 20.4% equity interest in Classified Ventures; a 50% equity interest in Newscom, LLC; a 13.5% partnership interest in Ponderay Newsprint Company; a 50% partnership interest in Knight Ridder/Tribune Information Services, Inc.; and 33.3% of the voting stock of InfiNet Company. It is a one-third partner in the SP Newsprint Co.

The company owns a 55% equity interest in Fort Wayne Newspapers, Inc., and consolidates 100% of its revenue and expenses. The minority shareholders’ interest in the net income of this subsidiary has been reflected as an expense in the Consolidated Statement of Income in the caption “Minority interests in earnings of consolidated subsidiaries.” Also included in this caption is a contractual minority interest resulting from a joint operating agreement that runs through 2021 between The Miami Herald Publishing Co. and Cox Newspapers, Inc., covering the publication of The Herald and The Miami News, which ceased publication in 1988. The related effects are included in the Consolidated Balance Sheet caption “Minority Interests in Consolidated Subsidiaries.”

“Cash, and short-term investments” includes currency and checks on hand, demand deposits at commercial banks, overnight repurchase agreements of government securities and investment-grade commercial paper. Cash and short-term investments are recorded at cost. Due to the short-term nature of these marketable securities, cost approximates market value.

Most of the company’s “Accounts receivable” is from advertisers and newspaper subscribers. Credit is extended based on the evaluation of the customer’s financial condition, and generally collateral is not required. Credit losses are provided for in the financial statements and are written off against an allowance account at the time they are deemed uncollectible. The company uses a combination of the percentage-of-sales and the aging-of-accounts-receivable methods to establish allowances for losses on accounts receivable. Credit losses have historically been within management’s expectations.

“Inventories” are priced at the lower of cost (first-in, first-out FIFO method) or market value. Most of the inventory is newsprint, ink and other supplies used in printing newspapers. Newsprint inventory varies from approximately a 30-day to a 45-day supply, depending on availability and market conditions. Damaged newsprint is generally returned to the manufacturer or supplier within 30 days for full credit. Obsolete inventory is generally not a factor. The price of newsprint has varied significantly over the past three years; however, the company is able to mitigate price volatility through its newsprint mill investments.

“Other assets” includes investments in companies in which Knight Ridder owns less than a 20% interest and which are recorded at the lower of cost or estimated fair value. These investments are reviewed for appropriate classification at the time of purchase and re-evaluated as of each balance sheet date. Investments available for sale are carried on the balance sheet at fair market value, with the unrealized gains/losses (net of tax) reported as “Accumulated other comprehensive loss,” a separate component of shareholders’ equity. Upon the sale of an investment, the gain/loss is calculated based on the original cost less the proceeds from the sale. Investments are classified as “held to maturity” when the company has the positive intent and ability to hold the investment to maturity. As of December 29, 2002 and December 30, 2001, the company held no “held to maturity” investments.

“Property, Plant and Equipment” is recorded at cost, and the provision for depreciation for financial statement purposes is computed principally by the straight-line method over the estimated useful lives of the assets as follows:

Type of Asset	Depreciation or Amortization Period
Buildings and improvements	10 to 40 years
Machinery, equipment and fixtures	3 to 25 years
Automobile and trucks	3 to 8 years
Software	3 to 7 years, not to exceed the remaining useful life of the related hardware

The company capitalizes interest costs as part of the cost of constructing major facilities and equipment. Expenditures for maintenance, repairs and minor renewals are charged to expense as incurred.

“Goodwill and Other Intangible Assets” In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 142 – “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001 the company has applied the new accounting rules beginning December 31, 2001.

The company completed the initial evaluation of its goodwill and other intangible assets during the second quarter of 2002 and no impairment was indicated. However, the company owns 50% of Career Holdings, parent company of CareerBuilder, which completed its evaluation of goodwill in the second quarter of 2002. The company records its investments in Career Holdings under the equity method of accounting. The company reflected its share of Career Holdings’ impairment of goodwill, $24.3 million, or $.29 per diluted share, arising from its adoption of SFAS 142 in the second quarter ended June 30, 2002, as a year-to-date cumulative effect of a change in accounting principle consistent with Career Holdings’ characterization of the write-down. As of October 1, 2002, the company performed its annual evaluation of goodwill and other intangibles and again no impairment was indicated. The company will reassess the carrying value of its goodwill assets each year as of October 1, unless indicators of impairment become apparent earlier.

“Deferred revenue” arises as a normal part of business from advance subscription payments for newspapers. Revenue is recognized in the period in which it is earned.

“Short-term borrowings and current portion of long-term debt” includes the carrying amounts of commercial paper and other short-term borrowings with original maturities of less than one year that management does not intend to refinance, and the portion of long-term debt payable within 12 months. The carrying amounts of short-term borrowings approximate fair value. “Long-term debt” represents the carrying amounts of debentures, notes payable, other indebtedness with maturities longer than one year and commercial paper backed by a revolving credit agreement that management intends to refinance at maturity. Fair values, disclosed in “Note 3. Debt” on page 40 of this report, are estimated using the discounted cash flow analysis based on the company’s current incremental borrowing rates for similar types of borrowing arrangements.

In accordance with the SFAS 144 – “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” the company reviews long-lived assets and related intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. To date, no such impairment has been indicated. If a review indicates that the carrying value of these assets would not be recoverable as measured based on estimated undiscounted cash flows over their remaining life, the carrying amount would be adjusted to fair value. The cash flow estimates used contain management’s best estimates, using appropriate and customary assumptions and projections.

The company accounts for stock-based compensation plans using the intrinsic value method in accordance with APB Opinion 25 – “Accounting for Stock Issued to Employees” and discloses the general and pro forma financial information required by SFAS 123 and SFAS 148.

In December 2002, the FASB issued SFAS 148 – “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends SFAS 123 – “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

Disclosures required by SFAS 123 and SFAS 148 are as follows:

Option value information (a)	2002	2001	2000

Fair value per option (b)	$11.65	$10.53	$11.29

Valuation assumptions
Expected option term (years)	4.3	3.0	4.0
Expected volatility	21.4%	21.0%	20.0%
Expected dividend yield	1.6%	1.6%	1.8%
Risk-free interest rate	3.0%	4.3%	6.1%

_______________

(a)	Weighted averages of option grants during each period
(b)	Estimated using Black-Scholes option pricing model under the valuation assumptions indicated

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management’s opinion, do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. In addition, the 15% discount in market value under the Employee Stock Purchase Plan is treated as compensation expense for pro forma purposes. The company’s 2002, 2001 and 2000 GAAP and pro forma information follows (in thousands, except for earnings per share data):

	2002	2001	2000

GAAP net income	$257,448	$184,824	$314,363
GAAP basic earnings per share	3.10	2.33	4.02
GAAP diluted earnings per share	3.04	2.16	3.53

Pro forma net income	$242,408	$162,922	$301,820
Pro forma basic earnings per share	2.92	2.04	3.85
Pro forma diluted earnings per share	2.86	1.90	3.39

The pro forma effect on net income is not necessarily representative of the effect in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

Under SFAS 128 – “Earnings Per Share (EPS),” “basic earnings per share” is computed by dividing net income attributable to common stock (net income less preferred stock dividends) by the weighted-average number of common shares outstanding. Net income attributable to common shares (net of preferred stock dividends) was $257.4 million in 2002, $177.3 million in 2001 and $303.0 million in 2000. “Diluted earnings per share” is computed by dividing net income by the weighted-average number of common and common equivalent shares outstanding.

The following table sets forth the calculation of basic and diluted weighted-average shares outstanding (in thousands):

	2002	2001	2000

Basic weighted-average shares outstanding	83,066	76,074	75,370
Effect of dilutive securities:
Assumed conversion of convertible preferred stock		8,272	12,597
Treasury stock effect of outstanding stock options	1,660	1,348	1,138

Diluted weighted-average shares outstanding	84,726	85,694	89,105

Under SFAS 130 – “Reporting Comprehensive Income,” the company presents unrealized gains or losses on the company’s available-for-sale securities as an element of “Accumulated other comprehensive income,” a separate component of shareholders’ equity. See “Note 13. Comprehensive Income” on page 55 of this report.

The company is a newspaper company with products in print and online. It maintains operations and local management in the markets it serves, including the metropolitan areas of Philadelphia, Miami, San Jose, Kansas City, Fort Worth, Detroit and Charlotte. Revenue is earned through the sale of advertising and circulation and related activities. Newspapers are distributed in print through local distribution channels, as well as online through Knight Ridder Digital’s Real Cities Network.

The company reports its online operations as a reportable business segment separate from its newspaper operations pursuant to SFAS 131 – “Disclosures about Segments of an Enterprise and Related Information.” See “Note 5. Business Segments” on page 43 of this report.

The company has entered into interest rate swap agreements for interest rate risk exposure management purposes. In accordance with SFAS 133 – “Accounting for Derivative Instruments and Hedging Activities,” the company accounts for its interest rate swap agreements as fair value hedges. The fair value of the swaps at December 29, 2002, and December 30, 2001, was $58.8 million and $9.6 million, respectively. There was no ineffectiveness associated with the swaps during fiscal years 2002 and 2001. The company does not trade or engage in hedging for investment purposes. In certain circumstances, the company may use derivatives to hedge certain exposures.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain amounts in 2000 and 2001 have been reclassified to conform to the 2002 presentation primarily relating to the presentation of the interest rate swaps, goodwill, certain items on the Consolidated Statement of Cash Flows and full-run advertising linage.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations” (SFAS 143). Under these rules, a liability for a long-lived asset retirement obligation should be recognized in the period in which it is incurred and should be initially measured at its fair value. Changes in the liability due to the passage of time are recognized as operating expenses in the income statement and referred to as accretion expenses. SFAS 143 is required to be implemented for fiscal years beginning after June 15, 2002. The impact of adopting SFAS 143, if any, would be recognized as a cumulative effect of a change in accounting principle during the first quarter ending March 30, 2003. The company is currently evaluating the impact of SFAS 143; however, the adoption of SFAS 143 is not expected to have a material impact on the company’s consolidated financial statements.

In June 2002, the FASB issued SFAS 146 – “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires recording costs associated with exit or disposal activities at fair value when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. The requirements of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. The company does not expect the adoption of SFAS 146 to have a material effect on its financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45 – “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company evaluated the effects of FIN 45 and the additional disclosures are included herein as they relate to the company’s ownership interest in SP and Ponderay. See “Note 3. Debt” on page 40 of this report and “Note 14. Commitments and Contingencies” on page 55 of this report. The company has certain existing guarantees prior to the effective date of FIN 45. If these agreements are modified, the company would have to record a liability on its balance sheet for the fair market value of its guarantee.

Note 2. Income Taxes

The company’s income tax expense is determined under the provisions of SFAS 109 – “Accounting for Income Taxes,” which requires the use of the liability method in adjusting previously deferred taxes for changes in tax rates. Substantially all of the company’s earnings are subject to domestic taxation. No material foreign income taxes or credits earned have been included in reported earnings.

Federal, state and local income taxes (benefits) consist of the following (in thousands):

	2002		2001		2000

	Current	Deferred	Current	Deferred	Current	Deferred
Federal income taxes	$45,218	$98,825	$113,810	$(6,306)	$191,635	$(3,241)
State and local income taxes	17,793	5,107	17,179	(2,108)	28,051	(5,518)

Total	$63,011	$103,932	$130,989	$(8,414)	$219,686	$(8,759)

Cash payments of income taxes for the years 2002, 2001 and 2000 were $ 114.4 million, $112.6 million and $209.9 million, respectively.

The differences between income tax expense for continuing operations shown in the financial statements and the amounts determined by applying the federal statutory rate of 35% in each year are as follows (in thousands):

	2002	2001	2000

Federal statutory income tax	$157,034	$107,590	$183,851
State and local income taxes, net of federal benefit	14,885	9,796	14,664
Statutory rate applied to nondeductible amortization of the excess of cost over net assets acquired		15,863	16,018
Tax settlements and other, net	(4,976)	(10,674)	(3,606)

Total	$166,943	$122,575	$210,927

The deferred tax asset and liability at the fiscal year end consist of the following components (in thousands):

	2002	2001

Deferred Tax Asset
Postretirement benefits other than pensions (including amounts related to partnerships in which the company participates)	$73,339	$78,624
Minimum pension liability	61,935
Accrued interest	8,507	8,248
Other nondeductible accruals	53,854	55,680

Gross deferred tax asset	197,635	142,552

Deferred Tax Liability
Depreciation and amortization	343,910	352,754
Compensation and benefit accruals	55,337	(727)
Equity in partnerships and investees	63,512	13,004
Other	9,372	10,020

Gross deferred tax liability	472,131	375,051

Net deferred tax liability	$274,496	$232,499

The components of deferred taxes included in the Consolidated Balance Sheet are as follows (in thousands):

	2002	2001

Current asset	$21,145	$22,767
Noncurrent liability	295,641	255,266

Net deferred tax liability	$274,496	$232,499

In addition, the company has a deferred tax asset of $6.5 million related to capital loss carry forwards which has been offset entirely by a valuation allowance.

Note 3. Debt

Debt consisted of the following (in thousands):

	Dec. 29, 2002	Dec. 30, 2001

Commercial paper due at various dates through March 10, 2003, at an effective interest rate of 1.39% as of December 29, 2002, and 4.62% as of December 30, 2001. (a)	$415,051	$527,148

Debentures due on April 15, 2009, bearing interest at 9.875%, net of unamortized discount of $1,040 in 2002 and $1,205 in 2001	198,960	198,795

Debentures due on November 1, 2027, bearing interest at 7.15%, net of unamortized discount of $4,876 in 2002 and $5,073 in 2001	95,124	94,927

Debentures due on March 15, 2029, bearing interest at 6.875%, net of unamortized discount of $3,192 in 2002 and $3,314 in 2001	296,808	296,686

Notes payable due on November 1, 2007, bearing interest at 6.625%, net of unamortized discount of $1,105 in 2002 and $1,333 in 2001	98,895	98,667

Notes payable due on June 1, 2011, bearing interest at 7.125%, net of unamortized discount of $2,438 in 2002 and $2,723 in 2001.	297,562	297,277

Senior notes payable due on December 15, 2005, bearing interest at 6.3%, net of unamortized discount of $295 in 2002 and $395 in 2001	99,705	99,605

Notes payable, other		850

Fair market value of interest swaps	58,752	9,632

	1,560,857	1,623,587

Less amounts payable in one year	39,849	40,699

Total long-term debt	$1,521,008	$1,582,888

_______________

(a)	Commercial paper is supported by an $895 million revolving credit facility, which matures on June 15, 2006. Interest payments during 2002 and 2001 were $75.2 million and $118.4 million, respectively.

During the second quarter of 2001 and the first quarter of 2002, the company entered into certain interest rate swap agreements. The company entered into such agreements to manage interest rate exposure by achieving a desired proportion of fixed rate versus variable rate debt. The swap agreements expire at various dates in 2005, 2007, 2009 and 2011 and effectively convert an aggregate principal amount of $500 million of fixed-rate, long-term debt into variable rate borrowings. The variable interest rates are based on three or six month LIBOR, plus a rate spread. For the year ended December 29, 2002, the weighted-average variable interest rates under these agreements were 4.1% versus the fixed rates of 8.1%. The fair value of the swap agreements at December 29, 2002, and December 30, 2001, totaled $58.8 million and $9.6 million, respectively, and were recorded on the Balance Sheet as other non-current assets, with an offsetting adjustment to the carrying value of the long-term debt.

In accordance with SFAS 133, changes to the fair market value of interest rate swap agreements (due to movements in the benchmark interest rate) are recorded as adjustments to the carrying value of long-term debt with an offsetting adjustment to other non-current assets.

The company guarantees 13.5% of the debt of Ponderay Newsprint Company’s credit facility. The guarantee arose in April 2000 when Ponderay restated its credit agreement with a bank consortium that replaced a facility used to finance construction of a newsprint mill. The company guarantees the portion of the credit facility that matures in April 2006. The guarantee could be triggered by Ponderay’s failure to meet any or all of its bank covenants, at which time the company could be liable for the full portion of its guarantee. The company accounts for these guarantees as off-balance sheet instruments, which for the years ended December 29, 2002, and December 30, 2001, totaled $16.2 million and $17.6 million, respectively.

The company is a one-third partner of SP Newsprint Co. In November 2002, SP amended and restated its credit agreement with certain of its lenders. The agreement stipulates that should SP’s consolidated liquidity fall below $5 million, it would be in default of its covenant. The company, along with the other partners, would then be required to make an equity contribution in sufficient amount to cure the default. The company’s contribution is limited to approximately $6.7 million. The obligation ends when SP first meets certain conditions including, but not limited to, predetermined leverage and fixed-charge coverage ratios and certain liquidity requirements. The company also has a demand obligation to SP Newsprint Co. for $6.7 million. The obligation arose in August 1985 in connection with an advance to Knight Ridder (and the other partners) by SP. SP has the right to request repayment of these funds at any time for any reason. The advance has been reflected as a reduction in the investment on the company’s Balance Sheet and no interest expense is associated with the obligation.

The carrying amounts and fair values of debt as of December 29, 2002, are as follows (in thousands):

	Carrying Amount	Fair Value
Commercial paper	$415,051	$415,051
9.875% Debentures	198,960	251,986
7.15% Debentures	95,124	108,257
6.875% Debentures	296,808	321,106
6.625% Notes payable	98,895	112,321
7.125% Notes payable	297,562	339,983
6.3% Senior notes payable	99,705	109,236
Fair market value of interest swaps	58,752	58,752

Total	$1,560,857	$1,716,692

The following table presents the approximate annual maturities of debt, net of discounts and excluding the fair market value of the interest rate swaps, for the years after 2002 (in thousands):

2003	$39,849
2004
2005	99,705
2006	375,202
2007	98,895
2008 and thereafter	888,454

Total	$1,502,105

Note 4. Unconsolidated Companies and Joint Ventures

Summary financial information for the company’s unconsolidated companies and joint ventures accounted for under the equity method is as follows (in thousands):

	2002	2001	2000

Current assets	$308,005	$308,822	$307,945
Property, plant and equipment and other assets	1,685,431	1,769,702	1,627,313
Current liabilities	269,076	235,452	192,030
Long-term debt and other noncurrent liabilities	620,976	579,473	669,911
Net sales	1,423,174	1,319,245	1,393,426
Gross profit	102,589	168,219	103,469
Net income (loss)	(193,790)	(4,584)	9,832
Company’s share of:
Net assets	301,680	393,777	304,486
Net loss	$(62,262)	$(16,095)	$(8,506)

In 1989, the Detroit Free Press and The Detroit News began operating under a joint operating agreement as Detroit Newspapers (DN). Balance sheet and net sales amounts for DN at December 29, 2002, December 30, 2001, and December 31, 2000, are included in the preceding table, and the net assets contributed to DN are included in “Equity in unconsolidated companies and joint ventures” in the Consolidated Balance Sheet. Excluding DN, net sales of the unconsolidated companies and joint ventures were $1,009.8 million in 2002, $904.3 million in 2001 and $936.8 million in 2000. Excluding DN, the company’s investment in unconsolidated subsidiaries includes $289.9 million of net assets accumulated since the investment dates. Dividends and cash distributions received from unconsolidated companies and joint ventures, excluding DN, were $7.4 million in 2002, $3.4 million in 2001 and $9.5 million in 2000.

Note 5. Business Segments

Financial data for the company’s segments are as follows (in thousands):

	Dec. 29, 2002	Dec. 30, 2001	Dec. 31, 2000

Operating revenue
Newspapers	$2,786,291	$2,858,174	$3,168,219
Online	55,303	42,035	43,548

Total	$2,841,594	$2,900,209	$3,211,767

Operating income
Newspapers	$650,237	$520,100	$742,554
Online	(8,873)	(31,502)	(46,021)
Corporate	(36,002)	(26,843)	(27,761)

Total	$605,362	$461,755	$668,772

Depreciation and amortization
Newspapers	$113,941	$176,029	$179,278
Online	5,154	2,801	2,620
Corporate	5,600	5,743	5,699

Total	$124,695	$184,573	$187,597

Assets
Newspapers	$3,673,374	$3,719,023	$3,875,799
Online	118,743	239,032	130,810
Corporate	372,541	255,321	236,917

Total	$4,164,658	$4,213,376	$4,243,526

Capital Expenditures
Newspapers	$66,654	$81,696	$89,228
Online	2,284	11,130	4,341
Corporate	1,074	1,761	14,387

Total	$70,012	$94,587	$107,956

The only significant unusual items were work force reduction charges of $78.5 million in 2001 and $17.2 million in 2000, solely related to the newspaper segment.

Note 6.  Capital Stock

The company has 20 million shares of preferred stock authorized and available for future issuance.

In 1997, the Board of Directors authorized 1,758,242 shares of Series B preferred stock, $1.00 par value per share, and issued 1,754,930 preferred shares in connection with the acquisition of four newspapers that were indirectly owned by The Walt Disney Company. Each share of Series B preferred stock was convertible into 10 shares of common stock. During 2000, 263,600 shares of preferred stock were converted into approximately 2.6 million common shares. During 2001, the remaining balance of 1,110,500 shares of preferred stock was converted into approximately 11.1 million common shares.

The Series B preferred stock, each share of which was convertible into 10 shares of common stock, and shares of common stock issuable upon exercise of stock options are included in the diluted earnings per share calculation, but excluded from the basic earnings per share calculation. The 2001 and 2000 diluted earnings per share calculations include 8,272,458 and 12,596,170 weighted-average shares of Series B convertible preferred stock, respectively. There were no weighted-average shares included in the diluted earnings per share calculations for the Series B convertible preferred stock in 2002. The 2002, 2001 and 2000 diluted earnings per share calculations also include 1,651,438, 1,347,968 and 1,138,199 weighted-average shares of common stock issuable upon exercise of stock options, respectively.

The company has a shareholder rights agreement. The agreement grants each holder of a common share a right, under certain conditions, to purchase from the company a unit consisting of one one-hundredth of a share of preferred stock at a price of $150, subject to adjustment. The rights provide that in the event the company is a surviving corporation in a merger, each holder of a right will be entitled to receive, upon exercise, common shares having a value equal to two times the exercise price of the right. In the event the company engages in a merger or other business combination transaction in which the company is not the surviving corporation, the rights agreement provides that proper provision shall be made so that each holder of a right will be entitled to receive, upon the exercise thereof at the then-current exercise price of the right, common stock of the acquiring company having a value equal to two times the exercise price of the right. No rights certificates will be distributed until 10 days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the company’s outstanding common stock, or 10 business days following the commencement of a tender offer or exchange offer for 20% or more of the company’s outstanding stock. Until such time, the rights are evidenced by the common share certificates of the company. The rights are not exercisable until distributed and will expire on July 10, 2006, unless earlier redeemed or exchanged by the company.

The company has the option to redeem the rights in whole, but not in part, at a price of $.01 per right, subject to adjustment. The company’s Board of Directors has reserved 1,500,000 preferred shares for issuance upon exercise of the rights.

The Employee Stock Purchase Plan provides for the sale of common stock to employees of the company and its subsidiaries at a price equal to 85% of the market value at the end of each purchase period. Participants under the plan received 226,267 shares in 2002, 264,015 shares in 2001 and 344,800 shares in 2000. The purchase price of shares issued in 2002 under this plan ranged from $51.86 to $57.29, and the market value on the purchase dates of such shares ranged from $61.01 to $67.40.

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

Proceeds from the issuance of shares under the Employee Stock Purchase Plan and the Employee Stock Option Plan are included in shareholders’ equity and do not affect income.

Transactions under the Employee Stock Option Plan are summarized as follows:

		Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding December 26, 1999		7,263,311	$44.75
2000:	Exercised	(448,447)	32.75
	Expired	(26,849)	55.45
	Forfeited	(237,571)	53.66
	Granted	3,578,075	54.64

Outstanding December 31, 2000		10,128,519	$48.59

2001:	Exercised	(1,604,985)	39.51
	Expired	(99,867)	54.83
	Forfeited	(568,307)	55.17
	Granted	2,144,250	61.57

Outstanding December 30, 2001		9,999,610	$52.39

2002:	Exercised	(1,416,183)	45.79
	Expired	(23,133)	55.62
	Forfeited	(235,125)	58.38
	Granted	2,115,327	62.32

Outstanding December 29, 2002		10,440,496	$55.15

The company also maintains a Compensation Plan for Nonemployee Directors. The purpose of the plan is to attract and retain the services of qualified individuals who are not employees of the company to serve as members of the Board of Directors. Part of the compensation plan includes the issuance of stock options. Options vest in three equal installments over a three-year period and expire no later than 10 years from the date of grant. In 1997, there were 200,000 shares authorized for issuance under the plan. The expiration dates for these options range from December 16, 2007 to December 12, 2011.

Transactions under the Compensation Plan for Nonemployee Directors are summarized as follows:

		Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding December 26, 1999		68,000	$52.82
2000:	Exercised
	Expired
	Forfeited
	Granted	32,000	54.81

Outstanding December 31, 2000		100,000	$53.46

2001:	Exercised
	Expired
	Forfeited
	Granted	32,000	62.25

Outstanding December 30, 2001		132,000	$55.59

2002:	Exercised	(2,000)	51.72
	Expired
	Forfeited
	Granted	28,000	62.16

Outstanding December 29, 2002		158,000	$56.80

The following table summarizes information about stock options outstanding under the Employee Stock Option Plan and the Compensation Plan for Non-employee Directors at December 29, 2002:

	Outstanding			Exercisable

Stock Options Outstanding Exercise Price Range	Shares	Average Life (a)	Average Exercise Price	Shares	Average Exercise Price
$24.56 - $39.31	1,075,350	3.0	$33.92	1,075,350	$33.92
45.91 - 51.72	1,650,425	5.6	50.52	1,619,435	50.56
52.31 - 54.81	2,651,154	8.0	54.74	2,050,220	54.76
56.33 - 58.88	1,258,289	7.0	57.91	1,228,291	57.94
58.91 - 62.16	1,940,917	9.9	61.99	54,541	59.20
62.20 - 68.31	2,022,361	8.8	62.62	689,827	62.86

Total	10,598,496	7.5	$55.18	6,717,664	$51.86

_______________

(a)     Average contractual life remaining in years

At year end 2002, options with an average exercise price of $51.86 were exercisable on 6.7 million shares; at year end 2001, options with an average exercise price of $48.56 were exercisable on 6.3 million shares.

In 1997, shareholders approved a Long-Term Incentive Plan. Under the plan, an executive’s ability to receive a stock award is contingent upon and related directly to the total return received by shareholders on their investment (TSR) in the company’s stock over a three-year period, compared to the return received by holders of stock in the other peer companies. The plan provides that none of the shares will vest unless the company’s TSR is positive during this performance period. If the condition is met, 15% of the shares will vest if the company’s TSR is equal to the peer group median and 100% of the shares will vest if the company’s TSR is at the 90th percentile of the peer TSR or higher. Vesting of shares will be between 15% and 100% for TSR performance between the median and the 90th percentiles.

The plan originally covered a three-year performance period from January 1, 1997, through December 31, 1999. The initial performance period ended on December 31, 1999, and no shares vested because the company did not meet the specified performance targets. The plan was extended for an additional three-year period beginning on January 1, 2000, and ending on December 31, 2002, with an initial grant of 342,012 restricted shares to participants. The grant of such shares was restricted, as the vesting of these shares was triggered upon the achievement of certain performance goals as described above. As of December 29, 2002, there were 343,707 shares included as contingently issuable. The company accrued compensation expense for the plan, over the performance period, when it was probable that performance goals would be met. Total compensation expense recognized in 2002 was approximately $6.4 million and the total accrual related to the plan was approximately $21.7 million, which was included in accrued compensation at December 29, 2002. In accordance with the plan, 100% of the shares vested and the company issued shares to participants in January 2003.

Due to the financial downturn in the Internet industry and other severe market conditions negatively affecting the company’s wholly-owned subsidiary, Knight Ridder Digital, the company’s compensation and corporate governance committee approved a program in 2001 to allow all Knight Ridder Digital optionholders to voluntarily surrender their options granted under the Knight Ridder Digital 2000 Stock Option Plan in exchange for a commitment by Knight Ridder Digital to grant in the future new options to purchase the same number of shares of Knight Ridder Digital common stock covered by the surrendered option at an exercise price based on the fair market value on the new date of grant. At the time the exchange program was approved, the fair market value of the shares were below the option exercise price.

In accordance with the program, the new grant could occur no earlier than six months and one day from the end of a specified waiting period during which an optionholder could elect to participate in the program. Vesting credit was accorded to the replacement options based on the actual vesting of the existing options earned as of the date of cancellation. During the period following the surrender and cancellation of the existing options and prior to the grant of new options, no options vested. In March 2001, the company’s officers (in addition to most of the Knight Ridder Digital employees) surrendered for cancellation all existing options held by them. Replacement options were granted on October 3, 2001, at $1.18 per share, the fair market value of the underlying Knight Ridder Digital shares on the new date of grant. The Knight Ridder Digital Stock Option Plan terminated in 2002 and all outstanding options were cancelled.

At December 29, 2002, shares of the company’s authorized but unissued common stock were reserved and available for issuance as follows:

Shares
Employee Stock Option Plan	4,845,389
Employees Stock Purchase Plan	861,935
Nonemployee Directors Plan	40,000

Total	5,747,324

See “Note 1. Summary of Significant Accounting Policies” on page 34 of this report for the pro forma information, as required by SFAS 123 and SFAS 148, regarding net income and earnings per share determined as if the company had accounted for its stock options under the fair value method of those statements.

The following table sets forth the computation of basic and diluted earnings per share in accordance with GAAP (in thousands, except per share data):

	2002	2001	2000

Net income before cumulative effect of change in accounting principle of unconsolidated company	$281,727	$184,824	$314,363

Cumulative effect of change in accounting principle of unconsolidated company	(24,279)

Net Income	257,448	184,824	314,363
Less dividends on preferred stock		7,550	11,351

Net Income attributable to common stock	$257,448	$177,274	$303,012

Average Shares Outstanding (Basic)	83,066	76,074	75,370
Effect of dilutive securities:
Weighted average preferred stock, as converted		8,272	12,597
Stock Options	1,660	1,348	1,138

Average Shares Outstanding (Diluted)	84,726	85,694	89,105

Earnings Per Share - before cumulative effect of change in accounting principle of unconsolidated company
Basic	$3.39	$2.33	$4.02
Diluted	3.33	2.16	3.53

Cumulative effect of change in accounting principle of unconsolidated company
Basic	$(0.29)	$--	$--
Diluted	(0.29)

Net Income Per Share
Basic	$3.10	$2.33	$4.02
Diluted	3.04	2.16	3.53

Note 7. Work Force Reduction Program

Due to the slowing economy and the resulting decline in advertising revenue, the company announced in the second quarter of 2001 a work force reduction program affecting the majority of its newspapers. The work force reduction plan eliminated approximately 1,600 positions through early retirement programs as well as voluntary and involuntary buyouts and attrition. As a result of this plan, the company incurred charges of $78.5 million, or $47.1 million net of tax, related to employee severance costs and benefits during the second quarter of 2001 in accordance with EITF 94-3 – “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” As of June 29, 2002, the plan was complete, substantially all pay outs were made and there was no significant remaining accrual related to this work force reduction program in the company’s Consolidated Balance Sheet as of December 29, 2002.

Note 8. Related Party Transactions

The company has regular transactions in the normal course of business with CareerBuilder, LLC, and Classified Ventures, LLC. At December 29, 2002, the company owned 33.3% of CareerBuilder and 20.4% of Classified Ventures. In 2002, the company recorded $26.4 million in sales related to CareerBuilder and $7.1 million related to Classified Ventures. The company also had expenses related to services provided by CareerBuilder and Classified Ventures of $3.0 million and $5.2 million, respectively, for the year ended December 29, 2002.

The company has ongoing purchase commitments with SP and Ponderay, its two newsprint mill partnership investments. For the years ended December 29, 2002 and December 30, 2001, the company paid SP $62.8 million and $57.7 million, respectively, and paid Ponderay $20.9 million and $21.1 million, respectively.

Note 9. Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 142 – “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001 the company has applied the new accounting rules beginning December 31, 2001.

The company completed the initial evaluation of its goodwill and other intangible assets during the second quarter of 2002 and no impairment was indicated. As of October 1, 2002, the company performed its annual evaluation of goodwill and other intangibles and again no impairment was indicated. All goodwill and indefinite lived intangible assets are reported by the newspaper segment.

The company owned 50% of Career Holdings, parent company of CareerBuilder, when it completed its evaluation of goodwill in the second quarter of 2002. The company records its investments in Career Holdings under the equity method of accounting. The company reflected its share of Career Holdings’ impairment of goodwill, $24.3 million, or $.29 per diluted share, arising from its adoption of SFAS 142 in the second quarter ended June 30, 2002, as a year-to-date cumulative effect of a change in accounting principle consistent with Career Holdings’ characterization of the write-down. No further impairment was identified as a result of Career Holding’s annual evaluation of goodwill and other intangible assets. The company will reassess the carrying value of its goodwill and intangible assets each year as of October 1, unless indicators of impairment become apparent earlier.

The following table shows a 2000, 2001 and 2002 net income comparison had SFAS 142 been applied at the beginning of fiscal year 2000 (in thousands, except per share amounts):

	2002	2001	2000

Net Income before cumulative effect of change in accounting principle of unconsolidated company	$281,727	$184,824	$314,363
Cumulative effect of change in accounting principle of unconsolidated company	(24,279)
Goodwill and other intangible assets amortization		$55,300	$55,500

Adjusted Net Income	$257,448	$240,124	$369,863

Basic Earnings per Share before cumulative effect of change in accounting principle of unconsolidated company	$3.39	$2.33	$4.02
Cumulative effect of change in accounting principle of unconsolidated company	(0.29)
Goodwill and other intangible assets amortization		$0.73	$0.74

Adjusted Basic Earnings per Share	$3.10	$3.06	$4.76

Diluted Earnings per Share before cumulative effect of change in accounting principle of unconsolidated company	$3.33	$2.16	$3.53
Cumulative effect of change in accounting principle of unconsolidated company	(0.29)
Goodwill and other intangible assets amortization		$0.65	$0.62

Adjusted Diluted Earnings per Share	$3.04	$2.81	$4.15

Goodwill and other intangible assets, along with their weighted average life, at December 29, 2002, consisted of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount	Weighted- Average Life
Intangible assets continuing to be amortized:
Advertiser lists	$43,558	$22,275	$21,283	12.2
Subscriber lists	33,651	20,341	13,310	9.5
Other	702	434	268	10.0

Total	$77,911	$43,050	$34,861	11.0

Goodwill and other intangible assets not being amortized:
Goodwill			$1,748,229
Newspaper mastheads			284,284
Intangible pension asset			26,969
Other			829

Total			2,060,311

Total goodwill and other intangible assets			$2,095,172

Application of the nonamortization provisions of the statement resulted in an increase in net income of $55.3 million ($.65 per diluted share) for the year ended December 29, 2002. Estimated annual aggregate amount of amortization of other intangible assets expense will be approximately $6.8 million for 2003 through 2006 and $4.1 million for 2007.

In 2002, the company reclassified $21.6 million from other assets into goodwill and other intangible assets no longer being amortized. The change resulted from certain newspaper routes that had indefinite lives and were more appropriately classified in goodwill. The change was reflected in the 2001 balance sheet to make all years presented more comparable.

Also during 2002, the defined benefit pension plans sponsored by the company were affected by losses in asset returns as well as increased benefit obligations due to declines in interest rates. As a result, at December 29, 2002, the accumulated benefit obligation exceeded the fair value of plan assets for many of the company’s pension plans. SFAS 87 – “Employers’ Accounting for Pension Plans,” required recognition of an additional minimum liability for those deficient plans and, as a part of the transaction, the company recorded, as an intangible pension asset, an increase in goodwill and other intangible assets no longer being amortized category of $27.0 million in December 2002.

A summary of the balances of goodwill, newspaper mastheads and other intangible assets as of December 30, 2001 and December 29, 2002 and the transactions for the fiscal year ended December 29, 2002 were (in thousands):

	December 30, 2001	Addition of Intangible Pension Asset	Amortization of other Intangibles	December 29, 2002
Goodwill	$1,748,229	$--	$--	$1,748,229
Newspaper Mastheads	284,284			284,284
Other	42,504	26,969	(6,814)	62,659

Total	$2,075,017	$26,969	$(6,814)	2,095,172

Note 10. Acquisitions and Dispositions

In August 2000, Career Holdings, a company jointly controlled by Knight Ridder Digital and Tribune Co., acquired CareerBuilder, Inc. and CareerPath.com, Inc. In the CareerBuilder acquisition, a wholly-owned subsidiary of Career Holdings made a tender offer for all of CareerBuilder’s common stock at a price of $8 per share in cash. The tender offer, which began on July 25, 2000, and expired on August 21, 2000, was followed by the merger of the subsidiary into CareerBuilder on August 24, 2000. The CareerPath.com acquisition was accomplished by the merger of a wholly-owned subsidiary of Career Holdings into CareerPath.com on August 31, 2000. The total purchase price for the CareerBuilder and CareerPath.com acquisitions was approximately $250 million.

In November 2001, Career Holdings acquired Headhunter.net, an online recruitment and career development business, for $9.25 per share in cash, or approximately $217 million. The company’s share was $108.5 million.

On October 2, 2002, the company and Tribune Co. each sold one-third of their interest in CareerBuilder, to Gannett Co. Inc., for $98.2 million. The company’s share of the proceeds was approximately $49 million. The sale price was also the company’s carrying value and no gain or loss was recorded on the sale. The company, through Knight Ridder Digital, currently owns a 33.3% interest in Career Holdings.

On August 22, 2000, the company sold Cable Connection for approximately $8.5 million in cash, less an $86,000 working capital adjustment, and recorded a $5.8 million pre-tax gain on the sale. The Professional Exchange, LLC was sold on September 25, 2000, for $5 million cash and the company recorded a $1.5 million loss. On January 1, 2001, the company sold MediaStream, Inc., for $3.6 million, consisting of $3.35 million in cash and a $250,000 note receivable. The company recorded a $1.7 million pre-tax gain on the sale.

On January 8, 2002, the company sold all of its holdings in MatchNet plc stock, realizing proceeds of $651,000 and recording an aggregate pre-tax loss of approximately $4.3 million.

Note 11. Pension and Other Postretirement Benefit Plans

A summary of the components of net periodic benefit cost for the defined benefit plans and postretirement benefit plans (other benefits) is presented here, along with the total amounts charged to pension expense for multi-employer union defined benefit plans, defined contribution plans and other agreements (in thousands):

	Pension Benefits			Other Benefits

	2002	2001	2000	2002	2001	2000

Defined benefit plans:
Service cost and plan expenses	$38,670	$69,297	$42,324	$2,955	$1,686	$1,271
Interest cost	83,600	81,235	75,897	11,526	8,625	8,186
Expected return on plan assets	(109,091)	(110,251)	(102,917)	(730)	(739)	(702)
Recognized net actuarial (gain) loss	(5,455)	(11,954)	(10,508)	224	3,939	(519)
Amortization of prior service cost	5,468	6,524	6,733	(4,103)	(4,104)	(4,104)
Amortization of transition asset		227	(3,128)
Settlement charge				(7,817)

Net expense	13,192	35,078	8,401	2,055	9,407	4,132
Multi-employer union plans	13,247	11,500	11,218
Defined contribution plans	11,920	11,789	12,534
Other	2,273	1,731	1,413

Net periodic benefit cost	$40,632	$60,098	$33,566	$2,055	$9,407	$4,132

Service cost in 2002, 2001 and 2000 included approximately $6.7 million, $35.6 million and $15.0 million, respectively, related to accelerating the retirement of certain employees under the work force reduction program and settlement cost related to the termination of a plan for which benefits were replaced by a multi-employer pension plan.

Weighted-average assumptions used each year in accounting for defined benefit plans and postretirement benefits were:

	Pension Benefits			Other Benefits

	2002	2001	2000	2002	2001	2000

Discount rate as of year end	6.75%	7.5%	7.75%	6.75%	7.5%	7.5%
Return on plan assets	9.0	9.0	9.0	6.5	6.5	6.5
Rate of compensation increase	3.8	4.1	4.3	4.5	4.5	4.5
Medical trend rate:
Projected				10.0	5.5	5.5
Reducing to this percentage through 2009				5.0	5.5	5.5

The assumed health-care-cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health-care-cost trend rate would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
Effect on total of service and interest cost components in 2002	$872	$(873)
Effect on postretirement benefit obligation as of December 29, 2002	$6,507	$(5,662)

The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheet for the company’s benefit plans (excluding liabilities of Detroit Newspapers that are reported net in the Consolidated Balance Sheet under the caption “Equity in unconsolidated companies and joint ventures”) (in thousands):

	Pension Benefits			Other Benefits

	2002	2001	2000	2002	2001	2000

Change in benefit obligation
Benefit obligation at beginning of year	$1,124,854	$1,063,691	$940,990	$133,621	$121,995	$120,819
Service cost	35,558	64,520	40,717	2,955	1,685	1,271
Interest cost	83,600	81,235	75,897	11,526	8,625	8,186
Plan participants’ contributions				1,901	1,428	1,297
Amendments	15,752	428	3,820
Actuarial loss (gain)	113,261	14,583	54,912	37,770	14,239	3,272
Benefits paid	(63,808)	(99,604)	(52,645)	(20,523)	(14,351)	(12,850)
Effect of plan settlement	(19,341)			(10,755)

Benefit obligation at end of year	$1,289,876	$1,124,853	$1,063,691	$156,495	$133,621	$121,995

Change in plan assets
Fair value of plan assets at beginning of year	$1,079,956	$1,197,963	$1,171,546	$10,891	$11,803	$11,623
Actual return on plan assets	(86,868)	(24,954)	65,878	733	935	1,027
Company contributions	138,039	24,598	15,573	17,753	11,077	10,706
Plan participants’ contributions				1,901	1,428	1,297
Benefits paid and administrative costs	(66,643)	(117,652)	(55,034)	(20,523)	(14,351)	(12,850)
Effect of plan settlement	(19,341)			(10,755)

Fair value of plan assets at end of year	$1,045,143	$1,079,955	$1,197,963	$--	$10,892	$11,803

Funded status of plan (underfunded)	$(244,733)	$(44,898)	$134,272	$(156,495)	$(122,729)	$(110,192)
Unrecognized net actuarial (gain) loss	310,833	(4,222)	(177,783)	39,976	(5,977)	(16,292)
Unrecognized prior service cost	34,564	31,598	43,369	(3,878)	(7,982)	(12,085)
Unrecognized transition obligation (asset)	(63)	(63)	306

Net prepaid (accrued) benefit cost	$100,601	$(17,585)	$164	$(120,397)	$(136,688)	$(138,569)

With the concurrence of the Philadelphia Guild employees, the company transferred certain severance obligations formerly accounted for as postretirement benefits under the company-sponsored plan to a multi-employer pension plan. Concurrent with the transfer, the company contributed $3 million to the multi-employer plan. An employer participating in a multi-employer plan recognizes as net pension expense the required contribution each period and a liability solely for any contributions due and unpaid. Accordingly, upon the transfer the company recognized a gain of $15 million, consisting of the previously recorded $18 million postretirement benefit obligation for the Guild plan at the date of the transfer, net of the $3 million contribution.

The Retirement Plan for the Los Angeles Newspaper Guild Employees of Press-Telegram Publications, Inc. (LA Guild Plan) terminated as a result of the sale of the assets of the Long Beach Press-Telegram in December 1997. All of the LA Guild Plan’s assets were transferred to the LA Guild Plan’s annuity provider to be distributed to participants. As of the end of 2002, all assets of the LA Guild Plan were distributed. All expenses relating to the LA Guild Plan termination were fully reserved as of the end of 1997.

In addition, a benefit improvement under the San Jose Mercury News, Inc., Amended Retirement Plan Covering Employees Represented by the San Jose Newspaper Guild resulted in an increase in pension benefit obligation of $6.0 million and an annual increase in pension expense of approximately $1.5 million over the next 14 years as well as in the current year.

Amounts recognized in the Consolidated Balance Sheet consist of:

	Pension Benefits			Other Benefits

	2002	2001	2000	2002	2001	2000

Prepaid benefit cost	$148,509	$63,428	$51,926
Accrued benefit liability	(47,908)	(81,013)	(51,762)	$(120,397)	$(136,688)	$(138,569)
Additional minimum liability	(192,572)	(7,852)	(9,282)
Intangible pension asset	26,969	7,852	9,282
Accumulated other comprehensive income	103,667
Deferred tax asset	61,936

Net prepaid (accrued) benefit cost	$100,601	$(17,585)	$164	$(120,397)	$(136,688)	$(138,569)

During 2002, the defined benefit pension plans sponsored by the company were affected by losses in asset returns as well as increased benefit obligations due to the decline in interest rates. As a result, at December 29, 2002, the accumulated benefit obligation exceeded the fair value of plan assets for many of the company’s pension plans. SFAS 87 requires recognition of an additional minimum liability for those deficient plans and, as a result, the company recorded an other comprehensive income item of $103.7 million, net of taxes in December 2002.

Amounts applicable to the company’s pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	2002	2001	2000

Projected benefit obligation	$1,157,580	$94,074	$122,878

Accumulated benefit obligation	1,056,481	78,129	106,057
Fair value of plan assets	912,676	42,840	79,552

Unfunded accumulated benefit obligation	$143,805	$35,289	$26,505

Employee Labor Arrangements

About 30% of the company’s approximately 18,000 full-time-equivalent employees are represented by approximately 68 local unions and work under multi-year collective bargaining agreements. Individual newspapers that have one or more collective bargaining agreements are in Akron, Detroit, Duluth, Fort Wayne, Grand Forks, Kansas City, Lexington, Monterey, Philadelphia, St. Paul, San Jose, State College and Wichita. These agreements are renegotiated in the years in which they expire. During 2003, there will be negotiations to extend collective bargaining agreements at five newspapers. In 2001, all labor contracts in Philadelphia were negotiated and ratified by all unions, extending the contracts for another six years.

Note 12. Quarterly Operations (Unaudited)

The company’s largest source of revenue, retail advertising, is seasonal and tends to fluctuate with retail sales in markets served. Historically, retail advertising is higher in the second and fourth quarters. General advertising, while not as seasonal as retail, is lower during the summer months.

Classified advertising revenue in the past has been a reflection of the overall economy and has not been significantly affected by seasonal trends. The following table summarizes the company’s quarterly results of operations (in thousands, except per share data):

		Quarter

Description		First	Second	Third	Fourth
2002	Operating revenue	$678,212	$715,104	$688,990	$759,288
	Operating income	120,830	157,463	142,826	184,243
	Net income before cumulative change in accounting principle of unconsolidated company	51,768	76,794	56,536	96,629
	Cumulative effect of change in accounting principle of unconsolidated company (a)	(24,279)
	Net income (b)	27,489	76,794	56,536	96,629
	Earnings per share
	Basic	0.62	0.92	0.68	1.18
	Diluted	0.60	0.90	0.67	1.16
	Cumulative change in accounting principle of unconsolidated company:
	Basic	(0.29)
	Diluted	(0.28)
	Net income per share:
	Basic	0.33	0.92	0.68	1.18
	Diluted	0.32	0.90	0.67	1.16
	Dividends declared per common share	0.25	0.25	0.25	0.27

2001	Operating revenue	$735,398	$738,437	$693,122	$733,252
	Operating income	116,509	52,632	123,896	168,718
	Net income (c)	40,737	13,426	55,685	74,976
	Earnings per share
	Basic: Net income	0.52	0.15	0.71	0.91
	Diluted: Net income	0.47	0.15	0.65	0.88
	Dividends declared per common share	0.25	0.25	0.25	0.25

2000	Operating revenue	$758,567	$806,168	$769,234	$877,798
	Operating income	145,423	179,712	154,837	188,800
	Net income (loss) (d)	160,855	96,273	76,106	(18,871)
	Earnings per share
	Basic: Net income (loss)	2.03	1.23	0.99	(0.29)
	Diluted: Net income (loss)	1.74	1.08	0.87	(0.29)
	Dividends declared per common share	0.23	0.23	0.23	0.23

_______________

(a)	Includes cumulative effect of change in accounting principle of unconsolidated company of $24.3 million.
(b)	Includes after-tax charge of $11.3 million related to the CareerBuilder LLC conversion in the third quarter.
(c)	Includes after-tax work force reduction costs of $47.1 million in the second quarter.
(d)

Includes after-tax gain of $92 million related to InfoSpace, Inc.’s, acquisition of Prio, Inc., and GoTo.com, Inc.’s acquisition of Cadabra, Inc. in the first quarter of 2000, an after-tax gain of $5.7 million on sale of a building in Philadelphia in the second quarter. Includes after-tax severance costs of $10.4 million and after-tax loss of $103.3 million on the write-down of investments primarily in InfoSpace, Inc. and GoTo.com, Inc. in the fourth quarter.

Note 13. Comprehensive Income

The following table presents the components of other comprehensive income for 2002, 2001 and 2000 as shown in the Statement of Shareholders’ Equity (in thousands):

	2002	2001	2000

Net income	$257,448	$184,824	$314,363
Total gains on securities available for sale, net of taxes		(5,584)	(144,559)
Minimum pension liability adjustment	(103,667)
Less: reclassification adjustment for realized gains, net of taxes		6,885	101,174

Change in accumulated comprehensive income	(103,667)	1,301	(43,385)

Comprehensive income	$153,781	$186,125	$270,978

During 2002, the defined benefit pension plans sponsored by the company were affected by losses in asset returns as well as increased benefit obligations due to the decline in interest rates. As a result, at December 29, 2002, the accumulated benefit obligation exceeded the fair value of plan assets for many of the company’s pension plans. SFAS 87 requires recognition of an additional minimum liability for those deficient plans and, as a result, the company recorded an other comprehensive income item of $103.7 million, net of taxes in December 2002.

Note 14. Commitments and Contingencies

At December 29, 2002, the company had lease commitments currently estimated to aggregate approximately $96.9 million that expire from 2003 through 2051 as follows (in thousands):

2003	$23,254
2004	19,221
2005	14,161
2006	10,926
2007	9,523
2008 and thereafter	19,817

Total	$96,902

Payments under the lease contracts were $25.9 million in 2002, $25.2 million in 2001 and $23.1 million in 2000.

In connection with the company’s insurance program, letters of credit totaling $56.5 million are required to support certain projected workers’ compensation obligations.

The company’s wholly-owned subsidiary MediaStream, Inc., was named as one of a number of defendants in two separate class action lawsuits that have since been consolidated with a similar lawsuit by the Judicial Panel on Multi-District Litigation under the caption “In re Literary Works in Electronic Databases Copyright Litigation,” M.D.L. Docket No. 1379 (the “Multi-District Litigation”). The two lawsuits originally filed against MediaStream in September 2000 were:  The Authors Guild, Inc. et al. v. The Dialog Corporation et al., and Posner et al. v. Gale Group Inc. et al.  These lawsuits were brought by or on behalf of free-lance authors who allege that the defendants have infringed plaintiffs’ copyrights by making plaintiffs’ works available on databases operated by the defendants. The plaintiffs are seeking to be certified as class representatives of all similarly situated free-lance authors.

The two lawsuits were initially stayed pending disposition by the U.S. Supreme Court of New York Times Company et al. v. Tasini et al., No. 00-21. On June 25, 2001, the Supreme Court ruled that the defendants in Tasini did not have a privilege under Section 201 of the Copyright Act to republish articles previously appearing in print publications absent the author’s separate permission for electronic republication. The judge has ordered the parties in the Multi-District Litigation to try to resolve the claims through mediation, which commenced November 2001, and the parties have agreed to a limited stay to respond to the complaint during such mediation, which continues and may be terminated by the plaintiffs upon 30-days prior written notice. In September 2001, the plaintiffs submitted an amended complaint, which named the company as an additional defendant and made reference to Knight Ridder Digital, a subsidiary of the company.

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

Various libel and copyright infringement actions and environmental and other legal proceedings that have arisen in the ordinary course of business are pending against the company and its subsidiaries. In the opinion of management, while the liability in any of the foregoing actions or legal proceedings may be significant individually, the ultimate liability to the company and its subsidiaries as a result of all such actions and other legal proceedings will not be material to its financial position or results of operations on a consolidated basis.

Debt Guarantees

The company guarantees 13.5% of the debt of Ponderay Newsprint Company’s credit facility. The guarantee could be triggered by Ponderay’s failure to meet any or all of its bank covenants, at which time the company could be liable for the full portion of its guarantee. The company accounts for these guarantees as off-balance sheet instruments, which for the year ended December 29, 2002, and December 30, 2001, the guarantees totaled $16.2 million and $17.6 million, respectively.

The company is a one-third partner of SP Newsprint Co. In November 2002, SP amended and restated its credit agreement with certain of its lenders. The agreement stipulates that should SP’s consolidated liquidity fall below $5 million, it would be in default of its covenant. The company, along with the other partners, would then be required to make an equity contribution in sufficient amount to cure the default. The company’s contribution is limited to approximately $6.7 million. The obligation ends when SP first meets certain conditions including, but not limited to, predetermined leverage and fixed-charge coverage ratios and certain liquidity requirements. The company also has a demand obligation to SP Newsprint Co. for $6.7 million. The obligation arose in August 1985 in connection with an advance to Knight Ridder (and the other partners) by SP. SP has the right to request repayment of these funds at any time for any reason. The advance has been reflected as a reduction in the investment on the company’s Balance Sheet and no interest expense is associated with the obligation.

Note 15. Detail of “Other, net”

The “Other, net” line within other income (expense) on the Consolidated Statement of Income for the fiscal years ended 2002, 2001 and 2000 is summarized in the table below:

In millions	2002	2001	2000

Realized gain on sale of Cadabra, Inc.	$--	$--	$57.0
Realized gain on sale of Prio, Inc.			107.0
Realized losses on sales of marketable securities	(4.3)	(11.9)	(14.0)
Other-than-temporary impairment of GoTo.com, Inc., InfoSpace, Inc. and Webvan Group, inc.			(156.0)
Other-than-temporary impairment of cost-basis Internet-related investments	(3.1)	(16.8)	(16.0)
Realized gain on other asset sales			15.3
Other	(2.1)	(2.0)	(2.6)

Total	$(9.5)	$(30.7)	$(9.3)

During the first quarter of 2000, the company completed the sale of two Internet-related investments that resulted in gains. The first involved the exchange of shares of Cadabra, Inc. for shares of GoTo.com, Inc., resulting in a pre-tax gain of approximately $57 million. The second transaction involved the exchange of shares in Prio, Inc. for shares of InfoSpace, Inc., resulting in a pre-tax gain of approximately $107 million. Subsequently, during 2000, the company realized a pre-tax loss of $14 million on the sale of a portion of the GoTo.com, Inc. shares. Also, in the fourth quarter of 2000, the company assessed the market value of its remaining GoTo.com, InfoSpace, Inc. and Webvan Group, inc., shares and concluded that, due to weak economic conditions, these investments had experienced other-than-temporary declines. As a result, the company recorded a pre-tax loss on the declines in market values of approximately $156 million for the GoTo.com and InfoSpace investments and $16.0 million for other Internet-related investments during the fourth quarter of 2000. Additionally, the company recognized gains on other asset sales of $15.3 million primarily related to the sales of a building in Philadelphia and sales of Cable Connections and MediaStream.

The company sold holdings in InfoSpace, AT&T, Webvan and other smaller Internet-related investments in the first quarter of 2001, realizing an aggregate pre-tax loss of approximately $11.9 million. Additionally, the company recorded other-than-temporary declines in a number of other cost basis Internet-related investments of $16.8 million in 2001.

On January 8, 2002, the company sold its holdings in MatchNet plc, realizing proceeds of $651,000 and recording an aggregate pre-tax loss of approximately $4.3 million. Additionally, the company recorded other-than-temporary declines in a number of other cost basis Internet-related investments of $3.1 million in 2002.

Report of Independent Auditors

To Shareholders of Knight-Ridder, Inc.

We have audited the accompanying consolidated balance sheets of Knight-Ridder, Inc., as of December 29, 2002, and December 30, 2001, and the related consolidated statements of income, cash flows and shareholders’ equity for each of the three years in the period ended December 29, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(d) for the years ended December 29, 2002, December 30, 2001 and December 31, 2000. These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knight-Ridder, Inc., at December 29, 2002, and December 30, 2001, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 29, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, the company changed its accounting for goodwill and intangible assets in 2002.

/s/ ERNST & YOUNG LLP

San Jose, California January 21, 2003

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Part III

Item 10.     Directors and Executive Officers of the Registrant

The company has adopted a code of ethics, a copy of which is attached to this report as Exhibit 14, that applies to the company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

In addition to the information set forth under the caption “Executive Officers of Knight Ridder” in Part I of this Form 10-K, the information required by this section is incorporated by reference from the Proxy Statement for the 2003 Annual Meeting under the captions “Item 1: Election of Directors – Nominees for Election for Three-Year Terms Ending 2006,” “Nominee for Election for Two-Year Terms Ending 2005,” “Directors Continuing in Office Until 2005,” “Directors Continuing in Office Until 2004,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.     Executive Compensation

The information required by this item is incorporated by reference from the Proxy Statement for the 2003 Annual Meeting under the captions “Item 1: Election of Directors - Director Compensation” and “Compensation of Executive Officers,” but only up to and not including the section entitled “Performance of Knight Ridder Stock.”

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the Proxy Statement for the 2003 Annual Meeting under the captions “Principal Holders of the Company’s Stock” and “Stock Ownership of Directors and Officers” under the heading “Information About Knight Ridder Stock Ownership.”

Item 13.     Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the Proxy Statement for the 2003 Annual Meeting under the captions “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions.”

Item 14.     Controls and Procedures

Within the 90 days prior to the date of this report, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s periodic filings with the SEC.  No significant changes were made in the company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the company’s most recent evaluation.

Part IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)

1.

The following consolidated financial statements of Knight-Ridder, Inc. and its subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 29, 2002, are included in Item 8 of this report:

Consolidated Balance Sheet – December 29, 2002 and December 30, 2001

Consolidated Statement of Income - Years ended December 29, 2002, December 30, 2001 and December 31, 2000

Consolidated Statement of Cash Flows - Years ended December 29, 2002, December 30, 2001 and December 31, 2000

Consolidated Statement of Shareholders’ Equity - Years ended December 29, 2002, December 30, 2001 and December 31, 2000

Notes to Consolidated Financial Statements - December 29, 2002

	2.	The following consolidated financial statement schedule of Knight-Ridder, Inc. and its subsidiaries is included in Item 15(d) below:

Schedule II - Valuation and Qualifying Accounts

               All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions, or are inapplicable, or have been shown in the Consolidated Financial Statements or notes thereto, and therefore have been omitted from this section.

	3.	Exhibits

		2	Disposition of Assets, dated as of March 18, 1998, is incorporated by reference to the Company’s Report on Form 8-K filed March 31, 1998.

		3.1	Amended and Restated Articles of Incorporation of Knight-Ridder, Inc. (amended and restated as of February 3, 1998), are incorporated by reference to the Company’s Form 10-K filed March 13, 1998.

		3.2	Bylaws of Knight-Ridder, Inc. (as amended to date).

4.1

Indenture, dated as of February 15, 1986, between Knight-Ridder, Inc. and Manufacturers Hanover Trust Company, as Trustee, is incorporated by reference to Exhibit 4 to Knight-Ridder’s Registration Statement on Form S-3 (No. 33-28010).

4.2

First Supplemental Indenture, dated as of April 15, 1989, to the Indenture, dated as of February 15, 1986, between Knight-Ridder, Inc. and Chase Manhattan Bank (as successor to Manufacturers Hanover Trust Company), as Trustee, is incorporated by reference to Knight-Ridder’s Report on Form 8-K, filed April 30, 1989.

4.3

Rights Agreement, dated as of June 21, 1996, between Knight-Ridder, Inc. and ChaseMellon Shareholder Services, LLC, is incorporated by reference to Knight-Ridder’s Report on Form 8-K filed July 10, 1996.

4.4

First Amendment to Rights Agreement, dated as of July 25, 2000, between Knight-Ridder, Inc. and ChaseMellon Shareholder Services, LLC. as Rights Agent, is incorporated by reference to Knight-Ridder’s Report on Form 8-A/A filed August 10, 2000.

4.5

Indenture, dated as of November 4, 1997, between Knight-Ridder, Inc. and The Chase Manhattan Bank of New York, as Trustee, is incorporated by reference to Exhibit 4.1 to Knight-Ridder’s Registration Statement on Form S-3 (No. 333-37603).

4.6

First Supplemental Indenture, dated as of June 1, 2001, between Knight-Ridder, Inc.; The Chase Manhattan Bank of New York, as original Trustee; and The Bank of New York, as series Trustee, is incorporated by reference to Exhibit 4 to the Company’s Report on Form 8-K filed June 1, 2001.

10.1	Knight-Ridder, Inc. Employee Stock Option Plan (as amended through January 28, 2003).*

10.2	Knight-Ridder, Inc. Compensation Plan for Nonemployee Directors (as amended through October 24, 2000) is incorporated by reference to Knight-Ridder’s Form 10-K filed March 28, 2001.*

10.3	Knight-Ridder, Inc. Annual Incentive Plan (as amended and restated effective as of January 1, 2003).*

10.4	Knight-Ridder, Inc. Long-Term Incentive Plan (as adopted effective as of January 1, 2003).*

10.5	Executive Officer’s Retirement Agreement dated as of December 19, 1991, is incorporated by reference to the Company’s Form 10-K filed March 23, 1994.*

10.6	Executive Income Security Agreement (as amended effective as of October 24, 2000) is incorporated by reference to the Company’s Form 10-K filed March 28, 2001.*

10.7	Knight-Ridder, Inc. Annual Incentive Deferral Plan (effective as of November 1, 1996) is incorporated by reference to Knight-Ridder’s Form 10-K filed March 29, 2002.*

10.8	First Amendment to the Knight-Ridder Annual Incentive Deferral Plan is incorporated by reference to Knight-Ridder’s Form 10-K filed March 29, 2002.*

10.9	Second Amendment to the Knight-Ridder, Inc. Annual Incentive Deferral Plan (as amended effective as of January 1, 2000) is incorporated by reference to Knight-Ridder’s Form 10-K filed March 29, 2002.*

10.10	Third Amendment to the Knight-Ridder, Inc. Annual Incentive Deferral Plan (as amended effective October 1, 2001) is incorporated by reference to Knight-Ridder’s Form 10-K filed March 29, 2002.*

12	Statement regarding computation of earnings-to-fixed-charges ratio from continuing operations.

14	Knight Ridder Code of Business Ethics

21	Table of Subsidiaries of Knight-Ridder, Inc.

23	Consent of Independent Auditors

24	Powers of Attorney

_______________

*          Denotes a management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K filed during the fourth quarter of 2002.

During the fourth quarter, the Company filed a Report on Form 8-K on November 5, 2002 under Item 9 reporting the submission of the written statements of the company’s Principal Executive Officer, P. Anthony Ridder, and Principal Financial Officer, Gary Effren, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNIGHT RIDDER, INC.

Dated: March 4, 2003	By:	/s/ P. ANTHONY RIDDER
P. Anthony Ridder Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 4, 2003	By:	/s/ P. ANTHONY RIDDER
P. Anthony Ridder Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: March 4, 2003	By:	/s/ GARY R. EFFREN
Gary R. Effren Chief Financial Officer and Senior Vice President/Finance (Principal Financial Officer)

Dated: March 4, 2003	By:	/s/ MARGARET RANDAZZO
Margaret Randazzo Vice President/Controller (Principal Accounting Officer)

Dated:	January 31, 2003	By:	/s/ KATHLEEN FOLEY FELDSTEIN
Kathleen Foley Feldstein Director

Dated:	January 31, 2003	By:	/s/ THOMAS P. GERRITY
Thomas P. Gerrity Director

Dated:	January 29, 2003	By:	/s/ BARBARA BARNES HAUPTFUHRER
Barbara Barnes Hauptfuhrer Director

Dated:	January 29, 2003	By:	/s/ RONALD D. MC CRAY
Ronald D. Mc Cray Director

Dated:	January 29, 2003	By:	/s/ PAT MITCHELL
Pat Mitchell Director

Dated:	January 29, 2003	By:	/s/ M. KENNETH OSHMAN
M. Kenneth Oshman Director

Dated:	January 29, 2003	By:	/s/ VASANT PRABHU
Vasant Prabhu Director

Dated:	January 30, 2003	By:	/s/ P. ANTHONY RIDDER
P. Anthony Ridder Director

Dated:	January 31, 2003	By:	/s/ GONZALO F. VALDES-FAULI
Gonzalo F. Valdes-Fauli Director

Dated:	January 31, 2003	By:	/s/ JOHN E. WARNOCK
John E. Warnock Director

Dated:	January 31, 2003	By:	/s/ JOHN L. WEINBERG
John L. Weinberg Director

Dated:	March 4, 2003	By:	/s/ GARY R. EFFREN
Gary R. Effren Attorney-in-fact

Certifications

I, P. Anthony Ridder, certify that:

1.	I have reviewed this annual report on Form 10-K of Knight-Ridder, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 4, 2003	/s/ P. ANTHONY RIDDER
Chairman and Chief Executive Officer

I, Gary R. Effren, certify that:

1.	I have reviewed this annual report on Form 10-K of Knight-Ridder, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 4, 2003	/s/ GARY R. EFFREN
Senior Vice President/Finance and Chief Financial Officer

Exhibit Index

          Exhibits marked with an asterisk are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.  Unless otherwise indicated, all other documents listed are filed with this report.

2	Disposition of Assets, dated as of March 18, 1998, is incorporated by reference to the Company’s Report on Form 8-K filed March 31, 1998.

3.1	Amended and Restated Articles of Incorporation of Knight-Ridder, Inc. (amended and restated as of February 3, 1998), are incorporated by reference to the Company’s Form 10-K filed March 13, 1998.

3.2	Bylaws of Knight-Ridder, Inc. (as amended to date).

4.1

Indenture, dated as of February 15, 1986, between Knight-Ridder, Inc. and Manufacturers Hanover Trust Company, as Trustee, is incorporated by reference to Exhibit 4 to Knight-Ridder’s Registration Statement on Form S-3 (No. 33-28010).

4.2

First Supplemental Indenture, dated as of April 15, 1989, to the Indenture, dated as of February 15, 1986, between Knight-Ridder, Inc. and Chase Manhattan Bank (as successor to Manufacturers Hanover Trust Company), as Trustee, is incorporated by reference to Knight-Ridder’s Report on Form 8-K, filed April 30, 1989.

4.3

Rights Agreement, dated as of June 21, 1996, between Knight-Ridder, Inc. and ChaseMellon Shareholder Services, LLC, is incorporated by reference to Knight-Ridder’s Report on Form 8-K filed July 10, 1996.

4.4

First Amendment to Rights Agreement, dated as of July 25, 2000, between Knight-Ridder, Inc. and ChaseMellon Shareholder Services, LLC. as Rights Agent, is incorporated by reference to Knight-Ridder’s Report on Form 8-A/A filed August 10, 2000.

4.5

Indenture, dated as of November 4, 1997, between Knight-Ridder, Inc. and The Chase Manhattan Bank of New York, as Trustee, is incorporated by reference to Exhibit 4.1 to Knight-Ridder’s Registration Statement on Form S-3 (No. 333-37603).

4.6

First Supplemental Indenture, dated as of June 1, 2001, between Knight-Ridder, Inc.; The Chase Manhattan Bank of New York, as original Trustee; and The Bank of New York, as series Trustee, is incorporated by reference to Exhibit 4 to the Company’s Report on Form 8-K filed June 1, 2001.

10.1	Knight-Ridder, Inc. Employee Stock Option Plan (as amended through January 28, 2003).*

10.2	Knight-Ridder, Inc. Compensation Plan for Nonemployee Directors (as amended through October 24, 2000) is incorporated by reference to Knight-Ridder’s Form 10-K filed March 28, 2001.*

10.3	Knight-Ridder, Inc. Annual Incentive Plan (as amended and restated effective as of January 1, 2003).*

10.4	Knight-Ridder, Inc. Long-Term Incentive Plan (as adopted effective as of January 1, 2003).*

10.5	Executive Officer’s Retirement Agreement dated as of December 19, 1991, is incorporated by reference to the Company’s Form 10-K filed March 23, 1994.*

10.6	Executive Income Security Agreement (as amended effective as of October 24, 2000) is incorporated by reference to the Company’s Form 10-K filed March 28, 2001.*

10.7	Knight-Ridder, Inc. Annual Incentive Deferral Plan (effective as of November 1, 1996) is incorporated by reference to Knight-Ridder’s Form 10-K filed March 29, 2002.*

10.8	First Amendment to the Knight-Ridder Annual Incentive Deferral Plan is incorporated by reference to Knight-Ridder’s Form 10-K filed March 29, 2002.*

10.9	Second Amendment to the Knight-Ridder, Inc. Annual Incentive Deferral Plan (as amended effective as of January 1, 2000) is incorporated by reference to Knight-Ridder’s Form 10-K filed March 29, 2002.*

10.10	Third Amendment to the Knight-Ridder, Inc. Annual Incentive Deferral Plan (as amended effective October 1, 2001) is incorporated by reference to Knight-Ridder’s Form 10-K filed March 29, 2002.*

12	Statement regarding computation of earnings-to-fixed-charges ratio from continuing operations.

14	Knight Ridder Code of Business Ethics

21	Table of Subsidiaries of Knight-Ridder, Inc.

23	Consent of Independent Auditors

24	Powers of Attorney

Schedule

Schedule II

Item 15(d)
Knight-Ridder, Inc. and Subsidiaries
Valuation and Qualifying Accounts
For the Three Years Ended December 29, 2002
(in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions(1)	Balances at End of Period

Year ended December 29, 2002
Reserves and allowances
Deducted from asset account:
Accounts receivable allowances	$23,811	$19,862	$22,588	$21,085

	$23,811	$19,862	$22,588	$21,085

Year ended December 30, 2001
Reserves and allowances
Deducted from asset account:
Accounts receivable allowances	$20,238	$31,958	$28,385	$23,811

	$20,238	$31,958	$28,385	$23,811

Year ended December 30, 2000
Reserves and allowances
Deducted from asset account:
Accounts receivable allowances	$15,917	$27,070	$22,749	$20,238

	$15,917	$27,070	$22,749	$20,238

_______________

(1) Represents uncollectible accounts written off, net of recoveries and dispositions of subsidiaries’ balances.