Form 10-Q
period 2003-03-30
KNIGHT RIDDER INC
filed 2003-05-01
CIK 205520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 30, 2003

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 1-7553

KNIGHT-RIDDER, INC.

(Exact name of registrant as specified in its charter)

FLORIDA (State or other jurisdiction of incorporation or organization)	38-0723657 (I.R.S. Employer Identification No.)

50 W. SAN FERNANDO ST., SUITE 1500, SAN JOSE, CA 95113
(Address of principal executive offices)
(Zip Code)

(408) 938-7700
(Registrant’s telephone number, including area code)

__________________________________________________________________
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
Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☒ No ☐

As of April 25, 2003, 81,700,926 shares of Common Stock, $.02 1/12 par value, were outstanding.

Table of Contents for Form 10Q

SIGNATURE	24

Certifications	25

Exhibit Index	27

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
(In 000’s of dollars, except per share data)

	March 30, 2003 (unaudited)	December 29, 2002

ASSETS
Current Assets
Cash and short-term cash equivalents	$33,320	$39,330
Accounts receivable, net of allowances of $21,394 in 2003 and $21,085 in 2002	343,572	377,779
Inventories	42,828	43,931
Prepaid expense	20,938	21,716
Other current assets	29,082	56,397

Total Current Assets	469,740	539,153

Investments and Other Assets
Equity in unconsolidated companies and joint ventures	302,050	301,680
Other	261,448	262,611

Total Investments and Other Assets	563,498	564,291

Property, Plant and Equipment
Land and improvements	99,665	99,665
Buildings and improvements	498,164	498,581
Equipment	1,319,612	1,312,611
Construction and equipment installations in progress	43,329	45,344

	1,960,770	1,956,201
Less accumulated depreciation	(1,012,868)	(990,159)

Net Property, Plant and Equipment	947,902	966,042
Goodwill and Other Identified Intangible Assets
Goodwill	1,748,229	1,748,229
Newspaper mastheads	284,284	284,284
Other, less accumulated amortization of $44,755 in 2003 and $43,050 in 2002	60,954	62,659

Total Goodwill and Other Identified Intangible Assets, net	2,093,467	2,095,172

Total	$4,074,607	$4,164,658

See “Notes to Consolidated Financial Statements.”

	March 30, 2003 (unaudited)	December 29, 2002

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$80,776	$116,382
Accrued expenses and other liabilities	123,758	113,718
Accrued compensation and amounts withheld from employees	68,167	118,823
Deferred revenue	81,662	77,946
Short-term borrowings and current portion of long-term debt	39,849	39,849

Total Current Liabilities	394,212	466,718

Noncurrent Liabilities
Long-term debt	1,509,065	1,521,008
Deferred Federal and state income taxes	296,359	295,641
Postretirement benefits other than pensions	118,951	120,767
Employment benefits and other noncurrent liabilities	296,866	295,754

Total Noncurrent Liabilities	2,221,241	2,233,170

Minority Interests in Consolidated Subsidiaries	5,251	3,291
Commitments and Contingencies
Shareholders’ Equity
Common stock, $.02 1/12 par value; shares authorized - 250,000,000; shares issued - 81,055,581 shares in 2003 and 81,817,410 shares in 2002	1,689	1,705
Additional capital	1,033,065	1,027,719
Retained earnings	524,433	549,509
Accumulated other comprehensive income	(103,667)	(103,667)
Treasury stock, at cost, 28,943 shares in 2003 and 223,833 shares in 2002	(1,617)	(13,787)

Total Shareholders’ Equity	1,453,903	1,461,479

Total	$4,074,607	$4,164,658

See “Notes to Consolidated Financial Statements.”

CONSOLIDATED STATEMENT OF INCOME
(Unaudited in thousands, except per share data)

	Quarter Ended

	March 30, 2003		March 31, 2002

OPERATING REVENUE
Advertising
Retail		$249,991	$243,631
General		75,726	74,883
Classified		195,724	201,533

Total		521,441	520,047
Circulation		120,013	126,425
Other		35,944	31,740

Total Operating Revenue		677,398	678,212

OPERATING COSTS
Labor and employee benefits		291,096	278,417
Newsprint, ink and supplements		88,596	90,671
Other operating costs		157,144	156,537
Depreciation and amortization		30,011	31,757

Total Operating Costs		566,847	557,382

OPERATING INCOME		110,551	120,830

OTHER INCOME (EXPENSE)
Interest expense		(17,884)	(19,873)
Interest expense capitalized		60	279
Interest income		65	73
Equity in losses of unconsolidated companies and joint ventures		(10,424)	(15,469)
Minority interests		(2,695)	(1,938)
Other, net		1,015	(1,470)

Total		(29,863)	(38,398)

Income before income taxes and cumulative effect of change in accounting principle of unconsolidated company		80,688	82,432
Income taxes		30,016	30,664

Net Income before cumulative effect of change in accounting principle of unconsolidated company		$50,672	$51,768

Cumulative effect of change in accounting principle of unconsolidated company	$		$(24,279)

Net Income		$50,672	$27,489

NET INCOME PER SHARE - BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE OF UNCONSOLIDATED COMPANY
Basic		$0.62	$0.62

Diluted		$0.62	$0.60

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE OF UNCONSOLIDATED COMPANY - PER SHARE
Basic		$—	$(0.29)

Diluted	$		$(0.28)

NET INCOME PER SHARE
Basic		$0.62	$0.33

Diluted		$0.62	$0.32

DIVIDENDS DECLARED PER COMMON SHARE		$0.27	$0.25

AVERAGE SHARES OUTSTANDING (000’s)
Basic		81,177	84,017

Diluted		82,075	86,076

See “Notes to Consolidated Financial Statements.”

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, in thousands)

	Quarter Ended

	March 30, 2003	March 31, 2002

CASH PROVIDED BY OPERATING ACTIVITIES
Net income	$50,672	$27,489
Noncash items deducted from (included in) income:
Depreciation	28,109	29,115
Amortization of other identified intangible assets	1,705	1,706
Amortization of other assets	197	936
Cumulative effect of change in accounting principle		24,279
(Gains) losses on sales and write-down of investments	(910)	400
Provision (benefit) for deferred taxes	718	(3,671)
Provision for bad debts	5,613	5,206
Minority interests in earnings of consolidated subsidiaries	2,695	1,938
Other items, net	2,019	2,588
Cash items not included in income:
Distributions in excess of earnings in investees	7,738	18,418
Contributions (in excess of) lower than pension and other post-retirement benefit plan expenses	401	(2,472)
Change in certain assets and liabilities:
Accounts receivable	28,594	43,817
Inventories	1,103	(521)
Other assets	29,483	(12,731)
Accounts payable	(32,610)	778
Federal and state income taxes		4,149
Other liabilities	(26,292)	9,443

Net Cash Provided by Operating Activities	99,235	150,867

CASH REQUIRED FOR INVESTING ACTIVITIES
Proceeds from sales of investments	4,552	1,122
Additions to property, plant and equipment	(9,649)	(12,976)
Other investments, net	(11,717)	(3,003)

Net Cash Required for Investing Activities	(16,814)	(14,857)

CASH REQUIRED FOR FINANCING ACTIVITIES
Net decrease in commercial paper, net of unamortized discount	(10,440)	(63,075)
Repayment of term debt		(332)
Payment of cash dividends	(21,963)	(21,076)
Issuance of common stock to employees	14,333	47,297
Purchase of treasury stock	(68,268)	(81,774)
Other items, net	(2,093)	(7,572)

Net Cash Required for Financing Activities	(88,431)	(126,532)

Net Increase (Decrease) in Cash	(6,010)	9,478
Cash and short-term cash investments at beginning of the period	39,330	37,287

Cash and short-term cash investments at end of the period	$33,320	$46,765

SUPPLEMENTAL CASH FLOW INFORMATION:
Noncash investing activities:
Write down of investments	$—	$3,949
Noncash financing activities:
Issuance of treasury stock associated with Long-Term Incentive Plan
Treasury Stock	$12,106
Issuance of common stock in exchange for treasury stock
Common Stock	$—
Additional Capital	3,230
Treasury Stock	(3,230)

See “Notes to Consolidated Financial Statements.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Knight-Ridder, Inc. (Knight Ridder or the company) have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 28, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s annual report on Form 10-K for the year ended December 29, 2002.

Certain amounts in 2002 have been reclassified to conform to the 2003 presentation relating to certain items on the consolidated statement of cash flows.

NOTE 2.   COMPREHENSIVE INCOME

The following table sets forth the computation of comprehensive income (in thousands of dollars):

	Quarter Ended

	March 30, 2003	March 31, 2002

Net income	$50,672	$27,489

Change in accumulated other comprehensive income	—	—

Total comprehensive income	$50,672	$27,489

NOTE 3.   DEBT

Debt consisted of the following (in thousands):

		Balance At

	Effective Interest Rate as of March 30, 2003	March 30, 2003	December 29, 2002

Commercial paper, net of discount (a)	1.3%	$404,610	$415,051
Debentures, net of discount (b)	6.1%	199,002	198,960
Debentures, net of discount (c)	7.8%	95,173	95,124
Debentures, net of discount (d)	7.1%	296,838	296,808
Notes payable, net of discount (e)	2.4%	98,952	98,895
Notes payable, net of discount (f)	5.7%	297,635	297,562
Senior notes, net of discount (g)	2.1%	99,729	99,705
Fair market value of interest swaps		56,975	58,752

Total Debt (h)	4.7%	1,548,914	1,560,857
Less amounts classified as current		39,849	39,849

Total long-term debt	4.7%	$1,509,065	$1,521,008

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

(h)

Interest payments for the quarter ended March 30, 2003 and March 31, 2002 were $14.8 million and $15.3 million, respectively.

The company guarantees 13.5% of the debt of Ponderay Newsprint Company’s credit facility. The guarantee arose in April 2000 when Ponderay restated its credit agreement with a bank consortium that replaced a facility used to finance construction of a newsprint mill. The company guarantees the portion of the credit facility that matures in April 2006. The guarantee could be triggered by Ponderay’s failure to meet any or all of its bank covenants, at which time the company could be liable for the full portion of its guarantee. The company accounts for these guarantees as off-balance sheet instruments, that for the quarter ended March 30, 2003, and year ended December 29, 2002, totaled $16.2 million.

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

NOTE 4.   INCOME TAX PAYMENTS

Income tax payments for the quarter ended March 30, 2003 and March 31, 2002 were $1.6 million and $29.9 million, respectively.

NOTE 5.   EQUITY

Earnings per Share:

The following table sets forth the computation of basic and diluted earnings per share in accordance with GAAP (in thousands, except per share data):

	Quarter Ended

	March 30, 2003		March 31, 2002

Net income before cumulative effect of change in accounting principle		$50,672	$51,768
Cumulative effect of change in accounting principle			(24,279)

Net income attributable to common stock		$50,672	$27,489

Average shares outstanding (basic)		81,177	84,017
Effect of dilutive securities:
Stock options		898	2,059

Average shares outstanding (diluted)		82,075	86,076

Net income per share - before cumulative effect of change in accounting principle
Basic		$0.62	$0.62

Diluted		$0.62	$0.60

Cumulative effect of change in accounting principle
Basic		$—	$(0.29)

Diluted	$		$(0.28)

Net income per share
Basic		$0.62	$0.33

Diluted		$0.62	$0.32

In December 2002, the FASB issued SFAS 148 – “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends SFAS 123 –“Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements issued for 2003. As allowed by FAS 123, the Company follows the disclosure requirements of FAS 123, but continues to account for its employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which results in no charge to earnings when options are issued at fair market value. Therefore, at this time, adoption of this statement will not have a material impact on the Company’s financial position or results of operations.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. In addition, the 15% discount in market value under the Employee Stock Purchase Plan is treated as compensation expense for pro forma purposes. The company’s GAAP and pro forma information follows (in thousands, except for earnings per share data):

	Quarter Ending

	March 30, 2003	March 31, 2002

Net Income	$50,672	$27,489
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,790)	(3,715)

Pro forma net income	$46,882	$23,774

Basic earnings per share	$0.62	$0.33
Pro forma basic earnings per share	0.58	0.28

Diluted earnings per share	$0.62	$0.32
Pro forma diluted earnings per share	0.57	0.28

NOTE 6.   BUSINESS SEGMENTS

FASB 131 requires disclosure of certain information about reportable operating segments management believes are important and allows users to assess the performance of individual operating segments in the same way that management reviews performance and makes decisions.

	Quarter Ended

	March 30, 2003	March 31, 2002

Operating revenue
Newspapers	$660,245	$665,322
Online	17,153	12,890

	$677,398	$678,212

Operating income (loss)
Newspapers	$117,583	$132,535
Online	2,042	(3,902)
Corporate	(9,074)	(7,803)

	$110,551	$120,830

Depreciation and amortization
Newspapers	$27,545	$29,581
Online	1,072	769
Corporate	1,394	1,407

	$30,011	$31,757

Capital Expenditures
Newspapers	$8,700	$11,924
Online	27	689
Corporate	922	363

	$9,649	$12,976

	As of

	March 30, 2003	December 29, 2002

Total Assets
Newspapers	$3,607,413	$3,673,374
Online	117,502	118,743
Corporate	349,692	372,541

	$4,074,607	$4,164,658

NOTE 7.   GOODWILL AND OTHER INTANGIBLE ASSETS

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

The company owned 50% of CareerBuilder (formerly Career Holdings, Inc.), when it completed its evaluation of goodwill in the second quarter of 2002. The company records its investments in CareerBuilder under the equity method of accounting. The company reflected its share of CareerBuilders’ impairment of goodwill, $24.3 million, or $.28 per diluted share, arising from its adoption of SFAS 142 in the second quarter ended June 30, 2002, as a year-to-date cumulative effect of a change in accounting principle consistent with CareerBuilders’ characterization of the write-down. No further impairment was identified as a result of CareerBuilder’s annual evaluation of goodwill and other intangible assets. The company will reassess the carrying value of its goodwill and intangible assets each year as of October 1, unless indicators of impairment become apparent earlier.

Goodwill and other intangible assets along with their weighted-average life, at March 30, 2003 consisted of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount	Weighted- Average Life

Intangible assets continuing to be amortized:
Advertiser lists	$43,558	$23,204	$20,354	12.2
Subscriber lists	33,651	21,096	12,555	9.5
Other	702	455	247	10.0

Total	$77,911	$44,755	$33,156	11.0

Goodwill and other intangible assets not being amortized:
Goodwill			$1,748,229
Newspaper mastheads			284,284
Intangible pension asset			26,969
Other			829

Total			2,060,311

Total goodwill and other intangible assets			$2,093,467

Estimated annual aggregate amortization expense will be approximately $6.8 million for 2003 through 2006 and $4.1 million in 2007.

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

A summary of the balances of goodwill, newspaper mastheads and other intangible assets as of December 29, 2002 and March 30, 2003 and the transactions for the quarter ended March 30, 2003 were (in thousands):

	December 29, 2002	Amortization of Other Intangibles	March 30, 2003

Goodwill	$1,748,229	$—	$1,748,229
Newspaper Mastheads	284,284		284,284
Other	62,659	(1,705)	60,954

Total	$2,095,172	$(1,705)	$2,093,467

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

Pension and postretirement benefits. The company has significant pension and postretirement benefit costs and credits that are developed from actuarial valuations. These valuation assumptions include health care cost trend rates, salary growth, long-term return on plan assets, discount rates and other factors. The company’s health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. The salary growth assumptions reflect the company’s long-term actual experience and future and near-term outlook. Long-term return on plan assets is determined based on historical results of the portfolio and management’s expectation of the current economic environment. The discount rate assumption is based on current investment yields on AA-rated corporate long-term bond yields. Actual results that differ from these assumptions are accumulated and amortized over the future life of the plan participants. For an explanation of these assumptions, see “Note 11. Pension and Other Postretirement Benefit Plans” in the company’s Form 10-K for the year ended December 29, 2002. While the company believes that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect the company’s pension and other postretirement benefits costs and obligations.

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

Legal. The company is involved in certain claims and litigation related to its operations, including ordinary routine litigation incidental to its business. See “Note 14. Commitments and Contingencies” in the company’s Form 10-K for the year ended December 29, 2002 for further information. Management reviews and determines which liabilities, if any, arising from these claims and litigation could have a material adverse effect on the company’s consolidated financial position, liquidity, results of operations or properties. Management assesses the likelihood of any adverse judgments or outcomes as well as potential ranges of probable losses. Determination of the amount of reserves required for these contingencies is made after analysis and discussion with counsel.

CONSOLIDATED RESULTS OF OPERATIONS: FIRST QUARTER ENDED MARCH 30, 2003 COMPARED TO FIRST QUARTER ENDED MARCH 31, 2002:

The following table sets forth the consolidated results of operations for the quarters ended March 30, 2003 and March 31, 2002 (in thousands, except per share amounts):

	Quarter Ended

	March 30, 2003	March 31, 2002	% Change

Operating Revenue	$677,398	$678,212	-0.1%
Operating Income	110,551	120,830	-8.5%
Net Income	50,672	27,489	84.3%

Net Income includes the following expense:
Cumulative effect of change in accounting principle	$—	$24,279

Diluted Earnings per Share	$0.62	$0.32	93.8%

Diluted Earnings per Share includes the following expense:
Cumulative effect of change in accounting principle	—	0.28

NEWSPAPER DIVISION

Operating Revenue

The table below presents operating revenue and related statistics for newspaper operations for the quarter ended March 30, 2003 compared to the quarter ended March 31, 2002 (in thousands):

	Quarter Ended

	March 30, 2003	March 31, 2002	Variance	% Change

Operating revenues
Advertising
Retail	$249,991	$243,631	$6,360	2.6%
General	75,726	74,883	843	1.1%
Classified	195,723	201,533	(5,810)	-2.9%

Total	521,440	520,047	1,393	0.3%

Circulation	120,013	126,425	(6,412)	-5.1%
Other	18,792	18,850	(58)	-0.3%

Total operating revenue	$660,245	$665,322	$(5,077)	-0.8%

Average daily circulation
Daily	3,877	3,858	19	0.5%
Sunday	5,189	5,166	24	0.5%
Advertising linage
Full run
Retail	3,527.0	3,643.6	(116.6)	-3.2%
General	603.6	602.0	1.6	0.3%
Classified	4,363.9	4,253.7	110.2	2.6%

Total full run	8,494.5	8,499.3	(4.8)	-0.1%

Factored part-run	556.0	521.0	35.0	6.7%

Total preprints inserted	1,787.3	1,579.8	207.5	13.1%

Advertising revenue for the quarter ended March 30, 2003 was up $1.4 million, or 0.3%, compared to the same quarter of the prior year. The most significant increases were in Miami ($3.7 million or 5.3%), Akron ($1.4 million or 8.2%) and Fort Wayne ($881,000 or 9.5%). Philadelphia had the largest decrease ($1.8 million or 1.9%), followed by San Jose ($1.3 million or 2.8%).

Retail advertising increased $6.4 million, or 2.6%, during the quarter ended March 30, 2003 compared to the same period last year, on a 10.7% increase in preprint advertising revenue, partially offset by a 3.2% decrease in full run linage. The largest increases were in Miami ($1.5 million or 5.1%), San Jose ($1.3 million or 7.2%), Charlotte ($926,000 or 6.1%), Akron ($544,000 or 7.3%) and Biloxi ($450,000 or 12.2%).

General advertising revenue for the quarter ended March 30, 2003 increased $843,000, or 1.1%, compared to the same quarter in 2002, on a 23.7% increase in preprint advertising revenue and a 0.3% increase in full run linage. The largest increases were in San Jose ($1.6 million or 19.2%), Kansas City ($516,000 or 8.0%) and Akron ($413,000 or 28.3%). Telecommunications was responsible for most of the growth. San Jose also benefited from increases in automotive and travel, while Kansas City had gains from electronics. Philadelphia had the largest shortfall ($1.5 million or 6.5%), followed by Miami ($813,000 or 5.3%).

Classified revenue was down $5.8 million, or 2.9%, in the first quarter of 2003, compared to the first quarter of 2002, due to classified recruitment, down $10.7 million, or 16.6%. Increases in real estate of $2.7 million, or 6.8%, other classified revenue of $2.2 million, or 5.3%, and automotive of $48,000, or 0.1%, partially offset this decline. The largest decreases were in San Jose ($4.2 million or 18.8%), Charlotte ($1.6 million or 10.8%), Kansas City ($1.6 million or 9.4%) and Fort Worth ($1.2 million or 6.1%), all due to shortfalls in employment and automotive. San Jose also had shortfalls in real estate. Offsetting these shortfalls, Miami was over the prior year ($3.0 million or 12.5%) due to automotive, real estate and other classified revenue.

Circulation revenue declined $6.4 million, or 5.1%, in the quarter ended March 30, 2003 compared to the same period last year, while average daily copies increased from the prior year’s first quarter by 18,544, or 0.5%, and Sunday copies increased by 23,516, or 0.5%. The decrease in revenue was due to (a) increased discounting of subscription rates, (b) reduced rates for Newspaper in Education (NIE) and (c) Sunday single copy price rollbacks in five markets.

Other revenue was essentially flat against prior year.

Operating Costs

The table below presents operating costs for newspaper operations for the quarter ended March 30, 2003 compared to the quarter ended March 31, 2002 (in thousands):

	Quarter Ended

	March 30, 2003	March 31, 2002	Variance	% Change

Operating costs
Labor and employee benefits	$280,636	$266,205	$14,431	5.4%
Newsprint, ink and supplements	91,252	93,279	(2,027)	-2.2%
Other operating costs	143,229	143,722	(493)	-0.3%
Depreciation and amortization	27,545	29,581	(2,036)	-6.9%

Total operating costs	$542,662	$532,787	$9,875	1.9%

Total operating costs were up $9.9 million, or 1.9%, in the first quarter of 2003 compared to the first quarter of 2002.

Labor and employee benefits increased $14.4 million, or 5.4%, in the first quarter of 2003 from the first quarter of 2002 due to increases in healthcare costs ($7.4 million or 37.4%), pension expense ($3.4 million or 30.2%), payroll tax expense ($1.3 million or 7.0%) and a 3.9% increase in the average wage rate. These increases were partially offset by a 594, or 3.3%, decrease in the number of full-time equivalent employees (FTEs).

Newsprint, ink and supplements decreased in the first quarter of 2003 from the first quarter of 2002 by $2.0 million, or 2.2%, due to a 5.1% decrease in the price per ton of newsprint, partially offset by a 2.2% increase in consumption.

Other operating costs decreased in the first quarter of 2003 from the first quarter of 2002 by $493,000, or 0.3%, due to circulation promotion expense ($952,000 or 1.7%) and production costs ($791,000 or 3.0%), partially offset by higher general and administrative expenses ($1.2 million or 2.1%).

Depreciation and amortization declined $2.0 million, or 6.9%, in the first quarter of 2003 compared to the first quarter of 2002, with depreciation expense down $1.3 million, or 4.8%, and amortization expense down $735,000, or 27.9%.

ONLINE DIVISION

The table below presents the operating results and related statistics for online operations for the quarter ended March 30, 2003 compared to the quarter ended March 31, 2002 (in thousands):

	Quarter Ended

	March 30, 2003	March 31, 2002	Variance	% Change

Operating revenue	$17,153	$12,890	$4,263	33.1%
Operating costs
Labor and employee benefits	6,165	6,942	$(777)	-11.2%
Other operating costs	7,874	9,081	(1,207)	-13.3%
Depreciation and amortization	1,072	769	303	39.4%

Total operating costs	$15,111	$16,792	$(1,681)	-10.0%

Operating income (loss)	$2,042	$(3,902)	$5,944	152.3%

Average monthly unique visitors	7,581	6,828	754	11.0%

Operating revenue increased $4.3 million, or 33.1%, from the first quarter of 2002 due to increases in non-recruitment upsell revenue resulting from the implementation of new upsell pricing strategies and increases in CareerBuilder product revenue. Average monthly unique visitors, as reported by Nielsen//NetRatings, increased 11.0% from 6.8 million in the first quarter of 2002 to 7.6 million in the first quarter of 2003.

The decrease in labor and employee benefits for the first quarter of 2003 compared to the same quarter last year was primarily due to an FTE reduction of 48.4, or 18.7%. Other operating costs for the first quarter of 2003 decreased $1.2 million, or 13.3%, from the same quarter last year due to reductions in promotion, bad debt expense and legal fees. Depreciation and amortization expense in the first quarter of 2003 increased due to write-offs of server licenses no longer in use.

CORPORATE AND OTHER NON-OPERATING ITEMS

Interest expense, net of interest income and capitalized interest, decreased $1.8 million, or 9.0%, in the quarter ended March 30, 2003 from the first quarter ended March 31, 2002 due to a lower average debt balance and a lower weighted-average interest rate. Weighted-average interest rates were lower due to a general decline in the U.S. economy’s short-term interest rates.

Equity in losses of unconsolidated companies and joint ventures for the quarter ended March 30, 2003 decreased by $5.0 million from the comparable period in 2002. The 2002 loss included $7.5 million charge for severance expense and other costs resulting from the relocation of offices and abandonment of certain assets at CareerBuilder. Increased current year losses from our newsprint mill investments and from the Seattle Times offset the prior year CareerBuilder charge.

“Other, net” items for the first quarter ended March 30, 2003 increased $2.5 million, or 169.2% from the comparable period in 2002 primarily due to other-than-temporary losses recorded on certain investments in the prior year.

The effective tax rate was 37.2% for the first quarters ended March 30, 2003 and March 31, 2002.

LIQUIDITY & CAPITAL RESOURCES

Cash flow from operations is the company’s primary source of liquidity. Management is focused on growing cash flow and on managing cash effectively. In addition, the company uses financial leverage to minimize the overall cost of capital and maintain adequate operating and financial flexibility.

The company invests excess cash in short-term investments to meet projected cash needs from operations, capital expenditures and other business purposes. The company supplements internally generated cash with a combination of short-term and long-term borrowings. Commercial paper outstanding at March 30, 2003 was $404.6 million, with an average effective interest rate of 1.3%. As of March 30, 2003, the company’s $895 million revolving credit agreement, which backs up the commercial paper outstanding, had remaining availability of $433.6 million.

During the second quarter of 2001 and the first quarter of 2002, the company entered into certain interest rate swap agreements. The principal objective of such agreements is to maintain a roughly equal balance between fixed and floating interest rates in the company’s debt structure. The swap agreements expire at various dates in 2005, 2007, 2009 and 2011 and convert an aggregate principal amount of $500 million of fixed rate, long-term debt into variable rate borrowings. The variable interest rates are based on 3- or 6-month LIBOR plus a rate spread. As of March 30, 2003 the weighted average variable interest rates under these agreements were 3.6% versus the fixed rates of 8.1%. The market value of the swap agreements as of March 30, 2003 and December 30, 2002 totaled $57.0 million and $58.8 million, respectively. The fair value of the swaps is shown within long-term debt on the balance sheet.

Cash provided by operating activities was $99.2 million for the quarter ended March 30, 2003 compared to $150.9 million for the quarter ended March 31, 2002. The decrease in cash provided by operating activities was primarily due to reductions in accounts payable and other current liabilities, lower distributions in excess of earnings of investees and the timing of payments on certain other assets and liabilities.

Cash required for investing activities in the quarter ended March 30, 2003 was $16.8 million compared to $14.9 million in the quarter ended March 31, 2002. The increase in cash required was due to increased funding to Career Holdings, Inc. of $2.7 million and to SP Newsprint of $6 million, partially offset by lower capital expenditures.

Cash required for financing activities for the quarter ended March 30, 2003 was $88.4 million compared to $126.5 million for the quarter ended March 31, 2002. The decrease in cash required for financing activities was due to decreased purchases of treasury stock, the decreased reduction of commercial paper and the lower issuance of common stock to employees. During the quarter ended March 30, 2003 the company repurchased a total of 1.1 million common shares at a total cost of $68.3 million. At March 30, 2003, the company has remaining authorization to repurchase 6.4 million shares of its common stock. The company received $14.3 million from the issuance of shares to employees under the company’s stock option and stock purchase plans.

The company’s operations have historically generated strong positive cash flow, which, along with the company’s commercial paper program, revolving credit line and ability to issue public debt, have provided adequate liquidity to meet the company’s short-term and long-term cash requirements, including requirements for working capital and capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company has no material changes to the disclosure made on this matter in the company’s annual report on Form 10-K for the year ended December 29, 2002.

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

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

Refer to the company’s annual report on Form 10-K for the year ended December 29, 2002.

Item 2.

Changes in Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits

99.1

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

99.2

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

(b)

Reports on Form 8-K

During the quarter ended March 30, 2003, the Company filed a Report on Form 8-K dated March 5, 2002 under Item 9 reporting the submission of the written statements of the company’s Principal Executive Officer, P. Anthony Ridder, and Principal Financial Officer, Gary R. Effren, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNIGHT-RIDDER, INC. (Registrant)
Date: May 1, 2003	/s/ Gary R. Effren

Gary R. Effren Senior Vice President/Finance and Chief Financial Officer (Chief Accounting Officer and Duly Authorized Officer of Registrant)

Certification Required by Rules 13a-14 and 15d-14

under the Securities Exchange Act of 1934

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 1, 2003.
/s/ P. Anthony Ridder

P. Anthony Ridder, Chief Executive Officer

Certification Required by Rules 13a-14 and 15d-14

under the Securities Exchange Act of 1934

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 1, 2003.
/s/ Gary R. Effren

Gary R. Effren, Chief Financial Officer

Exhibit Index

Exhibit Number	Description
99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350