Form 10-Q
period 2003-06-29
KNIGHT RIDDER INC
filed 2003-08-06
CIK 205520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 29, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [  ]

As of August 4, 2003, 80,397,082 shares of Common Stock, $.02 1/12 par value, were outstanding.

Table of Contents for Form 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
(In 000's of dollars, except per share data)

	June 29, 2003 (unaudited)	December 29, 2002
ASSETS

Current Assets
Cash and short-term cash investments	$27,545	$39,330
Accounts receivable, net of allowances of $21,553 in 2003 and $21,085 in 2002	353,712	377,779
Inventories	46,312	43,931
Prepaid expense	23,938	21,716
Other current assets	20,623	56,397

Total Current Assets	472,130	539,153

Investments and Other Assets
Equity in unconsolidated companies and joint ventures	299,628	301,680
Other	267,083	262,611

Total Investments and Other Assets	566,711	564,291

Property, Plant and Equipment
Land and improvements	99,520	99,665
Buildings and improvements	497,609	498,581
Equipment	1,324,005	1,312,611
Construction and equipment installations in progress	50,357	45,344

	1,971,491	1,956,201
Less accumulated depreciation	(1,035,188)	(990,159)

Net Property, Plant and Equipment	936,303	966,042

Goodwill and Other Identified Intangible Assets
Goodwill	1,790,229	1,748,229
Newspaper mastheads	284,284	284,284
Other, less accumulated amortization of $46,461 in 2003 and $43,050 in 2002	59,248	62,659

Total Goodwill and Other Identified Intangible Assets, net	2,133,761	2,095,172

Total	$4,108,905	$4,164,658

See "Notes to Consolidated Financial Statements."

CONSOLIDATED BALANCE SHEET
(In 000's of dollars, except per share data)

	June 29, 2003 (unaudited)	December 29, 2002
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$71,166	$116,382
Accrued expenses and other liabilities	115,669	113,718
Accrued compensation and amounts withheld from employees	71,788	118,823
Federal and state income taxes	27,395	--
Deferred revenue	78,748	77,946
Short-term borrowings and current portion of long-term debt	39,849	39,849

Total Current Liabilities	404,615	466,718

Noncurrent Liabilities
Long-term debt	1,517,422	1,521,008
Deferred Federal and state income taxes	298,919	295,641
Postretirement benefits other than pensions	120,787	120,767
Employment benefits and other noncurrent liabilities	299,456	295,754

Total Noncurrent Liabilities	2,236,584	2,233,170

Minority Interests in Consolidated Subsidiaries	1,933	3,291

Commitments and Contingencies

Shareholders' Equity
Common stock, $.02 1/12 par value; shares authorized - 250,000,000;
shares issued - 80,429,378 shares in 2003 and 81,817,410 shares in 2002	1,676	1,705
Additional capital	1,047,471	1,027,719
Retained earnings	521,809	549,509
Accumulated other comprehensive income	(103,667)	(103,667)
Treasury stock, at cost, 27,122 shares in 2003 and 223,833 shares in 2002	(1,516)	(13,787)

Total Shareholders' Equity	1,465,773	1,461,479

Total	$4,108,905	$4,164,658

See "Notes to Consolidated Financial Statements."

CONSOLIDATED STATEMENT OF INCOME
(Unaudited in thousands, except per share data)

	Quarter Ended		Two Quarters Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
OPERATING REVENUE
Advertising
Retail	$274,910	$271,779	$524,901	$515,410
General	87,175	72,170	162,901	147,053
Classified	199,289	212,487	395,013	414,020

Total	561,374	556,436	1,082,815	1,076,483
Circulation	117,494	122,270	237,507	248,695
Other	42,710	36,398	78,654	68,138

Total Operating Revenue	721,578	715,104	1,398,976	1,393,316

OPERATING COSTS
Labor and employee benefits	294,053	280,299	585,149	558,716
Newsprint, ink and supplements	94,798	90,404	185,898	183,647
Other operating costs	152,114	154,454	306,754	308,419
Depreciation and amortization	29,819	32,484	59,830	64,241

Total Operating Costs	570,784	557,641	1,137,631	1,115,023

OPERATING INCOME	150,794	157,463	261,345	278,293

OTHER INCOME (EXPENSE)
Interest expense	(17,229)	(18,833)	(35,113)	(38,706)
Interest expense capitalized	284	197	344	476
Interest income	85	91	150	164
Equity in losses of unconsolidated
companies and joint ventures	(6,366)	(6,703)	(16,790)	(22,172)
Minority interests	(2,772)	(2,975)	(5,467)	(4,913)
Other, net	(1,862)	(6,954)	(847)	(8,424)

Total	(27,860)	(35,177)	(57,723)	(73,575)

Income before income taxes and cumulative effect of change
in accounting principle of unconsolidated company	122,934	122,286	203,622	204,718
Income taxes	45,716	45,492	75,732	76,156

Net Income before cumulative effect of change in
accounting principle of unconsolidated company	$77,218	$76,794	$127,890	$128,562

Cumulative effect of change in accounting principle
of unconsolidated company	$--	$--	$--	$(24,279)

Net Income	$77,218	$76,794	$127,890	$104,283

NET INCOME PER SHARE - BEFORE CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE OF UNCONSOLIDATED COMPANY
Basic	$0.96	$0.92	$1.58	$1.54

Diluted	$0.95	$0.90	$1.56	$1.50

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE OF UNCONSOLIDATED COMPANY - PER
SHARE
Basic	$--	$--	$--	$(0.29)

Diluted	$--	$--	$--	$(0.28)

NET INCOME PER SHARE
Basic	$0.96	$0.92	$1.58	$1.25

Diluted	$0.95	$0.90	$1.56	$1.22

DIVIDENDS DECLARED PER COMMON SHARE	$0.27	$0.25	$0.54	$0.50

AVERAGE SHARES OUTSTANDING (000's)
Basic	80,529	83,408	80,853	83,713

Diluted	81,484	85,377	81,780	85,727

See "Notes to Consolidated Financial Statements."

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, in thousands)

	Two Quarters Ended
	June 29, 2003	June 30, 2002
CASH PROVIDED BY OPERATING ACTIVITIES
Net income	$127,890	$104,283
Noncash items deducted from (included in) income:
Depreciation	55,996	59,577
Amortization of other identified intangible assets	3,411	3,411
Amortization of other assets	423	1,253
Cumulative effect of change in accounting principle	--	24,279
(Gains) losses on sales and write-down of investments	(910)	7,435
Provision (benefit) for deferred taxes	3,278	(8,896)
Provision for bad debts	9,542	10,177
Minority interests in earnings of consolidated subsidiaries	5,467	4,913
Other items, net	(2,308)	3,702
Cash items not included in income:
Distributions in excess of earnings from investees	14,690	34,535
Contributions lower than (in excess of) pension and other post-retirement benefit expenses	2,472	(39,441)
Change in certain assets and liabilities:
Accounts receivable	14,525	43,624
Inventories	(2,381)	(1,585)
Other assets	38,423	(19,331)
Accounts payable	(45,137)	10,632
Federal and state income taxes	32,266	49,524
Other liabilities	(24,546)	2,344

Net Cash Provided by Operating Activities	233,101	290,436

CASH REQUIRED FOR INVESTING ACTIVITIES
Proceeds from sales of investments	4,716	1,776
Additions to property, plant and equipment	(26,267)	(23,057)
Other investments, net	(58,378)	(11,437)

Net Cash Required for Investing Activities	(79,929)	(32,718)

CASH REQUIRED FOR FINANCING ACTIVITIES
Net decrease in commercial paper, net of unamortized discount	(11,650)	(124,289)
Repayment of term debt	--	(332)
Payment of cash dividends	(43,684)	(41,926)
Issuance of common stock to employees	35,425	63,948
Purchase of treasury stock	(141,338)	(143,935)
Other items, net	(3,710)	(10,212)

Net Cash Required for Financing Activities	(164,957)	(256,746)

Net Increase (Decrease) in Cash	(11,785)	972
Cash and short-term cash
investments at beginning of the period	39,330	37,287

Cash and short-term cash
investments at end of the period	$27,545	$38,259

SUPPLEMENTAL CASH FLOW INFORMATION:

Noncash investing activities:
Write down of investments	$1,553	$7,435

Noncash financing activities:
Issuance of treasury stock associated with long-term incentive plan
Treasury Stock	$12,106

Issuance of common stock in exchange for treasury stock
Common Stock	$--
Additional Capital	3,230
Treasury Stock	(3,230)

See "Notes to Consolidated Financial Statements."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Knight-Ridder, Inc. (Knight Ridder or the company) have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and two quarters ended June 29, 2003 are not necessarily indicative of the results that may be expected for the year ending December 28, 2003. For further information, refer to the consolidated financial statements and footnotes thereto, as well as the critical accounting policies in Management’s Discussion and Analysis, included in the company’s annual report on Form 10-K for the year ended December 29, 2002.

Amounts in 2002 and 2003 have been reclassified to conform to the current presentation of outside printing costs within newsprint, ink and supplements instead of other operating costs.

NOTE 2.  COMPREHENSIVE INCOME

For all periods presented, there are no reconciling items for comprehensive income. Net income as presented on the Consolidated Income Statement is the same as total comprehensive income.

NOTE 3.  DEBT

Debt consisted of the following (in thousands)

	Effective Interest	Balance At
	Rate as of June 29, 2003	June 29, 2003	December 29, 2002
Commercial paper, net of discount (a)	1.1%	$403,401	$415,051
Debentures, net of discount (b)	5.6%	199,043	198,960
Debentures, net of discount (c)	7.8%	95,222	95,124
Debentures, net of discount (d)	7.1%	296,869	296,808
Notes payable, net of discount (e)	2.4%	99,009	98,895
Notes payable, net of discount (f)	5.7%	297,707	297,562
Senior notes, net of discount (g)	2.0%	99,754	99,705
Fair market value of interest swaps		66,266	58,752

Total Debt (h)	4.5%	1,557,271	1,560,857
Less amounts classified as current		39,849	39,849

Total long-term debt	4.5%	$1,517,422	$1,521,008

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
(h) Interest payments for the two quarters ended June 29, 2003 and June 30, 2002 were $33.4 million and $39.9 million, respectively.

The company guarantees 13.5% of up to $125 million of Ponderay Newsprint Company’s credit facility. The guarantee arose in April 2000 when Ponderay restated its credit agreement with a bank consortium for a facility originally used to finance construction of the newsprint mill. The company guarantees the portion of the credit facility that matures in April 2006. The guarantee could be triggered by Ponderay’s failure to meet any or all of its bank covenants, at which time the company could be liable for the full portion of its guarantee. The company accounts for these guarantees as off-balance sheet instruments, that for the quarter ended June 29, 2003, and year ended December 29, 2002, totaled $15.3 million and $16.2 million, respectively.

The company is a one-third partner of SP Newsprint Co. In November 2002, SP amended and restated its credit agreement with certain of its lenders. The agreement stipulates that should SP’s consolidated liquidity fall below $5 million, it would be in default of its covenant. The company, along with the other partners, would then be required to make an equity contribution in sufficient amount to cure the default. The company’s contribution is limited to approximately $6.7 million. The obligation ends when SP first meets certain conditions including, but not limited to, predetermined leverage and fixed-charge coverage ratios and certain liquidity requirements. The company also has a demand obligation to SP Newsprint Co. for $6.7 million. The obligation arose in August 1985 in connection with an advance to Knight Ridder (and the other partners) by SP. SP has the right to request repayment of these funds at any time for any reason. The advance has been reflected as a reduction in the investment on the company’s Consolidated Balance Sheet and no interest expense is associated with the obligation.

NOTE 4.  INCOME TAX PAYMENTS

Income tax payments for the two quarters ended June 29, 2003 and June 30, 2002 were $5.4 million and $34.1 million, respectively.

NOTE 5.  EQUITY

Earnings per Share:

The following table sets forth the computation of basic and diluted earnings per share in accordance with GAAP (in thousands, except per share data):

	Quarter Ended		Two Quarters Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net income before cumulative effect of
change in accounting principle	$77,218	$76,794	$127,890	$128,562

Cumulative effect of change in accounting
principle	--	--	--	(24,279)

Net income	$77,218	$76,794	$127,890	$104,283

Average shares outstanding (basic)	80,529	83,408	80,853	83,713

Effect of dilutive securities:
Stock options	956	1,969	927	2,014

Average shares outstanding (diluted)	81,484	85,377	81,780	85,727

Net income per share - before cumulative
effect of change in accounting principle
Basic	$0.96	$0.92	$1.58	$1.54

Diluted	$0.95	$0.90	$1.56	$1.50

Cumulative effect of change in accounting
principle
Basic	$--	$--	$--	$(0.29)

Diluted	$--	$--	$--	$(0.28)

Net income per share
Basic	$0.96	$0.92	$1.58	$1.25

Diluted	$0.95	$0.90	$1.56	$1.22

In December 2002, the FASB issued SFAS 148 – “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends SFAS 123 – “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements issued for 2003. As allowed by SFAS 123, the company follows the disclosure requirements of SFAS 123, but continues to account for its employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which results in no charge to earnings when options are issued at fair market value.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. In addition, the 15% discount in market value under the company’s Employee Stock Purchase Plan is treated as compensation expense for pro forma purposes. The company’s GAAP and pro forma information follows (in thousands, except for earnings per share data):

	Quarter Ended		Two Quarters Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Net Income	$77,218	$76,794	$127,890	$104,283
Less: Stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(3,602)	(4,229)	(7,393)	(7,944)

Pro forma net income	$73,616	$72,565	$120,497	$96,339

GAAP basic earnings per share	$0.96	$0.92	$1.58	$1.25
Pro forma basic earnings per share	0.91	0.87	1.49	1.15

GAAP diluted earnings per share	$0.95	$0.90	$1.56	$1.22
Pro forma diluted earnings per share	0.90	0.85	1.47	1.12

NOTE 6.  BUSINESS SEGMENTS

Financial data for each of the company’s business segments are as follows (in thousands):

	Quarter Ended		Two Quarters Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Operating revenue
Newspapers	$702,327	$700,883	$1,362,571	$1,366,205
Online	19,251	14,221	36,405	27,111

	$721,578	$715,104	$1,398,976	$1,393,316

Operating income (loss)
Newspapers	$158,509	$169,169	$276,093	$301,705
Online	3,399	(2,606)	5,441	(6,509)
Corporate	(11,114)	(9,100)	(20,189)	(16,903)

	$150,794	$157,463	$261,345	$278,293

Depreciation and amortization
Newspapers	$27,399	$29,428	$54,944	$59,009
Online	1,031	1,563	2,103	2,332
Corporate	1,389	1,493	2,783	2,900

	$29,819	$32,484	$59,830	$64,241

Capital Expenditures
Newspapers	$15,641	$9,102	$24,341	$21,026
Online	380	586	407	1,275
Corporate	597	393	1,519	756

	$16,618	$10,081	$26,267	$23,057

	As of
	June 29, 2003	December 29, 2002
Total Assets
Newspapers	$3,664,860	$3,673,374
Online	114,984	118,743
Corporate	329,061	372,541

	$4,108,905	$4,164,658

NOTE 7.  GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142 – “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the company has applied the new accounting rules beginning December 31, 2001.

The company completed the initial evaluation of its goodwill and other intangible assets during the second quarter of 2002 and no impairment was indicated. As of October 1, 2002, the company performed its annual evaluation of goodwill and other intangibles and again no impairment was indicated. All goodwill and indefinite lived intangible assets are reported by the newspaper segment.

The company owned 50% of CareerBuilder (formerly Career Holdings, Inc.), when it completed its evaluation of goodwill in the second quarter of 2002. The company records its investment in CareerBuilder under the equity method of accounting. The company reflected its share of CareerBuilders’ impairment of goodwill, $24.3 million, or $.28 per diluted share, arising from its adoption of SFAS 142 in the second quarter ended June 30, 2002, as a year-to-date cumulative effect of a change in accounting principle consistent with CareerBuilders’ characterization of the write-down. No further impairment was identified as a result of CareerBuilder’s annual evaluation of goodwill and other intangible assets. The company will reassess the carrying value of its goodwill and intangible assets each year as of October 1, unless indicators of impairment become apparent earlier.

Goodwill and other intangible assets along with their weighted-average life, at June 29, 2003 consisted of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount	Weighted- Average Life
Intangible assets continuing to be amortized:

Advertiser lists	$43,558	$24,133	$19,425	12.2
Subscriber lists	33,651	21,851	11,800	9.5
Other	702	477	225	10.0

Total	$77,911	$46,461	$31,450	11.0

Goodwill and other intangible assets not
being amortized:

Goodwill			$1,790,229
Newspaper mastheads			284,284
Intangible pension asset			26,969
Other			829

Total			2,102,311

Total goodwill and other intangible assets			$2,133,761

Estimated annual aggregate amortization expense will be approximately $6.8 million for 2003 through 2006 and $4.1 million in 2007.

During 2002, the defined benefit pension plans sponsored by the company were affected by stock market declines as well as declines in interest rates. As a result, at December 29, 2002, the accumulated benefit obligation exceeded the fair value of plan assets for many of the company’s pension plans. SFAS 87 – “Employers’ Accounting for Pension Plans,” required recognition of an additional minimum liability for those plans. In addition, the company recorded, as an intangible pension asset, an increase of $27.0 million in December 2002 in goodwill and other intangible assets no longer being amortized category in connection with the minimum liability.

During the quarter ended June 29, 2003, the company amended its agreement with the Journal Gazette Company to extend their joint operating agreement in Fort Wayne, Ind., to the year 2050. Under the amended terms, the company increased its partnership interest from 55% to 75%. The transaction resulted in a $42 million increase to the company’s goodwill.

A summary of the balances of goodwill, newspaper mastheads and other intangible assets as of December 29, 2002 and June 29, 2003 and for the six months ended June 29, 2003 were (in thousands):

	December 29, 2002	Amortization of Other Intangibles	Additions to Goodwill	June 29, 2003

Goodwill	$1,748,229	$--	$42,000	$1,790,229
Newspaper Mastheads	284,284			284,284
Other	62,659	(3,411)		59,248

Total	$2,095,172	$(3,411)	$42,000	$2,133,761

NOTE 8.  RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149 – “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” SFAS 149 is effective for contracts with derivative instruments and hedging relationships entered into or modified after June 30, 2003. SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. This statement also amends the definition of an underlying security to conform it to language used in FIN 45 – “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Currently, the company accounts for its hedges with comparable characteristics similarly and does not expect the adoption of SFAS 149 to have a material impact on the company’s results of operations or financial positions.

In May 2003, the Financial Accounting Standards Board issued SFAS 150 – “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which addresses how to classify and measure certain financial instruments with characteristics of both liabilities (or an asset in some circumstances) and equity. SFAS 150 requirements apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material impact on the company’s financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”) – “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The company has not invested in any new VIEs created after January 31, 2003. The adoption of FIN 46 is not expected to have a material impact on the company’s financial statements.

NOTE 9. COMMITMENTS AND CONTIGENCIES

The company is involved in certain claims and litigation related to its operations, including ordinary routine litigation incidental to its business. There have been no material developments in these claims and litigation subsequent to those described under “Note 14. Commitments and Contingencies” in the company’s Form 10-K for the year ended December 29, 2002.

The company has future commitments for capital expenditures relating to its properties in Kansas City, and Detroit. Kansas City has future commitments totaling approximately $122 million for building, plant and presses. Detroit has future commitments of approximately $30 million for presses and related equipment.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain statements contained in this Form 10-Q are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated.

Potential risks and uncertainties that could adversely affect the company’s ability to obtain these results include, without limitation, the following factors: (a) increased consolidation among major retailers and other events that may adversely affect business operations of major customers and depress the level of local and national advertising; (b) a further economic downturn in some or all of the company’s principal newspaper markets that may lead to decreased circulation or decreased local or national advertising; (c) a decline in general newspaper readership patterns as a result of competitive alternative media or other factors; (d) an increase in newsprint costs over the levels anticipated; (e) labor disputes or shortages that may cause revenue declines or increased labor costs; (f) disruptions in electricity and natural gas supplies and increases in energy costs; (g) acquisitions of new businesses or dispositions of existing businesses; (h) increases in interest or financing costs or availability of credit; (i) rapid technological changes and frequent new product introductions prevalent in electronic publishing, including the evolution of the Internet; and (j) acts of war, terrorism, natural disaster or other events that may adversely affect the company’s operations or the operations of key suppliers to the company.

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

Pension and postretirement benefits. The company has significant pension and postretirement benefit costs and credits that are developed from actuarial valuations. These valuation assumptions include health care cost trend rates, salary growth, long term return on plan assets, discount rates and other factors. The company’s health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. The salary growth assumptions reflect the company’s long-term actual experience and future and near-term outlook. Long-term return on plan assets is determined based on historical results of the portfolio and management’s expectation of the current economic environment. The discount rate assumption is based on current investment yields on AA-rated corporate long-term bond yields. Actual results that differ from these assumptions are accumulated and amortized over the future life of the plan participants. For an explanation of these assumptions, see “Note 11. Pension and Other Postretirement Benefit Plans” in the company’s Form 10-K for the year ended December 29, 2002. While the company believes that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect the company’s pension and other postretirement benefits costs and obligations.

Self-insurance. The company is self-insured for the majority of its group health care costs. The company relies on claims experience and the advice of consulting actuaries and administrators in determining an adequate liability for self-insurance claims.

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

CONSOLIDATED RESULTS OF OPERATIONS: SECOND QUARTER ENDED JUNE 29, 2003 COMPARED TO SECOND QUARTER ENDED JUNE 30, 2002:

The following table sets forth the consolidated results of operations for the quarters ended June 29, 2003 and June 30, 2002 (in thousands, except per share amounts):

	Quarter Ended
	June 29, 2003	June 30, 2002	% Change
Operating Revenue	$721,578	$715,104	0.9%
Operating Income	150,794	157,463	-4.2%
Net Income	77,218	76,794	0.6%

Diluted Earnings per Share	$0.95	$0.90	5.6%

NEWSPAPER DIVISION

Operating Revenue

The table below presents operating revenue and related statistics for newspaper operations for the quarter ended June 29, 2003 compared to the quarter ended June 30, 2002 (in thousands):

	Quarter Ended
	June 29, 2003	June 30, 2002	Variance	% Change
Operating revenues
Advertising
Retail	$274,910	$271,779	$3,131	1.2%
General	87,175	72,170	15,005	20.8%
Classified	199,289	212,487	(13,198)	-6.2%

Total	561,374	556,436	4,938	0.9%
Circulation	117,494	122,270	(4,776)	-3.9%
Other	23,459	22,177	1,282	5.8%

Total operating revenue	$702,327	$700,883	$1,444	0.2%

Average daily circulation
Daily	3,785	3,799	(14)	-0.4%
Sunday	5,116	5,128	(12)	-0.2%

Advertising linage
Full run
Retail	3,791.1	3,984.6	(193.5)	-4.9%
General	710.6	628.9	81.7	13.0%
Classified	4,716.4	4,680.8	35.6	0.8%

Total full run	9,218.1	9,294.3	(76.2)	-0.8%

Factored part-run	610.2	585.5	24.7	4.2%

Total preprints inserted	1,921.3	1,736.4	184.9	10.6%

Advertising revenue for the quarter ended June 29, 2003 was up $4.9 million, or 0.9%, compared to the same quarter of the prior year. The most significant increases were in Miami ($4.0 million or 5.7%), Philadelphia ($3.1 million or 3.2%) and Akron ($1.6 million or 9.0%). San Jose had the largest decrease ($3.6 million or 7.0%).

Retail advertising increased $3.1 million, or 1.2%, during the quarter ended June 29, 2003 compared to the same period last year, on a 13.3% increase in preprint advertising revenue, partially offset by a 4.9% decrease in full run linage. The largest increases were in Akron ($1.3 million or 16.7%), Kansas City ($918,000 or 3.4%) and Charlotte ($911,000 or 5.1%). San Jose had the largest decrease ($921,000 or 4.6%).

General advertising revenue for the quarter ended June 29, 2003 increased $15.0 million, or 20.8%, compared to the same quarter in 2002, on a 13.0% increase in full run linage, and a 14.1% increase in preprint advertising revenue. The largest increases were in Philadelphia ($5.1 million or 25.1%), San Jose ($2.7 million or 34.6%), Akron ($1.4 million or 33.7%), Miami ($1.4 million or 8.6%) and Fort Worth ($1.1 million or 20.8%). The telecommunications category was responsible for most of the growth, with additional increases from travel and automotive in most markets. San Jose and Contra Costa also benefited from increases in technology advertising.

Classified revenue was down $13.2 million, or 6.2%, in the second quarter of 2003 compared to the second quarter of 2002, due to classified recruitment advertising, down $15.2 million, or 23.0%, classified automotive advertising, down $1.5 million, or 2.2%. Increases in real estate advertising of $3.9 million, or 8.4%, partially offset this decline. The largest decreases were in San Jose ($5.4 million or 23.3%), Kansas City ($2.5 million or 13.4%), Charlotte ($1.8 million or 11.2%), Fort Worth ($1.6 million or 7.8%) and Philadelphia ($1.5 million or 4.5%), primarily due to decreases in employment and automotive revenue. San Jose also had decreases in real estate. Miami partially offset these shortfalls, with increases over the prior year of $2.6 million, or 11.8%, due to real estate, automotive and other.

Circulation revenue declined $4.8 million, or 3.9%, in the quarter ended June 29, 2003 compared to the same period last year, due to decreases in average daily copies of 14,318, or 0.4%, and Sunday copies of 12,087, or 0.2%. The decrease in circulation revenue was also due to (a) increased discounting of subscription rates, (b) reduced rates for Newspaper in Education (NIE) and (c) Sunday single copy price rollbacks in five markets.

Other revenue increased $1.3 million, or 5.8%, against the prior year due to commercial printing and alternate distribution categories.

Operating Costs

The table below presents operating costs for newspaper operations for the quarter ended June 29, 2003 compared to the quarter ended June 30, 2002 (in thousands):

	Quarter Ended
	June 29, 2003	June 30, 2002	Variance	% Change
Operating costs

Labor and employee benefits	$281,320	$267,238	$14,082	5.3%
Newsprint, ink and supplements	97,488	93,073	4,415	4.7%
Other operating costs	137,611	141,975	(4,364)	-3.1%
Depreciation and amortization	27,399	29,428	(2,029)	-6.9%

Total operating costs	$543,818	$531,714	$12,104	2.3%

Total operating costs were up $12.1 million, or 2.3%, in the second quarter of 2003 compared to the second quarter of 2002.

Labor and employee benefits increased $14.1 million, or 5.3%, in the second quarter of 2003 from the second quarter of 2002 due to increases in health care costs ($4.0 million or 18.4%) and a 4.0% increase in the average wage rate. These increases were partially offset by a 499.2, or 2.8%, decrease in the number of full-time equivalent employees (FTEs).

Newsprint, ink and supplements increased in the second quarter of 2003 from the second quarter of 2002 by $4.4 million, or 4.7%, due to a 2.9% increase in the price per ton of newsprint and a 1.3% increase in consumption.

Other operating costs decreased in the second quarter of 2003 from the second quarter of 2002 by $4.4 million, or 3.1%, due to circulation costs, down $1.7 million, or 2.9%, production costs, down $1.6 million, or 5.9% and general and administrative expenses, down $1.1 million, or 2.0%.

Depreciation and amortization declined $2.0 million, or 6.9%, in the second quarter of 2003 compared to the second quarter of 2002, due to lower capital spending in recent years.

ONLINE DIVISION

The table below presents the operating results and related statistics for online operations for the quarter ended June 29, 2003 compared to the quarter ended June 30, 2002 (in thousands):

	Quarter Ended
	June 29, 2003	June 30, 2002	Variance	% Change
Operating revenue	$19,251	$14,221	$5,030	35.4%

Operating costs
Labor and employee benefits	6,550	7,548	$(998)	-13.2%
Other operating costs	8,271	7,717	554	7.2%
Depreciation and amortization	1,031	1,563	(532)	-34.0%

Total operating costs	$15,852	$16,828	$(976)	-5.8%

Operating Profit (Loss)	$3,399	$(2,607)	$6,006	--

Average monthly unique visitors	7,989	6,065	1,924	31.7%

Operating revenue increased $5.0 million, or 35.4%, from the second quarter of 2002 due to increases in upsell revenue resulting from improved sales execution, introduction of new upsell products and the implementation of new upsell pricing strategies. Average monthly unique visitors, as reported by Nielsen//NetRatings, increased 31.7% from 6.1 million in the second quarter of 2002 to 8.0 million in the second quarter of 2003.

Total operating costs decreased $976,000, or 5.8%, from the prior year. The decrease in labor and employee benefits was primarily due to an FTE reduction of 31.3, or 12.6%, partially offset by rate adjustments and additional sales commissions and bonus expenses. Other operating costs for the quarter increased $554,000, or 7.2%, due to legal expenses, offset by reductions in promotion, bad debts, software maintenance, and telecommunication expenses. Depreciation and amortization expense decreased due to the write-offs of certain assets in the second half of 2002.

CORPORATE AND OTHER NON-OPERATING ITEMS

Interest expense, net of interest income and capitalized interest, decreased $1.7 million, or 9.1%, in the quarter ended June 29, 2003 from the quarter ended June 30, 2002 due to a lower average debt balance and a lower weighted-average interest rate. Weighted-average interest rates were lower due to a general decline in short-term interest rates.

Equity in losses of unconsolidated companies and joint ventures for the quarter ended June 29, 2003 decreased by $337,000, or 5.0%, from the comparable period in 2002. Contributing to the favorable variance were primarily increases in earnings from newsprint mill investments, partially offset by reduced earnings from the Seattle Times investment.

“Other, net” items for the quarter ended June 29, 2003 increased $5.1 million from the comparable period in 2002 due to losses recorded on investments in the prior year.

The effective tax rate was 37.2% for the quarters ended June 29, 2003 and June 30, 2002.

CONSOLIDATED RESULTS OF OPERATIONS: TWO QUARTERS ENDED JUNE 29, 2003 COMPARED TO TWO QUARTERS ENDED JUNE 30, 2002:

The following table sets forth the consolidated results of operations for the two quarters ended June 29, 2003 and June 30, 2002 (in thousands, except per share amounts):

	Two Quarters Ended
	June 29, 2003	June 30, 2002	% Change
Operating Revenue	$1,398,976	$1,393,316	0.4%
Operating Income	261,345	278,293	-6.1%
Net Income	127,890	104,283	22.6%

Net Income includes the following expense:
Cumulative effect of change in accounting principle	--	24,279

Total	$--	$24,279

Diluted Earnings per Share	$1.56	$1.22	27.9%

Diluted Earnings per Share includes the following expense:
Cumulative effect of change in accounting principle	--	0.28

Total	$--	$0.28

NEWSPAPER DIVISION

Operating Revenue

The table below presents operating revenue and related statistics for newspaper operations for the two quarters ended June 29, 2003 compared to the two quarters ended June 30, 2002 (in thousands):

	Two Quarters Ended
	June 29, 2003	June 30, 2002	Variance	% Change
Operating revenues
Advertising
Retail	$524,901	$515,410	$9,491	1.8%
General	162,901	147,053	15,848	10.8%
Classified	395,013	414,020	(19,007)	-4.6%

Total	1,082,815	1,076,483	6,332	0.6%
Circulation	237,507	248,695	(11,188)	-4.5%
Other	42,249	41,027	1,222	3.0%

Total operating revenue	$1,362,571	$1,366,205	(3,634)	-0.3%

Average daily circulation
Daily	3,833	3,825	8	0.2%
Sunday	5,167	5,143	24	0.5%

Advertising linage
Full run
Retail	7,318.1	7,628.1	(310.0)	-4.1%
General	1,314.2	1,230.9	83.3	6.8%
Classified	9,080.4	8,934.5	145.9	1.6%

Total full run	17,712.7	17,793.5	(80.8)	-0.5%

Factored part-run	1,166.2	1,106.5	59.7	5.4%

Total preprints inserted	3,708.5	3,316.2	392.3	11.8%

Advertising revenue for the two quarters ended June 29, 2003 increased $6.3 million, or 0.6%, compared to the same period of the prior year. Significant increases were in Miami ($7.8 million or 5.5%), Akron ($3.0 million or 8.6%), Philadelphia ($1.2 million or 0.6%) and Columbia ($1.0 million or 3.7%). Partially offsetting these increases were declines in San Jose ($4.9 million or 4.9%), Kansas City ($2.0 million or 2.0%) and Fort Worth ($1.3 million or 1.3%).

Retail advertising increased $9.5 million, or 1.8%, during the two quarters ended June 29, 2003 compared to the same period last year. Contributing to the increase was a $16.6 million, or 12.1%, increase in preprint revenue, partially offset by a 4.1% decline in full run linage.

General advertising revenue for the two quarters ended June 29, 2003 was up from the comparable period in 2002 by $15.8 million, or 10.8%, on a 6.8% increase in full run linage and a $3.2 million, or 18.7%, increase in preprint revenue. The largest increases were in San Jose ($4.3 million or 26.7%), Philadelphia ($3.6 million or 8.3%), Contra Costa ($1.7 million or 33.2%) and Kansas City ($1.4 million or 11.0%). Telecommunications advertising drove the increases in most major markets.

Classified revenue was down $19.0 million, or 4.6%, in the first two quarters of 2003 compared to the first two quarters of 2002. Recruitment drove the decline, down $25.7 million, or 19.7%. While declines existed in most major markets in 2003, the majority of the decrease occurred in San Jose ($6.4 million or 44.8%), Philadelphia ($5.5 million or 19.0%), Kansas City ($3.8 million or 26.7%), Fort Worth ($1.8 million or 18.9%) and Contra Costa ($1.5 million or 31.8%). Classified automotive revenue was also down $1.3 million, or 1.0%. Partially offsetting these declines, classified real estate advertising increased $8.3 million, or 9.1%, with the most significant increases in Charlotte ($4.1 million or 35.5%) and Philadelphia ($2.0 million or 21.6%).

Circulation revenue declined $11.2 million, or 4.5%, for the first two quarters of 2003 compared to the first two quarters of 2002, while average daily copies increased from the prior year’s first two quarters by 8,077, or 0.2%, and Sunday copies increased by 24,221, or 0.5%. The decrease in circulation revenue was due to (a) increased discounting of subscription rates, (b) reduced rates for Newspaper in Education (NIE) and (c) Sunday single copy price rollbacks in five markets.

Other revenue increased $1.2 million, or 3.0%, for the two quarters ended June 29, 2003 compared to the two quarters ended June 30, 2002 with increases in commercial printing and alternate distribution revenues, partially offset by decrease earnings from Detroit.

Operating Costs

The table below presents operating costs for newspaper operations for the two quarters ended June 29, 2003 compared to the two quarters ended June 30, 2002 (in thousands):

	Two Quarters Ended
	June 29, 2003	June 30, 2002	Variance	% Change
Operating costs

Labor and employee benefits	$561,955	$533,443	$28,512	5.3%
Newsprint, ink and supplements	191,244	188,924	2,320	1.2%
Other operating costs	278,335	283,124	(4,789)	-1.7%
Depreciation and amortization	54,944	59,009	(4,065)	-6.9%

Total operating costs	$1,086,478	$1,064,500	$21,978	2.1%

Total operating costs were up $22.0 million, or 2.1%, in the first two quarters of 2003 compared to the first two quarters of 2002.

Labor and employee benefits increased $28.5 million, or 5.3%, in the first two quarters of 2003 compared to the first two quarters of 2002, as a result of increases in health care costs of $12.8 million, or 28.8%, and a 3.3% increase in the average wage rate. These increases were partially offset by a 475.1, or 2.7%, reduction in the number of FTEs.

Newsprint, ink and supplements increased in the first two quarters of 2003 from the same period in 2002 by $2.3 million, or 1.2%, due to a 1.7% increase in consumption, partially offset by a 1.2% decrease in the price per ton of newsprint.

Other operating costs decreased in the first two quarters of 2003 from the same period in the prior year by $4.8 million, or 1.7%, primarily due to declines in circulation promotion expense ($2.0 million or 24.0%) and production costs ($2.3 million or 4.4%).

Depreciation and amortization were down $4.1 million, or 6.9%, in the first two quarters of 2003 compared to the first two quarters of 2002, due to decreased of capital spending in the first six months of 2003.

ONLINE DIVISION

The table below presents the operating results and related statistics for online operations for the two quarters ended June 29, 2003 compared to the two quarters ended June 30, 2002 (in thousands):

	Two Quarters Ended
	June 29, 2003	June 30, 2002	Variance	% Change

Operating revenue	$36,405	$27,111	$9,294	34.3%

Operating costs
Labor and employee benefits	12,715	14,490	(1,775)	-12.2%
Other operating costs	16,146	16,798	(652)	-3.9%
Depreciation and amortization	2,103	2,332	(229)	-9.8%

Total operating costs	$30,964	$33,620	$(2,656)	-7.9%

Operating Profit (Loss)	$5,441	$(6,509)	$11,950	--

Average monthly unique visitors	7,785	6,447	1,338	20.8%

Operating revenue for the first two quarters of 2003 increased $9.3 million, or 34.3%, from the same period in 2002 primarily due to increases in upsell revenue resulting from improved sales execution, introduction of new upsell products and the implementation of new upsell pricing strategies. Average monthly unique visitors, as reported by Nielsen//NetRatings, increased 20.8% from 6.4 million in the first six months of 2002 to 7.8 million in the first six months of 2003.

Total operating costs for the first two quarters decreased $2.7 million, or 7.9%, from the prior year. The decrease in labor and employee benefits was primarily due to an FTE reduction of 41.3, or 16.3%, and severance expense of $850,000 in the prior year, partially offset by a 26.9% increase in health care expense. Other operating costs for the first two quarters decreased $652,000, or 3.9%, due to reductions in promotion, bad debt expense, online content and wire services, and telecommunication expenses. Depreciation and amortization expense in the first two quarters of 2003 decreased due to the write-offs of certain assets in the second half of last year.

CORPORATE AND OTHER NON-OPERATING ITEMS

Interest expense, net of interest income and capitalized interest, decreased $3.4 million, or 9.1%, from the two quarters ended June 30, 2002 due to a lower average debt balance and a lower weighted-average interest rate.

Equity in losses of unconsolidated companies and joint ventures for the two quarters ended June 29, 2003 decreased by $5.4 million, or 24.3%, from the comparable period in 2002. Contributing to the year-over-year decreases were gains from Career Holdings Inc. and Classified Ventures. Partially offsetting these losses were increases in losses from the Seattle Times. Career Holdings Inc.‘s prior year losses included a $7.5 million charge for management changes and workforce reduction.

“Other, net” items for the two quarters ended June 29, 2003 increased $7.6 million from the comparable period in 2002 due to losses recorded on investments in the prior year.

The effective tax rate was 37.2% for the two quarters ended June 29, 2003 and June 30, 2002.

LIQUIDITY & CAPITAL RESOURCES

Cash flow from operations is the company’s primary source of liquidity. Management is focused on growing cash flow and on managing cash effectively. In addition, the company uses financial leverage to minimize the overall cost of capital and maintain adequate operating and financial flexibility.

The company invests excess cash in short-term investments to meet projected cash needs from operations, capital expenditures and other business purposes. The company supplements internally generated cash with a combination of short-term and long-term borrowings. Commercial paper outstanding at June 29, 2003 was $403.4 million, with an average effective interest rate of 1.1%. As of June 29, 2003, the company’s $895 million revolving credit agreement, which backs up the commercial paper outstanding, had remaining availability of $434.8 million.

During the second quarter of 2001 and the first quarter of 2002, the company entered into certain interest rate swap agreements. The principal objective of such agreements is to maintain a roughly equal balance between fixed and floating interest rates in the company’s debt structure. The swap agreements expire at various dates in 2005, 2007, 2009 and 2011 and convert an aggregate principal amount of $500 million of fixed rate, long-term debt into variable rate borrowings. The variable interest rates are based on 3- or 6-month LIBOR plus a rate spread. As of June 29, 2003 the weighted average variable interest rates under these agreements were 3.6% versus the fixed rates of 8.1%. The market value of the swap agreements as of June 29, 2003 and December 30, 2002 totaled $66.3 million and $58.8 million, respectively. The fair value of the swaps is shown within long-term debt on the balance sheet.

Cash provided by operating activities was $233.1 million for the two quarters ended June 29, 2003, compared to $290.4 million for the two quarters ended June 30, 2002. The decrease in cash provided by operating activities was primarily due to reductions in accounts payable and accounts receivables, the cumulative effect of change in accounting principle in the first quarter of 2002 (a non-cash charge to earnings), lower distributions in excess of earnings of investees and reductions in accruals for federal and state income taxes. This was partially offset by an increase in other assets.

Cash required for investing activities in the two quarters ended June 29, 2003 was $79.9 million compared to $32.7 million in the two quarters ended June 30, 2002. The increase in cash required for investing activities was due to an increase in partnership interest in the Fort Wayne Newspapers.

Cash required for financing activities for the two quarters ended June 29, 2003 was $165.0 million compared to $260.6 million for the two quarters ended June 30, 2002. The decrease in cash required for financing activities was due to lower level of reductions of commercial paper in the current year. During the two quarters ended June 29, 2003 the company repurchased a total of 2.2 million common shares at a total cost of $141.3 million. At June 29, 2003, the company has remaining authorization to repurchase 5.2 million shares of its common stock. The company received $35.4 million from the issuance of shares to employees under the company’s stock option and stock purchase plans.

Subsequent to the quarter ended June 29, 2003, the company increased its quarterly dividend to common shareholders to $0.32 per share. The increase will result in additional dividend payments of approximately $4 million per quarter.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company’s Annual Report on Form 10-K for the year ended December 29, 2002, describes the company’s disclosure about market risk. As of August 6, 2003, there have been no material changes in the company’s market risk since December 29, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures were effective as of the end of the period covered by this report. The company’s management, including the chief executive officer and chief financial officer, also conducted an evaluation of the company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. Based on that evaluation, the chief executive officer and chief financial officer concluded that there has been no such change during the quarter covered by this report.

PART II — OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	The company's Annual Meeting of Shareholders was held on April 22, 2003.

(b)	No answer required.

(c)	Shareholders voted upon the following proposals:

A proposal to elect 4 directors; three for a three-year term ending in 2006 and one for a two-year term ending 2005, as follows:

		Common Stock Voted
		For	Withheld

Ronald D. Mc Cray	(2006)	72,537,415	1,102,089
Patricia Mitchell	(2006)	72,539,281	1,100,223
M. Kenneth Oshman	(2006)	71,083,398	2,556,106
Vasant Prabhu	(2005)	72,160,312	1,479,192

Continuing Directors:

Kathleen Foley Feldstein
Thomas P. Gerrity
P. Anthony Ridder
Randall L. Tobias
Gonzalo F. Valdes-Fauli
John E. Warnock

A proposal to ratify the appointment of Ernst & Young LLP as independent auditors of the company for the year 2003, as follows:

Common Stock Voted
For	Against	Abstain	Broker Non-Votes

69,270,726	3,889,954	478,823	none

A proposal to approve an amendment to the company's Compensation Plan for Non-employee Directors to increase the number of shares available for grant by 200,000, as follows:

Common Stock Voted
For	Against	Abstain	Broker Non-Votes

40,545,812	32,605,713	487,979	none

A shareholder proposal requesting that the Board of Directors adopt a policy that the cost of stock options be recognized as an expense:

Common Stock Voted
For	Against	Abstain	Broker Non-Votes

33,382,725	34,062,582	1,741,038	4,453,159

(d)	Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed a Form 8-K on April 9, 2003, under Item 9, reporting estimates of the Company’s earnings outlook for the quarter ended March 30, 2003. The Company also filed a Form 8-K on April 15, 2003, under Item 9, reporting the Company’s earnings for the quarter ended March 30, 2003, and the Company’s newspaper advertising revenue for the quarter ended March 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNIGHT-RIDDER, INC. (Registrant)

Date: August 6, 2003	/s/ GARY R. EFFREN
Gary R. Effren
Senior Vice President/Finance and Chief Financial Officer (Chief Accounting Officer and Duly Authorized Officer of Registrant)

Exhibit Index

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002