Form 10-Q
period 2003-09-28
KNIGHT RIDDER INC
filed 2003-11-07
CIK 205520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 28, 2003

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

As of November 3, 2003, 79,896,455 shares of Common Stock, $.02 1/12 par value, were outstanding.

Knight Ridder
Table of Contents for Form 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KNIGHT RIDDER
CONSOLIDATED BALANCE SHEET
(In thousands, except share data)

	September 28, 2003 (unaudited)	December 29, 2002
ASSETS
Current Assets
Cash	$30,363	$39,330
Accounts receivable, net of allowances of $19,601 in 2003 and $21,085 in 2002	365,924	377,779
Inventories	43,987	43,931
Prepaid expenses	14,394	21,716
Other current assets	21,209	56,397

Total Current Assets	475,877	539,153

Investments and Other Assets
Equity in unconsolidated companies and joint ventures	300,552	301,680
Other	253,058	262,611

Total Investments and Other Assets	553,610	564,291

Property, Plant and Equipment
Land and improvements	92,573	99,665
Buildings and leasehold improvements	497,460	498,581
Equipment	1,318,578	1,312,611
Construction and equipment installations in progress	68,347	45,344

	1,976,958	1,956,201
Less accumulated depreciation and amortization	(1,048,610)	(990,159)

Property, Plant and Equipment, net	928,348	966,042

Goodwill and Other Identified Intangible Assets
Goodwill	1,790,229	1,748,229
Newspaper mastheads	284,284	284,284
Other, less accumulated amortization of $48,166 in 2003 and $43,050 in 2002	57,543	62,659

Total Goodwill and Other Identified Intangible Assets, net	2,132,056	2,095,172

Total	$4,089,891	$4,164,658

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$93,177	$116,382
Accrued expenses and other liabilities	131,226	113,718
Accrued compensation and amounts withheld from employees	86,828	118,823
Federal and state income taxes	35,203	--
Deferred revenue	78,319	77,946
Short-term borrowings and current portion of long-term debt	39,849	39,849

Total Current Liabilities	464,602	466,718

Noncurrent Liabilities
Long-term debt	1,458,515	1,521,008
Deferred Federal and state income taxes	296,636	295,641
Post-retirement benefits other than pensions	119,024	120,767
Employment benefits and other noncurrent liabilities	302,393	295,754

Total Noncurrent Liabilities	2,176,568	2,233,170

Minority Interests in Consolidated Subsidiaries	1,368	3,291

Commitments and Contingencies

Shareholders' Equity
Common stock, $.02 1/12 par value; shares authorized - 250,000,000;
shares issued - 79,644,154 shares in 2003 and 81,817,410 shares in 2002	1,659	1,705
Additional capital	1,046,273	1,027,719
Retained earnings	504,531	549,509
Accumulated other comprehensive income	(103,667)	(103,667)
Treasury stock, at cost, 25,824 shares in 2003 and 223,833 shares in 2002	(1,443)	(13,787)

Total Shareholders' Equity	1,447,353	1,461,479

Total	$4,089,891	$4,164,658

See "Notes to Consolidated Financial Statements."

KNIGHT RIDDER
CONSOLIDATED STATEMENT OF INCOME
(Unaudited - in thousands, except per share data)

	Quarter Ended		Three Quarters Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

OPERATING REVENUE
Advertising
Retail	$253,505	$257,302	$777,741	$772,129
General	75,832	67,616	238,733	214,669
Classified	196,576	207,552	592,254	622,155

Total	525,913	532,470	1,608,728	1,608,953
Circulation	115,758	119,079	353,265	367,774
Other	43,673	37,441	122,327	105,579

Total Operating Revenue	685,344	688,990	2,084,320	2,082,306

OPERATING COSTS
Labor and employee benefits	290,021	276,542	875,170	835,257
Newsprint, ink and supplements	92,022	85,443	277,920	269,090
Other operating costs	147,973	153,960	454,727	462,379
Depreciation and amortization	26,333	30,219	86,163	94,460

Total Operating Costs	556,349	546,164	1,693,980	1,661,186

OPERATING INCOME	128,995	142,826	390,340	421,120

OTHER EXPENSE
Interest expense, net	16,018	18,173	50,637	56,239
Equity in losses of unconsolidated
companies and joint ventures	3,077	31,054	19,867	53,226
Minority interests in earnings of consolidated
subsidiaries	2,008	2,884	7,475	7,797
Other, net	468	658	1,315	9,082

Total Other Expense	21,571	52,769	79,294	126,344

Income before income taxes and cumulative effect
of change in accounting principle of unconsolidated
company	107,424	90,057	311,046	294,776
Income taxes	38,275	33,521	114,007	109,677

Net Income before cumulative effect of change in
accounting principle of unconsolidated company	69,149	56,536	197,039	185,099

Cumulative effect of change in accounting principle
of unconsolidated company	--	--	--	(24,279)

Net Income	$69,149	$56,536	$197,039	$160,820

NET INCOME PER SHARE - BEFORE
CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE OF
UNCONSOLIDATED COMPANY

Basic	$0.86	$0.68	$2.44	$2.22

Diluted	$0.85	$0.67	$2.41	$2.17

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE OF
UNCONSOLIDATED COMPANY - PER SHARE

Basic	$--	$--	$--	$(0.29)

Diluted	$--	$--	$--	$(0.28)

NET INCOME PER SHARE

Basic	$0.86	$0.68	$2.44	$1.93

Diluted	$0.85	$0.67	$2.41	$1.89

DIVIDENDS DECLARED PER COMMON SHARE	$0.32	$0.25	$0.86	$0.75

AVERAGE SHARES OUTSTANDING
Basic	80,203	82,796	80,636	83,407

Diluted	81,327	84,090	81,629	85,181

See "Notes to Consolidated Financial Statements."

KNIGHT RIDDER
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited - in thousands)

	Three Quarters Ended
	September 28, 2003	September 29, 2002

CASH PROVIDED BY OPERATING ACTIVITIES
Net income	$197,039	$160,820
Noncash items deducted from (included in) income:
Depreciation	80,324	87,511
Amortization of other identified intangible assets	5,116	5,117
Amortization of other assets	723	1,832
Cumulative effect of change in accounting principle	--	24,279
(Gains) losses on sales of investments	(910)	7,435
Provision for deferred taxes	995	30,685
Provision for bad debts	12,991	14,599
Minority interests in earnings of consolidated subsidiaries	7,475	7,797
Other items, net	(7,622)	(9,810)
Cash items not included in income:
Distributions in excess of losses from investees	19,871	64,559
Contributions lower than (in excess of) pension and other post-retirement benefit expenses	2,337	(43,782)
Change in certain assets and liabilities:
Accounts receivable	(1,136)	20,627
Inventories	(56)	(2,016)
Other assets	48,658	(19,703)
Accounts payable	(23,205)	13,571
Federal and state income taxes	41,351	(15,414)
Other liabilities	11,655	59,119

Net Cash Provided by Operating Activities	395,606	407,226

CASH REQUIRED FOR INVESTING ACTIVITIES
Proceeds from sales of investments	12,571	2,079
Additions to property, plant and equipment	(48,494)	(40,885)
Other investments, net	(64,065)	(13,866)

Net Cash Required for Investing Activities	(99,988)	(52,672)

CASH REQUIRED FOR FINANCING ACTIVITIES
Net decrease in commercial paper, net of unamortized discount	(57,095)	(131,353)
Payment of cash dividends	(69,385)	(62,650)
Issuance of common stock to employees	44,879	70,258
Purchase of treasury stock	(209,084)	(204,588)
Other items, net	(13,900)	(20,623)

Net Cash Required for Financing Activities	(304,585)	(348,956)

Net Increase (Decrease) in Cash	(8,967)	5,598

Cash at beginning of the period	39,330	37,287

Cash at the end of the period	$30,363	$42,885

SUPPLEMENTAL CASH FLOW INFORMATION:

Noncash investing activities:
Write-down of investments	$1,553	$27,365

Noncash financing activities:
Issuance of treasury stock associated with long-term incentive plan
Treasury Stock	$12,106	$--

Issuance of common stock in exchange for treasury stock
Additional Capital	$3,230	$--
Treasury Stock	(3,230)	--

Income Tax Payments	$36,867	$94,954

See "Notes to Consolidated Financial Statements."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Knight-Ridder, Inc. (Knight Ridder or the company) have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and three quarters ended September 28, 2003 are not necessarily indicative of the results that may be expected for the year ending December 28, 2003. For further information, refer to the consolidated financial statements and footnotes thereto, as well as the critical accounting policies in Management’s Discussion and Analysis, included in the company’s annual report on Form 10-K for the year ended December 29, 2002.

Amounts in 2002 and 2003 have been reclassified to conform to the current presentation of outside printing costs within newsprint, ink and supplements instead of other operating costs.

NOTE 2.  COMPREHENSIVE INCOME

For all periods presented, there are no reconciling items for comprehensive income. Net income as presented on the Consolidated Statement of Income is the same as total comprehensive income.

NOTE 3 - DEBT

Debt consisted of the following (in thousands)

	Effective Interest	Balance at
	Rate as of September 28, 2003	September 28, 2003	December 29, 2002

Commercial paper, net of discount (a)	1.1%	$357,956	$415,051
Debentures, net of discount (b)	5.5%	199,084	198,960
Debentures, net of discount (c)	7.7%	95,271	95,124
Debentures, net of discount (d)	7.0%	296,899	296,808
Notes payable, net of discount (e)	2.3%	99,066	98,895
Notes payable, net of discount (f)	5.6%	297,780	297,562
Senior notes, net of discount (g)	2.0%	99,779	99,705
Fair market value of interest swaps		52,529	58,752

Total Debt (h)	4.5%	1,498,364	1,560,857
Less amounts classified as current		39,849	39,849

Total long-term debt	4.5%	$1,458,515	$1,521,008

(a)	Commercial paper is supported by an $895 million revolving credit facility, which matures in 2006.
(b)	Represents $200 million of 9.875% debentures due in 2009.
(c)	Represents $100 million of 7.15% debentures due in 2027.
(d)	Represents $300 million of 6.875% debentures due in 2029.
(e)	Represents $100 million of 6.625% notes due in 2007.
(f)	Represents $300 million of 7.125% notes due in 2011.
(g)	Represents $100 million of 6.3% senior notes due in 2005.
(h)	Interest payments for the three quarters ended September 28, 2003 and September 29, 2002 were $47.6 million and $55.6 million, respectively.

The company guarantees 13.5% of the debt of Ponderay Newsprint Company’s credit facility that matures in April 2006. The guarantee arose in April 2000 when Ponderay restated its credit agreement with a bank consortium that replaced a facility used to finance construction of its newsprint mill. The guarantee could be triggered by Ponderay’s failure to meet any of its bank covenants, at which time the company could be liable for its proportionate share of its guarantee. The company accounts for these guarantees as off-balance sheet instruments. For the quarter ended September 28, 2003, and year ended December 29, 2002, these amounts totaled $14.3 million and $16.2 million, respectively.

The company is a one-third partner of SP Newsprint Company (SP). In November 2002, SP amended and restated its credit agreement with certain of its lenders. The agreement stipulates that should SP’s consolidated liquidity fall below $5 million, it would be in default of its covenant. The company, along with the other partners, would then be required to make an equity contribution to cure the default. The company’s contribution is limited to approximately $6.7 million. The obligation ends when SP first meets certain conditions including, but not limited to, predetermined leverage and fixed-charge coverage ratios and certain liquidity requirements. The company also had a demand obligation to SP for $6.7 million as of December 29, 2002. The obligation arose in August 1985 in connection with an advance to Knight Ridder (and the other partners) by SP. In 2003, SP requested repayment of this $6.7 million demand obligation. Additionally, SP made a capital call for additional equity in the amount of $2.0 million per partner. The total payments to SP amounted to $8.7 million and have been reflected as an increase in the investment on the company’s Consolidated Balance Sheet. No interest expense is associated with the obligation.

NOTE 4.  EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are based on the sum of the weighted average number of common shares outstanding and common stock equivalents arising out of employee stock options and non-employee stock options. Net income is the same for basic and diluted earnings per share calculations and is attributable to common shareholders.

Shares used to calculate earnings per share are as follows (in thousands):

	Quarter Ended		Three Quarters Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

Basic weighted average shares outstanding	80,203	82,796	80,636	83,407
Effect of dilutive stock options	1,124	1,294	993	1,774

Diluted weighted average shares outstanding	81,327	84,090	81,629	85,181

	Quarter Ended		Three Quarters Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

Weighted average shares subject to stock options
included in the determination of common stock
equivalents for the calculation of diluted earnings
per share	9,512	6,821	9,756	8,263

Weighted average shares subject to stock options
which are not included in the calculation of
diluted earnings per share because their impact
is antidilutive	--	1,984	94	723

NOTE 5.  EMPLOYEE AND NON-EMPLOYEE STOCK OPTIONS

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. In addition, the 15% discount in market value under the Employee Stock Purchase Plan is treated as compensation expense for pro forma purposes. The company’s GAAP and pro forma information follows (in thousands, except for earnings per share data):

	Quarter Ended		Three Quarters Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Net Income, as reported	$69,149	$56,536	$197,039	$160,820
Less: Stock-based employee compensation expense
determined under fair value based method
for all awards, net of related tax effects	(3,421)	(3,691)	(10,815)	(11,640)

Pro forma net income	$65,728	$52,845	$186,224	$149,180

Basic earnings per share, as reported	$0.86	$0.68	$2.44	$1.93
Pro forma basic earnings per share	0.82	0.64	2.31	1.79

Diluted earnings per share, as reported	$0.85	$0.67	$2.41	$1.89
Pro forma diluted earnings per share	0.81	0.63	2.28	1.75

NOTE 6.  BUSINESS SEGMENTS

Financial data for each of the company’s business segments are as follows (in thousands):

	Quarter Ended		Three Quarters Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

Operating revenue
Newspapers	$663,806	$674,751	$2,026,378	$2,040,957
Online	21,538	14,239	57,942	41,349

	$685,344	$688,990	$2,084,320	$2,082,306

Operating income (loss)
Newspapers	$131,707	$152,714	$407,800	$454,419
Online	5,358	(2,820)	10,798	(9,329)
Corporate	(8,070)	(7,068)	(28,258)	(23,970)

	$128,995	$142,826	$390,340	$421,120

Depreciation and amortization
Newspapers	$24,301	$27,582	$79,245	$86,591
Online	856	1,318	2,959	3,650
Corporate	1,176	1,319	3,959	4,219

	$26,333	$30,219	$86,163	$94,460

Capital Expenditures
Newspapers	$21,776	$14,948	$46,117	$35,974
Online	183	1,072	590	2,347
Corporate	268	1,808	1,787	2,564

	$22,227	$17,828	$48,494	$40,885

	As of
	September 28, 2003	December 29, 2002
Total Assets
Newspapers	$3,654,873	$3,673,374
Online	118,808	118,743
Corporate	316,210	372,541

	$4,089,891	$4,164,658

NOTE 7.  GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS No. 142 – “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the company has applied the new accounting rules beginning December 31, 2001.

The company completed the initial evaluation of its goodwill and other intangible assets during the second quarter of 2002 and no impairment was indicated. In January 2003, the company performed its annual evaluation of goodwill and other intangibles and again no impairment was indicated. All goodwill and indefinite-lived intangible assets are reported by the newspaper segment.

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

The company will reassess the carrying value of its goodwill and intangible assets each year, unless indicators of impairment become apparent earlier.

Goodwill and other intangible assets along with their weighted-average life, at September 28, 2003 consisted of the following (dollars in thousands):

	Gross Amount	Accumulated Amortization	Net Amount	Weighted- Average Life
Intangible assets continuing to be amortized:
Advertiser lists	$43,558	$25,062	$18,496	12.2
Subscriber lists	33,651	22,605	11,046	9.5
Other	702	499	203	10.0

Total	$77,911	$48,166	$29,745	11.0

Goodwill and other intangible assets not
being amortized:

Goodwill			$1,790,229
Newspaper mastheads			284,284
Intangible pension asset			26,969
Other			829

Total			2,102,311

Total goodwill and other intangible assets			$2,132,056

Estimated annual aggregate amortization expense will be approximately $6.8 million for 2003 through 2006 and $4.1 million in 2007.

During 2002, the defined benefit pension plans sponsored by the company were affected by stock market declines as well as declines in interest rates. As a result, at December 29, 2002, the accumulated benefit obligation exceeded the fair value of plan assets for many of the company’s pension plans. SFAS 87 – “Employers’ Accounting for Pension Plans,” required recognition of an additional minimum liability for those plans. In connection with the minimum liability, the company also recorded in December 2002, a $27.0 million intangible pension asset, which is in Goodwill and other intangible assets no longer being amortized as shown in the preceding table.

During the quarter ended June 29, 2003, the company amended its agreement with the Journal Gazette Company to extend their joint operating agreement in Fort Wayne, Ind., to the year 2050. Under the amended terms, the company increased its partnership interest from 55% to 75%. The transaction resulted in a $42 million increase to the company’s goodwill.

The balances of goodwill, newspaper mastheads and other intangible assets as of December 29, 2002 and September 28, 2003 and for the nine months ended September 28, 2003 were as follows (in thousands):

	December 29, 2002	Amortization of Other Intangibles	Additions to Goodwill	September 28, 2003

Goodwill	$1,748,229	$--	$42,000	$1,790,229
Newspaper Mastheads	284,284	--	--	284,284
Other Intangible Assets	62,659	(5,116)	--	57,543

Total	$2,095,172	$(5,116)	$42,000	$2,132,056

NOTE 8.  RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149 – “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” SFAS 149 is effective for contracts with derivative instruments and hedging relationships entered into or modified after June 30, 2003. SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. This statement also amends the definition of an underlying security to conform it to language used in the FASB’s Financial Interpretation (FIN) 45 – “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The company accounts for its hedges with comparable characteristics similarly, accordingly, the adoption of SFAS 149 did not have a material impact on the company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150 – “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which addresses how to classify and measure certain financial instruments with characteristics of both liabilities (or an asset in some circumstances) and equity. SFAS 150 requirements apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the company’s results of operations or financial position.

In January 2003, the FASB issued FIN 46 – “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities (VIEs) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The company adopted the provisions of FIN 46 on its pre-February 1, 2003 VIEs and has not invested in any new VIEs after January 31, 2003. The adoption of FIN 46 did not have a material impact on the company’s results of operations or financial position.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

The company is involved in certain claims and litigation related to its operations, including ordinary routine litigation incidental to its business. There have been no material developments in these claims and litigation subsequent to those described under “Note 14. Commitments and Contingencies” in the company’s Form 10-K for the year ended December 29, 2002.

The company has future commitments for capital expenditures relating to its properties in Kansas City and Detroit. Kansas City has future commitments totaling approximately $143 million for building, plant and presses. Detroit has future commitments of approximately $30 million for presses and related equipment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with “Item 1. Financial Statements” contained elsewhere in this Form 10-Q, as well as Form 10-K for the year ended December 29, 2002.

FORWARD LOOKING STATEMENTS

Certain statements contained in this Form 10-Q are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated.

Potential risks and uncertainties that could adversely affect the company’s ability to obtain these results include, without limitation, the following factors: (a) increased consolidation among major retailers and other events that may adversely affect business operations of major customers and depress the level of local and national advertising; (b) a further economic downturn in some or all of the company’s principal newspaper markets that may lead to decreased circulation or decreased local or national advertising; (c) a decline in general newspaper readership patterns as a result of competitive alternative media or other factors; (d) an increase in newsprint costs over the levels anticipated; (e) labor disputes or shortages that may cause revenue declines or increased labor costs; (f) disruptions in electricity and natural gas supplies and increases in energy costs; (g) increases in health and welfare costs, pension and post-employment costs and post-retirement costs; (h) increase in business insurance costs; (i) the decline in the value of other companies that the company invests in that must be recorded as a charge to earnings; (j) acquisitions of new businesses or dispositions of existing businesses; (k) increases in interest or financing costs or availability of credit; (l) rapid technological changes and frequent new product introductions prevalent in electronic publishing, including the evolution of the Internet; and (m) acts of war, terrorism, natural disaster or other events that may adversely affect the company’s operations or the operations of key suppliers to the company.

Critical Accounting Policies and Estimates

General. Management’s discussion and analysis of its financial condition and results of operations are based upon the company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, cash flows and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to incentives, bad debts, inventories, investments, intangible assets, income taxes, financing arrangements, restructuring, long-term service contracts, pensions and other post-retirement benefits, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue recognition. Revenue recognition varies by source. Advertising revenue is recognized when advertisements are published. Circulation revenue is recognized when the newspaper is delivered to the customer. Other revenue is recognized when the related product or service has been delivered. Revenue is recorded net of estimated incentive offerings, including special pricing agreements, promotions and other volume-based incentives. Revisions to these estimates are recognized and revenue adjusted in the period in which the facts that give rise to the revision become known.

Bad debts. The company maintains a reserve account for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The company uses a combination of the percentage-of-sales and the aging-of-accounts-receivable methods to establish allowances for losses on accounts receivable. Payment in advance for some advertising and circulation revenue and credit background checks, have assisted the company in maintaining historical bad debt losses to less than 1% of total operating revenue.

Equity and cost method investment valuation and accounting. The company holds minority interests in companies having operations or technology in areas within its strategic focus and records these investments at cost. The company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments. In these cases, an impairment charge may be required in the future.

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

Pension and post-retirement benefits. The company has significant pension and post-retirement benefit costs and credits that are developed from actuarial valuations. These valuation assumptions include health care cost trend rates, salary growth, long term return on plan assets, discount rates and other factors. The company’s health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. The salary growth assumptions reflect the company’s long-term actual experience and future and near-term outlook. Long-term return on plan assets is determined based on historical results of the portfolio and management’s expectation of the current economic environment. The discount rate assumption is based on current investment yields on AA-rated corporate long-term bond yields. Actual results that differ from these assumptions are accumulated and amortized over the future life of the plan participants. For an explanation of these assumptions, see “Note 11. Pension and Other Post-retirement Benefit Plans” in the company’s Form 10-K for the year ended December 29, 2002. While the company believes that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect the company’s pension and other post-retirement benefits costs and obligations.

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

Legal. The company is involved in certain claims and litigation related to its operations, including ordinary routine litigation incidental to its business. See “Commitments and Contingencies” Note 9, in this Form 10-Q and Note 14 in the company’s Form 10-K for the year ended December 29, 2002 for further information. Management reviews and determines which liabilities, if any, arising from these claims and litigation could have a material adverse effect on the company’s consolidated financial position, liquidity, results of operations or properties. Management assesses the likelihood of any adverse judgments or outcomes as well as potential ranges of probable losses. Determination of the amount of reserves required for these contingencies is made after analysis and discussion with legal counsel.

CONSOLIDATED RESULTS OF OPERATIONS: THIRD QUARTER ENDED SEPTEMBER 28, 2003 COMPARED TO THIRD QUARTER ENDED SEPTEMBER 29, 2002:

The following table sets forth the consolidated results of operations for the quarters ended September 28, 2003 and September 29, 2002 (in thousands, except per share amounts):

	Quarter Ended
	September 28, 2003	September 29, 2002	% Change
Operating Revenue	$685,344	$688,990	-0.5%
Operating Income	128,995	142,826	-9.7%
Net Income	69,149	56,536	22.3%

Diluted Earnings per Share	$0.85	$0.67	26.9%

Diluted shares outstanding	81,327	84,030	-3.2%

Earnings per share were $.85 per diluted share, up $.18 per share, or 26.9%, from the prior year. The 2002 results include an $18 million pre-tax expense ($.14 per diluted share) associated with the conversion of CareerBuilder from a C corporation into a limited liability company (LLC). The increase in diluted earnings per share was primarily due to a 3.3% decrease in the weighted-average number of shares outstanding and the absence of the CareerBuilder charge in the current year. A $3.6 million decrease in operating revenue and a $10.2 million increase in operating costs was nearly offset by a $2.1 million decrease in net interest expense and a $10.0 million decrease in losses from equity investments. A lower effective tax rate for the quarter versus the prior year also positively affected earnings per share.

NEWSPAPER DIVISION

Operating Revenue

The table below presents operating revenue and related statistics for newspaper operations for the quarter ended September 28, 2003 compared to the quarter ended September 29, 2002 (in thousands):

	Quarter Ended
	September 28, 2003	September 29, 2002	Variance	% Change
Operating revenues
Advertising
Retail	$253,505	$257,302	$(3,797)	-1.5%
General	75,832	67,616	8,216	12.2%
Classified	196,576	207,552	(10,976)	-5.3%

Total	525,913	532,470	(6,557)	-1.2%
Circulation	115,758	119,079	(3,321)	-2.8%
Other	22,135	23,202	(1,067)	-4.6%

Total operating revenue	$663,806	$674,751	$(10,945)	-1.6%

Average daily circulation
Daily	3,687	3,723	(36)	-1.0%
Sunday	5,099	5,119	(20)	-0.4%

Advertising linage
Full run
Retail	3,388.9	3,708.2	(319.3)	-8.6%
General	631.0	577.9	53.1	9.2%
Classified	4,845.1	4,787.3	57.8	1.2%

Total full run	8,865.0	9,073.4	(208.4)	-2.3%

Factored part run	579.7	552.2	27.5	5.0%

Total preprints inserted	1,849.2	1,714.4	134.8	7.9%

Advertising revenue for the quarter ended September 28, 2003 was down $6.6 million, or 1.2%, compared to the same quarter of the prior year. The most significant decreases were in Kansas City ($2.2 million or 4.2%), Miami ($2.0 million or 2.9%) and San Jose ($2.0 million or 4.1%). The largest increases were in Columbia ($709,000 or 5.1%) and San Luis Obispo ($540,000 or 11.6%).

Retail advertising decreased $3.8 million, or 1.5%, during the quarter ended September 28, 2003 compared to the same period last year, on an 8.6% decrease in full run linage, partially offset by a 7.6% increase in preprint advertising revenue. The largest decreases were in Philadelphia ($1.1 million or 2.8%), Miami ($930,000 or 3.0%) and San Jose ($872,000 or 4.6%).

General advertising revenue for the quarter ended September 28, 2003 increased $8.2 million, or 12.2%, compared to the same quarter in 2002, on a 9.2% increase in full run linage, and a 41.5% increase in preprint advertising revenue. The largest increases were in Philadelphia ($4.2 million or 24.6%), San Jose ($1.7 million or 20.7%), Contra Costa ($1.0 million or 42.5%) and Fort Worth ($857,000 or 19.9%). Telecommunications drove the increase in most major markets, with additional increases from automotive and travel. San Jose and Contra Costa also exhibited increases in the technology and pharmaceutical categories during the quarter ended September 28, 2003 as compared with the prior year.

Classified revenue was down $11.0 million, or 5.3%, in the third quarter of 2003 compared to the third quarter of 2002, due to classified recruitment advertising, down $11.5 million, or 18.4%. Increases in real estate advertising of $2.4 million, or 5.2%, partially offset this decline. The largest decreases in classified revenue were in Philadelphia ($3.2 million or 9.7%), San Jose ($2.8 million or 13.2%), Kansas City ($1.9 million or 10.3%), Charlotte ($1.1 million or 7.4%) and Fort Worth ($915,000 or 4.8%) primarily due to shortfalls in employment and automotive. San Jose also had decreases in real estate ($874,000 or 11.5%).

Circulation revenue declined $3.3 million, or 2.8%, in the quarter ended September 28, 2003 compared to the same period last year, due to decreases in average daily copies of 36,000, or 1.0%, and Sunday copies of 20,000, or 0.4%. The decrease in circulation revenue was also due to increased discounting.

Other revenue decreased $1.1 million, or 4.6%, against the prior year due to a decrease in earnings from Detroit, down $3.0 million, or 44.0%. This was partially offset by an increase in commercial printing revenue, up $868,000, or 8.5%, and alternate distribution revenue, up $710,000, or 92.8%.

Operating Costs

The table below presents operating costs for newspaper operations for the quarter ended September 28, 2003 compared to the quarter ended September 29, 2002 (in thousands):

	Quarter Ended
	September 28, 2003	September 29, 2002	Variance	% Change
Operating costs

Labor and employee benefits	$280,074	$266,453	$13,621	5.1%
Newsprint, ink and supplements	94,589	87,912	6,677	7.6%
Other operating costs	133,136	140,091	(6,955)	-5.0%
Depreciation and amortization	24,301	27,581	(3,280)	-11.9%

Total operating costs	$532,100	$522,037	$10,063	1.9%

Total operating costs were up $10.1 million, or 1.9%, in the third quarter of 2003 compared to the third quarter of 2002.

Labor and employee benefits increased $13.6 million, or 5.1%, in the third quarter of 2003 from the third quarter of 2002 due to increases in health care costs ($6.5 million or 28.6%), pension expense ($5.9 million or 70.9%) and a 2.3% increase in the average wage rate. These increases were partially offset by a 406, or 2.3%, decrease in the number of full-time equivalent employees (FTEs).

Newsprint, ink and supplements increased in the third quarter of 2003 from the third quarter of 2002 by $6.7 million, or 7.6%, due to an 11.3% increase in the average price per ton of newsprint, partially offset by a 4.1% decrease in ink and supplements, and a 0.4% decrease in consumption.

Other operating costs decreased in the third quarter of 2003 from the third quarter of 2002 by $7.0 million, or 5.0%, due to general and administrative expenses, down $5.8 million, or 10.1%, circulation costs, down $684,000, or 1.2%, and production costs, down $471,000, or 1.8%. The decrease in general and administrative expenses was primarily due to property insurance expense ($1.2 million), bad debt expense ($891,000), miscellaneous tax expense ($620,000) and postage and express delivery expense ($475,000).

Depreciation and amortization declined $3.3 million, or 11.9%, in the third quarter of 2003 compared to the third quarter of 2002, due to lower capital spending in recent years.

ONLINE DIVISION

The table below presents the operating results and related statistics for online operations for the quarter ended September 28, 2003 compared to the quarter ended September 29, 2002 (in thousands):

	Quarter Ended
	September 28, 2003	September 29, 2002	Variance	% Change

Operating revenue	$21,538	$14,239	$7,299	51.3%

Operating costs
Labor and employee benefits	6,436	6,700	(264)	-3.9%
Other operating costs	8,888	9,041	(153)	-1.7%
Depreciation and amortization	856	1,318	(462)	-35.1%

Total operating costs	16,180	17,059	(879)	-5.2%

Operating Income (Loss)	$5,358	$(2,820)	$8,178	*

Average monthly unique visitors	8,362	6,865	1,497	21.8%

* Percent not meaningful

Operating revenue increased $7.3 million, or 51.3%, from the third quarter of 2002 due to the introduction of new products and pricing strategies, improved sales by the newspapers of upsell products and higher banner/sponsorship sales. Average monthly unique visitors, as reported by Nielsen//NetRatings, increased 21.8% from 6.9 million in the third quarter of 2002 to 8.4 million in the third quarter of 2003.

Total operating costs decreased $879,000, or 5.2%, from the prior year. The decrease in labor and employee benefits was driven by a reduction in the number of FTEs. Other operating costs for the quarter decreased $153,000, or 1.7%, primarily due to a reduction in relocation expenses and the timing of CareerBuilder’s year-to-year major promotional campaign in September 2002. Depreciation and amortization expense decreased due to the write-off of certain assets in the second half of 2002.

CORPORATE AND OTHER NON-OPERATING ITEMS

Interest expense, net of interest income and capitalized interest, decreased $2.2 million, or 11.9%, in the quarter ended September 28, 2003 from the quarter ended September 29, 2002 due to a lower average debt balance and a lower weighted-average interest rate. Weighted-average interest rates were lower due to a general decline in short-term interest rates.

Equity in losses of unconsolidated companies and joint ventures for the quarter ended September 28, 2003 decreased by $28.0 million, or 90.1%, from the comparable period in 2002. During the third quarter of last year, Career Holdings, Inc. was converted from a C corporation to an LLC resulting in an $18.0 million tax expense. The remaining favorable variances were primarily due to increases in earnings from newsprint mill investments, the Career Holdings investment, and the Seattle Times investment.

The effective tax rate was 35.7% for the quarter ended September 28, 2003 compared to 37.2% for the comparable period in 2002. The decrease in the effective tax rate was primarily due to the favorable finalization of federal and state tax issues during the quarter.

CONSOLIDATED RESULTS OF OPERATIONS: THREE QUARTERS ENDED SEPTEMBER 28, 2003 COMPARED TO THREE QUARTERS ENDED SEPTEMBER 29, 2002:

The following table sets forth the consolidated results of operations for the three quarters ended September 28, 2003 and September 29, 2002 (in thousands, except per share amounts):

	Three Quarters Ended
	September 28, 2003	September 29, 2002	% Change
Operating Revenue	$2,084,320	$2,082,306	0.1%
Operating Income	390,340	421,120	-7.3%
Net Income (1)	197,039	160,820	22.5%

Diluted Earnings per Share	$2.41	$1.89	27.5%

Diluted shares outstanding	81,629	85,181	-4.2%

(1) September 2002 includes an expense of $24.3 million, or $.28 per diluted share, as a result of a cumulative change in accounting principle.

Earnings per share for the three quarters ended September 28, 2003 was $2.41 per diluted share, up $.52 per share, or 27.5%, from the prior year. Included in the prior year’s results is the cumulative effect of change in accounting principle footnoted in the table above (see Note 7 – Goodwill in this Form 10-Q) and an $18 million pre-tax expense ($.14 per diluted share) associated with the conversion of CareerBuilder from a C corporation into an LLC. The increase in earnings per share, absent these charges, was due to a 4.2% decrease in the weighted-average number of shares outstanding. The $2.0 million increase in operating revenue and decreases in depreciation and amortization expense ($8.3 million), other operating costs ($7.7 million), interest expense ($5.6 million), losses from equity investments ($15.4 million) and other non-operating expenses ($7.8 million) were offset by increases in labor and employee benefits ($39.9 million) and newsprint, ink and supplement costs ($8.8 million).

NEWSPAPER DIVISION

Operating Revenue

The table below presents operating revenue and related statistics for newspaper operations for the three quarters ended September 28, 2003 compared to the three quarters ended September 29, 2002 (in thousands):

	Three Quarters Ended
	September 28, 2003	September 29, 2002	Variance	% Change
Operating revenues
Advertising
Retail	$777,741	$772,129	$5,612	0.7%
General	238,733	214,669	24,064	11.2%
Classified	592,254	622,155	(29,901)	-4.8%

Total	1,608,728	1,608,953	(225)	0.0%
Circulation	353,265	367,774	(14,509)	-3.9%
Other	64,385	64,230	155	0.2%

Total operating revenue	$2,026,378	$2,040,957	(14,579)	-0.7%

Average daily circulation
Daily	3,783	3,790	(7)	-0.2%
Sunday	5,143	5,140	4	0.0%

Advertising linage
Full run
Retail	10,707.0	11,336.3	(629.3)	-5.6%
General	1,945.2	1,808.8	136.4	7.5%
Classified	13,925.5	13,721.8	203.7	1.5%

Total full run	26,577.7	26,866.9	(289.2)	-1.1%

Factored part run	1,740.8	1,658.7	82.1	5.0%

Total preprints inserted	5,557.5	5,030.6	526.9	10.5%

Advertising revenue for the three quarters ended September 28, 2003 was flat compared to the same period of the prior year. Significant increases were in Miami ($5.7 million or 2.7%), Akron ($2.9 million or 5.4%), Columbia ($1.7 million or 4.1%), San Luis Obispo ($1.3 million or 9.4%) and Lexington ($1.2 million or 3.1%). Offsetting these increases were declines in San Jose ($6.9 million or 4.7%), Kansas City ($4.1 million or 2.7%) and Charlotte ($1.9 million or 1.8%).

Retail advertising increased $5.6 million, or 0.7%, during the three quarters ended September 28, 2003 compared to the same period last year. Contributing to the increase was a $22.2 million, or 10.5%, increase in preprint revenue, partially offset by a 5.6% decline in full run linage. The largest increases were in Akron ($1.6 million or 6.6%), Charlotte ($1.5 million or 3.1%) and Columbia ($1.1 million or 5.1%).

General advertising revenue for the three quarters ended September 28, 2003 was up from the comparable period in 2002 by $24.1 million, or 11.2%, on a 7.5% increase in full run linage and a $6.4 million, or 25.8%, increase in preprint revenue. The largest increases were in Philadelphia ($7.8 million or 13.0%), San Jose ($6.0 million or 24.7%), Contra Costa ($2.7 million or 36.1%), Fort Worth ($1.8 million or 12.2%) and Kansas City ($1.6 million or 8.4%). Telecommunications advertising drove the increases in most major markets.

Classified revenue was down $29.9 million, or 4.8%, in the three quarters of 2003 compared to the three quarters of 2002. Recruitment, down $37.4 million, or 19.3%, drove the decline. While declines existed in most major markets in 2003, the majority of the decrease occurred in Philadelphia ($9.2 million or 21.5%), San Jose ($8.2 million or 41.3%), Kansas City ($5.4 million or 25.7%), Contra Costa ($2.1 million or 29.3%), Fort Worth ($2.0 million or 14.6%) and Charlotte ($2.0 million or 14.0%). Other classified revenue and classified automotive revenue were also down $1.9 million, or 2.0%, and $1.3 million, or 0.7%, respectively. Partially offsetting these declines, classified real estate advertising increased $10.7 million, or 7.8%, with the most significant increases in Miami ($4.8 million or 28.8%) and Philadelphia ($2.5 million or 18.7%).

Circulation revenue declined $14.5 million, or 3.9%, for the three quarters of 2003 compared to the three quarters of 2002. Average daily copies decreased from the prior year’s three quarters by 7,000, while Sunday copies increased by 4,000. The decrease in circulation revenue was due to increased discounting.

Other revenue increased $155,000, or 0.2%, for the three quarters ended September 28, 2003 compared to the three quarters ended September 29, 2002 with increases in commercial printing and alternate distribution revenues, partially offset by a decrease in earnings from Detroit.

Operating Costs

The table below presents operating costs for newspaper operations for the three quarters ended September 28, 2003 compared to the three quarters ended September 29, 2002 (in thousands):

	Three Quarters Ended
	September 28, 2003	September 29, 2002	Variance	% Change
Operating costs

Labor and employee benefits	$842,029	$799,896	$42,133	5.3%
Newsprint, ink and supplements	285,833	276,836	8,997	3.2%
Other operating costs	411,471	423,215	(11,744)	-2.8%
Depreciation and amortization	79,245	86,591	(7,346)	-8.5%

Total operating costs	$1,618,578	$1,586,538	$32,040	2.0%

Total operating costs were up $32.0 million, or 2.0%, in the three quarters of 2003 compared to the three quarters of 2002.

Labor and employee benefits increased $42.1 million, or 5.3%, in the three quarters of 2003 compared to the three quarters of 2002, as a result of increases in health care costs ($17.9 million or 27.8%), pension expense ($6.8 million or 18.3%) and a 1.7% increase in the average wage rate. These increases were partially offset by a 217, or 1.2%, decrease in the number of FTEs.

Newsprint, ink and supplements increased in the three quarters of 2003 from the same period in 2002 by $9.0 million, or 3.2%, due to a 2.7% increase in the average price per ton of newsprint, a 1.0% increase in consumption and a 1.3% increase in ink and supplements.

Other operating costs decreased in the three quarters of 2003 from the same period in the prior year by $11.7 million, or 2.8%, primarily due to declines in general and administrative expenses ($5.6 million or 3.3%), circulation costs ($3.3 million or 1.9%) and production costs ($2.8 million or 3.6%).

Depreciation and amortization decreased $7.3 million, or 8.5%, in the three quarters of 2003 compared to the three quarters of 2002, due to lower capital spending in recent years.

ONLINE DIVISION

The table below presents the operating results and related statistics for online operations for the three quarters ended September 28, 2003 compared to the three quarters ended September 29, 2002 (in thousands):

	Three Quarters Ended
	September 28, 2003	September 29, 2002	Variance	% Change
Operating revenue	$57,942	$41,349	$16,593	40.1%

Operating costs
Labor and employee benefits	19,151	21,190	(2,039)	-9.6%
Other operating costs	25,034	25,838	(804)	-3.1%
Depreciation and amortization	2,959	3,650	(691)	-18.9%

Total operating costs	47,144	50,678	(3,534)	-7.0%

Operating Income (Loss)	$10,798	$(9,329)	$20,127	*

Average monthly unique visitors	7,977	6,586	1,391	21.1%

* Percent not meaningful

Operating revenue for the three quarters of 2003 increased $16.6 million, or 40.1%, from the same period in 2002 primarily due to the introduction of new products and pricing strategies, improved sales by the newspapers of upsell products and higher banner/sponsorship sales. Average monthly unique visitors, as reported by Nielsen//NetRatings, increased 21.1% from 6.6 million in the three quarters of 2002 to 8.0 million in the three quarters of 2003.

Total operating costs for the three quarters decreased $3.5 million, or 7.0%, from the comparable prior year. The decrease in labor and employee benefits was primarily due to an FTE reduction of 30.0, or 12.2%, decreases in bonus expense and severance expense in the prior year. Other operating costs for the three quarters decreased $804,000, or 3.1%, primarily due to reductions in promotion, bad debt expense, relocation expense and telecommunication expenses. September 2002 spending included expenses of CareerBuilder’s promotional campaign, which contributed to the comparable decrease of other operating costs in 2003. Depreciation and amortization expense in the three quarters of 2003 decreased due to the write-off of certain fixed assets in the second half of last year.

CORPORATE AND OTHER NON-OPERATING ITEMS

Interest expense, net of interest income and capitalized interest, decreased $5.6 million, or 10.0%, from the three quarters ended September 29, 2002 due to a lower average debt balance and a lower weighted-average interest rate.

Equity in losses of unconsolidated companies and joint ventures for the three quarters ended September 28, 2003 decreased by $33.4 million, or 62.7%, from the comparable period in 2002. Contributing to the decreases were gains from CareerBuilder, Classified Ventures and newsprint mill investments and the $18.0 million tax expense related to the conversion of CareerBuilder from a C corporation into an LLC. Partially offsetting these year-over-year improvements were increases in losses from the Seattle Times. CareerBuilder’s prior year losses included a $7.5 million charge for management changes and workforce reduction.

Other, net items for the three quarters ended September 28, 2003 increased $7.8 million from the comparable period in 2002 due to losses recorded on investments in the prior year.

The effective tax rate was 36.7% for the three quarters ended September 28, 2003 compared to 37.2% for the comparable period in 2002 due to the favorable finalization of federal and state tax issues during the third quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations is the company’s primary source of liquidity. Management is focused on growing cash flow and on managing cash effectively. In addition, the company uses financial leverage to minimize the overall cost of capital and maintain adequate operating and financial flexibility.

The company invests excess cash in short-term investments to meet projected cash needs from operations, capital expenditures and other business purposes. The company supplements internally generated cash with a combination of short-term and long-term borrowings. Commercial paper outstanding at September 28, 2003 was $358 million, with an average effective interest rate of 1.1%. As of September 28, 2003, the company’s $895 million revolving credit agreement, which backs up the commercial paper outstanding, had remaining availability of $480.4 million.

During the second quarter of 2001 and the first quarter of 2002, the company entered into certain interest rate swap agreements. The principal objective of such agreements is to maintain a roughly equal balance between fixed and floating interest rates in the company’s debt structure. The swap agreements expire at various dates in 2005, 2007, 2009 and 2011 and convert an aggregate principal amount of $500 million of fixed rate, long-term debt into variable rate borrowings. The variable interest rates are based on 3- or 6-month LIBOR plus a rate spread. As of September 28, 2003 the weighted average variable interest rates under these agreements were 3.4% versus the weighted-average fixed interest rates of 8.1%. The market value of the swap agreements as of September 28, 2003 and December 29, 2002 totaled $52.5 million and $58.8 million, respectively. In accordance with SFAS 133 – Accounting for Derivation Instruments and Hedging Activities, changes to the fair market value of interest rate swap agreements (due to movements in the benchmark interest rate) are recorded as other non-current assets, with an offsetting adjustment to the carrying value of the long-term debt.

Cash provided by operating activities was $395.6 million for the three quarters ended September 28, 2003, compared to $407.2 million for the three quarters ended September 29, 2002. The decrease in cash provided by operating activities was primarily due to reductions in accounts payable, accrued compensation and amounts withheld from employees and lower distributions in excess losses of investees. This was partially offset by a decrease in other assets and increases in federal and state income taxes payable.

Cash required for investing activities in the three quarters ended September 28, 2003 was $100.0 million compared to $52.7 million in the three quarters ended September 29, 2002. The increase in cash required for investing activities was due to an increase in the partnership interest in the Fort Wayne Newspapers and an increase in property, plant and equipment. Partially offsetting were increases in proceeds from the sale of investments.

Cash required for financing activities for the three quarters ended September 28, 2003 was $304.6 million compared to $349.0 million for the three quarters ended September 29, 2002. The decrease in cash required for financing activities was due to a lower reduction of commercial paper in 2003, partially offset by a decline in proceeds from the exercise of stock options and stock purchases under the company’s Employee Stock Option Plan and Stock Purchase Plan and increased dividends in the current year. During the three quarters ended September 28, 2003 the company repurchased a total of 3.2 million common shares at a total cost of $209.1 million. At September 28, 2003, the company had remaining authorization to repurchase 4.2 million common stock shares.

The company’s operations have historically generated strong cash flow, which, along with the company’s commercial paper program, revolving credit line and ability to issue public debt, have provided adequate liquidity to meet the company’s short-term and long-term cash requirements, including requirements for working capital and capital expenditures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company’s Annual Report on Form 10-K for the year ended December 29, 2002, describes the company’s disclosure about market risk. As of September 28, 2003, there have been no material changes in the company’s market risk since December 29, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the company carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14, under the supervision and with the participation of the company’s management, including the company’s chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

The company filed a Form 8-K on July 16, 2003, under Item 9, reporting the company’s earnings for the quarter ended June 29, 2003, and the Company’s newspaper advertising revenue for the quarter ended June 29, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNIGHT-RIDDER, INC. (Registrant)

Date: November 7, 2003	/s/ GARY R. EFFREN
Gary R. Effren
Senior Vice President/Finance and Chief Financial Officer (Chief Accounting Officer and Duly Authorized Officer of Registrant)

Exhibit Index

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002