Form 10-K
period 2003-12-28
KNIGHT RIDDER INC
filed 2004-03-11
CIK 205520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2003	Commission file number 1-7553

Knight-Ridder, Inc.

(Exact name of registrant as specified in its charter)

Florida	38-0723657

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 West San Fernando Street Suite 1500 San Jose, California	95113

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 938-7700

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.02 1/12 par value Preferred Share Purchase Rights	New York Stock Exchange

Title of each class	Name of each exchange on which registered

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒	No ☐

The aggregate market value of voting stock, which consists solely of shares of common stock held by non-affiliates of the registrant, was approximately $5.5 billion as of June 27, 2003 (computed by reference to the closing price as reported by the New York Stock Exchange).

The registrant had 79.3 million shares of common stock (par value $.02 1/12 per share), net of treasury stock, issued and outstanding as of March 1, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Proxy Statement for its Annual Meeting of Shareholders are incorporated by reference into Part III.

ii

PART I

Item 1.	Business

General

Knight Ridder was formed in 1974 by a merger between Knight Newspapers, Inc. and Ridder Publications, Inc. Knight Ridder was reincorporated in Florida in 1976 and along with its consolidated subsidiaries is referred to collectively in this Report on Form 10-K as “we,” “our” and “us.”

We are the nation’s second-largest newspaper publisher based on circulation, with products in print and online. We publish 31 daily newspapers in 28 U.S. markets, with a readership of 8.7 million daily and 12.6 million on Sunday. We also have investments in Internet and newsprint mill companies. Our Internet operation, Knight Ridder Digital (KRD), develops and manages our online properties. It is the founder and operator of Real Cities (www.Realcities.com), the largest national network of city and regional Web sites in more than 105 U.S. markets. Financial information about our business segments is provided in Note 5. Business Segments to the accompanying consolidated financial statements, included in this Form 10-K.

Our executive offices are located at 50 West San Fernando Street, Suite 1500, San Jose, California 95113, and our telephone number at this address is (408) 938-7700.

Recent Events

On May 5, 2003, we amended our agreement with the Journal Gazette Company to extend our joint operating agreement in Fort Wayne, Indiana, to the year 2050. Under the amended terms, we increased our partnership interest from 55% to 75%. The joint operating agreement governs the partnership and operation of the Fort Wayne Newspapers Agency, which handles advertising sales, printing, distribution and administration of the two daily newspapers.

In August 2003, CareerBuilder LLC (CareerBuilder), a joint venture with Gannett Co., Inc. and Tribune Co. entered into multiyear agreements to be the exclusive employment content provider to America Online and MSN. The America Online agreement began in mid-December 2003 and the MSN agreement began in January 2004. CareerBuilder will power the Career and Jobs areas of several America Online Brands and receive promotion on Time, Inc. and www.CNN.com. The MSN agreement will bring more high-quality job seekers to prospective employers by combining the vast consumer reach of MSN with CareerBuilder.com’s wide network of national, local, industry and niche audiences.

The groundbreaking for new production plants in Kansas City and Detroit occurred in 2003. The Kansas City production plant is scheduled for completion in 2006 at a total cost of approximately $200 million. The Detroit production plant (a joint project with Gannett Co.) is scheduled for completion in 2005. Our share of the cost of the Detroit plant is approximately $89 million.

History

Charles Landon Knight purchased the Akron Beacon Journal in 1903. Knight Newspapers was founded by John S. Knight, who inherited the Beacon Journal from his father in 1933. Ridder Publications was founded in 1892 when Herman Ridder acquired the German-language Staats-Zeitung in New York. Both groups flourished, each taking its stock public in 1969. The 1974 merger created a company with operations coast-to-coast.

In December 1986, we acquired all of the outstanding shares of The State-Record Company. The State-Record Company acquisition included six daily and two non-daily newspapers in seven communities in South Carolina and Mississippi. In October 1989, we sold our eight VHF network–affiliated television stations. In October 1995, we acquired all of the outstanding shares of Lesher Communications, Inc. (Lesher). Lesher published four daily newspapers in the Contra Costa and eastern Alameda County markets in the East Bay area of Northern California. Lesher was renamed Contra Costa Newspapers, Inc. in November 1995.

Our Business Information Services Division (BIS), which was formally established in 1983, produced, distributed and facilitated the use of finance, general business, science, technology, transportation and other information by global business and professional users. In a strategic move to focus our business on the newspaper industry, we began to sell the various operations of the BIS Division. In July 1996, we sold Knight-Ridder Financial, Inc., a global provider of real-time and archival financial news and pricing information. In November 1997, we sold Knight-Ridder Information, Inc., an online information retrieval company serving business, scientific, technology, medical, education and media communities worldwide. In April 1998, we sold Technimetrics, a global provider of investor relations information, business executive and institutional investor holdings and investor relations consulting.

In January 1997, we sold our interest in substantially all of our cable television investments. The balance of the cable systems was sold in March 1998.

In May 1997, we acquired four newspapers indirectly owned by The Walt Disney Company. The newspapers are: The Kansas City Star, the Fort Worth Star-Telegram, the Belleville (Illinois) News-Democrat and the Times Leader located in Wilkes-Barre, Pennsylvania. In August 1997, we exchanged our newspaper located in Boulder, Colorado, the Daily Camera, for two newspapers owned by E.W. Scripps Co., located in California. These newspapers are The Herald (Monterey) and The Tribune (San Luis Obispo).

In 2000, we consolidated all of our Internet operations under a wholly-owned subsidiary, KRD, formerly KnightRidder.com. Previously, our Internet activities were reported and managed as a part of our newspaper operations. KRD controls all of our online efforts, including the Web sites previously operated by the newspapers. KRD operates and manages the Real Cities Network, which consists of all Knight Ridder Web sites and those of several media affiliates.

In August 2000, Career Holdings, Inc., a company jointly controlled by KRD and Tribune Co., acquired CareerBuilder, Inc. and CareerPath.com, Inc. In November 2001, CareerBuilder, LLC (formerly Career Holdings, Inc.) acquired Headhunter.net, an online recruitment and career development business. The acquisition was funded by capital contributions from both Knight Ridder and Tribune Co. In October 2002, we and Tribune Co. each sold one-third of our respective interest in CareerBuilder, to Gannett Co. Inc. Through KRD, we currently own a 33.3% interest in CareerBuilder.

With the decline in the Internet industry during 2000, we realigned our focus to strategic Internet businesses that we believe have synergistic and competitive value. Therefore, in January 2001, we sold MediaStream, an online photo and graphics service company. In the first quarter of 2001, we sold our holdings in InfoSpace, Inc., AT&T, Webvan and other smaller Internet-related investments. In January 2002, we sold all of our stock in MatchNet, plc, an online personals service. On March 3, 2003, we sold our one-third share of InfiNet Company to Gannett Co. Inc.

Forward-Looking Statements

Certain statements in this annual report on Form 10-K are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated.

Potential risks and uncertainties that could adversely affect our ability to obtain these results include, without limitation, the following factors: (a) increased consolidation among major retailers or other events that may adversely affect business operations of major customers and depress the level of local and national advertising;  (b) a further economic downturn in some or all of our principal newspaper markets that may lead to decreased circulation or decreased local or national advertising; (c) a decline in general newspaper readership patterns as a result of competitive alternative media or other factors; (d) an increase in newsprint costs over the levels anticipated; (e) labor disputes or shortages that may cause revenue declines or increased labor costs; (f) disruptions in electricity and natural gas supplies and increases in energy costs; (g) increases in health and welfare costs, pension and post-employment costs and postretirement costs; (h) increases in business insurance costs; (i) the decline in the value of other companies that we invest in that must be recorded as a charge to earnings; (j) acquisitions of new businesses or dispositions of existing businesses; (k) increases in interest or financing costs or availability of credit; (l) rapid technological changes and frequent new product introductions prevalent in electronic publishing, including the evolution of the Internet; and, (m) acts of war, terrorism, natural disaster or other events that may adversely affect our operations or the operations of our key suppliers.

Newspapers

We are the nation’s second-largest newspaper publisher based on circulation. We have 31 daily and 37 nondaily newspapers in 28 U.S. markets, with a readership of 8.7 million daily and 12.6 million on Sunday.

Approximately 77% of our newspaper operating revenue comes from the sale of newspaper advertising. Due to seasonal factors such as heavier retail selling around Christmas and Easter, our advertising revenue fluctuates significantly throughout the year. Consecutive quarterly results are not uniform or comparable and are not indicative of the results over an entire year.

Each of our newspapers is operated by local management appointed by our executive management in San Jose. Each newspaper manages its own news coverage, sets its own editorial policies and establishes local business practices. The basic business, accounting, financial and reporting policies, however, are set by the corporate staff. Editorial services and quality control also are provided by the corporate staff.

Each newspaper is served by the company-owned news bureau in Washington, D.C. Supplemental news, graphic and photographic services are provided by Knight Ridder/Tribune. In 2004, we expanded our news bureau in Sacramento, California, to merge the staff of the San Jose Mercury News and the Contra Costa Times, to provide more in-depth coverage of state affairs.

All of our newspapers compete for advertising and readers’ time and attention with broadcast, satellite and cable television, the Internet and other computer services, radio, magazines, suburban newspapers, free shoppers, billboards and direct mail. In some cases, the newspapers also compete with other newspapers published in nearby cities and towns – particularly in Miami, Saint Paul and Fort Worth. In Detroit and Fort Wayne, we have joint operating agreements with a second newspaper. Our other newspapers are the only daily and Sunday papers of general circulation published in their communities.

Our newspapers rely on local sales operations for local retail and classified advertising. Our larger newspapers are assisted by our national sales team for retail and national advertising and the Newspaper National Network and by Newspapers First in obtaining national advertising. Newspapers First, a national advertising sales cooperative, is the primary sales representative for many of our newspapers, many of the leading newspaper groups and several leading independents. It acts as an interface to national advertisers across the country. We own 28.9% of the voting stock of Newspapers First. Newspaper National Network, the sales arm of the Newspaper Association of America, was established in 1994 to focus national selling on behalf of the newspaper industry. It represents all our newspapers and more than 500 others. Like Newspapers First, it offers one-stop shopping and “one order, one bill.”

The following newspapers are our largest based on revenue:

The Philadelphia Inquirer and Philadelphia Daily News

Philadelphia Newspapers, Inc., publishes two of the most respected and nationally acclaimed newspapers in the country: The Philadelphia Inquirer and the Philadelphia Daily News. The Inquirer, Philadelphia’s largest newspaper, long renowned for its excellence in reporting, has won 18 Pulitzer Prizes. The Daily News, the city’s second-largest newspaper, is embraced by readers for its in-depth sports coverage, local investigative reporting and editorial flair. Both newspapers are available on the Internet at www.philly.com.

The primary market area for these two papers spans nine counties throughout southeastern Pennsylvania and southwestern New Jersey. The region contains more than 1.9 million households, making it the nation’s fourth-largest metropolitan area.

The Miami Herald and el Nuevo Herald

The Miami Herald Publishing Co. is Florida’s largest newspaper company. It publishes The Miami Herald, el Nuevo Herald, in-flight magazines, hotel tourist books, an apartment real estate magazine, a free-distribution weekly called StreetMiami, the Florida Keys Keynoter and The (Tavernier, Florida) Reporter.

The Miami Herald has won 17 Pulitzer Prizes, and it is sold in South Florida and throughout Latin America and the Caribbean. el Nuevo Herald, serving the growing number of Spanish readers in South Florida, is the premier

Spanish-language newspaper in the United States. Both newspapers are available worldwide through PEPC Worldwide, Newspapers Direct and the Internet at www.herald.com.

South Florida, which includes the Miami and Fort Lauderdale metropolitan areas, is one of the top retail markets in the United States. Total retail sales surpassed $56 billion in 2003 and on a per household basis exceeded those of many major markets, including Chicago, Washington, D.C., and New York. Tourism is a major driver of the economy in South Florida, attracting more than 20 million visitors a year from all over the world.

The Kansas City Star

The Kansas City Star, founded in 1880, is one of the largest newspapers in the Midwest. The Star has won eight Pulitzer Prizes and serves the Kansas City metropolitan area, encompassing 11 counties in Missouri and Kansas. The Star is available on the Internet at www.KansasCity.com.

Newsprint

We consumed approximately 647,000 metric tons of newsprint in 2003, excluding Detroit. Approximately 13% of our total operating expenses during the year were for newsprint. Purchases are made under long-term agreements with 14 newsprint producers, each having one or more newsprint mills. In 2003, we purchased approximately 67.2% of our newsprint consumption from 10 mills in the United States, 29.9% from 14 mills in Canada and 2.9% from other offshore sources. We believe that the current sources for newsprint are adequate to meet our current and foreseeable demand.

Approximately 94% of the newsprint we consumed contained some recycled content. The average content of these rolls was 57% recycled fiber. This translates into an overall recycled newsprint average of 54%.

We are a one-third partner with Cox Enterprises and Media General, Inc., in SP Newsprint Co. (SP). SP is the fifth-largest newsprint manufacturing company in North America. SP’s mill in Dublin, Georgia, produces more than 565,000 metric tons per year of 100% recycled-content newsprint. Its plant in Newberg, Oregon, produces more than 385,000 metric tons per year of newsprint with at least 40% of recycled content. SP provides recycled-content newsprint to its owners and more than 250 publishers and commercial printers. Its SP Recycling Corp. subsidiary recycles more than 1.1 million short tons of recovered material each year.

We also own a 13.5% equity interest in Ponderay Newsprint Company in Usk, Washington, which produced more than 261,000 metric tons of newsprint in 2003.

Our ownership in SP and Ponderay provides a hedge against price volatility for approximately 50% of our newsprint expense. In 2003, approximately 22% of our total newsprint consumption was sourced by these two companies. We enter into firm purchase commitments annually with these two companies. We estimate these purchase commitments will total approximately $56 million of newsprint in 2004, at current market prices.

Shared Services

We have a Shared Services Center located in Miami, Florida. Through this operation, which reports directly to our corporate headquarters, we have centralized the maintenance of our financial systems and processing, purchasing and strategic sourcing activities as well as many internal consulting initiatives for all Knight Ridder companies. Centralized purchasing includes commodities such as newsprint, ink, computers/software, newspaper delivery bags, credit card processing, office supplies, travel, employee relocation and telecommunications.

Technology

We understand the importance of technology in our business to remain competitive. We are committed to continue enhancing our existing systems and implementing state of the art systems, as deemed appropriate. Expense reduction initiatives helped reduce telecommunications and data transmission costs while increasing capacity. Working to increase traffic to KRD Web sites, the newspapers provide integration content to support marketing and advertising opportunities, such as Web-ID’s in CareerBuilder, Newspaper Ads Online and Newsstand.

Joint Operating Agreements/Joint Ventures

Knight Ridder/Tribune. Knight Ridder/Tribune, a joint venture of Knight Ridder and Tribune Co., offers stories, graphics, illustrations, photos and paginated pages for print publishers; news animations, graphics and news specials for TV broadcasters; and Web-ready content for online publishers. Knight Ridder/Tribune editorial material is produced by all our newspapers, by our 14 foreign correspondents and by a number of other newspapers.

Knight Ridder/Tribune introduced a KRT Campus Web site for college and high school publications, opening up a profitable new revenue stream for the joint venture and exposing young journalists to Knight Ridder’s news reporting, photography and graphics.

We own a 75% equity interest in the Fort Wayne Newspapers Agency and consolidate the results of its operations. The minority shareholders’ interest in the partners' income has been reflected as an expense in the Consolidated Statement of Income in the caption “Minority interest in earnings of consolidated subsidiaries.” Also included in this caption is a contractual minority interest resulting from a joint operating agreement that runs through 2021 between The Miami Herald Publishing Co. and Cox Newspapers, Inc., covering the publication of The Herald and The Miami News. The Miami News ceased publication in 1988.

We own a 50% equity interest in Detroit Newspapers (DN), a joint operating agency between Detroit Free Press, Inc., our wholly-owned subsidiary, and The Detroit News, Inc., a wholly-owned subsidiary of Gannett Co., Inc. In 1989, business operations of the Detroit Free Press and The Detroit News were transferred to DN under a joint operating agreement that expires in 2089. We show our share of revenue and expenses as a net amount in the “Other revenue” line. Under our agreement, we are committed to supply 50% of their annual newsprint requirements. We intend to fulfill this commitment and we have the necessary means and resources available to meet this obligation.

We have an ownership interest in the following companies, joint ventures and partnerships:

Company	% Ownership Interest

CareerBuilder, LLC	33.3
Classified Ventures	20.2
Knight Ridder/Tribune Information Services, Inc.	50.0
Newscom, LLC	50.0
Newspapers First	28.9
Ponderay Newsprint Company	13.5
Seattle Times Company:
Voting Stock	49.5
Nonvoting stock	65.0
SP Newsprint Co.	33.3
Tribe Networks, Inc.	23.6

Employees

We have approximately 18,000 full time equivalent employees (FTEs), of whom about 28% are represented by 67 local unions and work under multiyear collective bargaining agreements. One or more collective bargaining agreements are in effect at our newspapers in Akron, Detroit, Duluth, Fort Wayne, Grand Forks, Kansas City, Lexington, Monterey, Philadelphia, Saint Paul, San Jose, State College and Wichita. These agreements are normally renegotiated in the years in which they expire. During 2004, there will be negotiations to extend collective bargaining agreements in Akron, Detroit, Grand Forks, Kansas City, Saint Paul, State College and Wichita, representing approximately 800 employees.

Risk Factors

Credit losses.  We extend unsecured credit to most of our customers. We recognize that extending credit and setting appropriate reserves for receivables is largely a subjective decision based on knowledge of the customer and the industry. Credit exposure also includes the amount of estimated unbilled sales. Credit limits, setting and maintaining credit standards, and managing the overall quality of the credit portfolio is largely decentralized. The level of credit is influenced by the customer’s credit history with us and other available information, including industry-specific data.

We maintain a reserve account for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to pay, additional allowances might be required. We use a combination of the percentage-of-sales, specific identification and the aging-of-accounts-receivable methods to establish allowances for losses on accounts receivable. Payment in advance for some advertising and circulation revenue has assisted us in maintaining historical bad debt losses at less than 1% of revenue.

Newsprint. We consumed approximately 647,000 metric tons of newsprint in 2003, excluding Detroit. This expense represented 13% of our 2003 total operating expenses. A sustained increase in newsprint prices could adversely affect our profitability. Newsprint prices for the past five years have ranged from approximately $425 to $625 per metric ton. We anticipate a low double-digit increase in newsprint prices in 2004. Under the caption “Newsprint” on page 4 of this report, we have included information on our suppliers, the long-term purchase agreements used to manage the related risk of price increases, and natural hedges we have in place through our investment in newsprint mills.

Debt. By balancing the mix of variable- versus fixed-rate borrowings, we manage the interest-rate risk of our debt. In 2001 and 2002, we entered into interest rate swap agreements to manage interest rate exposure by achieving a desired proportion of fixed-rate versus variable-rate debt. As of the end of our 2003 fiscal year, about 60% of our borrowings were variable-rate-based borrowings. On January 5, 2004, we entered into additional interest rate swap agreements, increasing our percentage of variable-rate borrowings to about 70%. We do not trade or engage in hedging for speculative or trading purposes and hedging activities are transacted only with highly rated financial institutions, reducing the exposure to credit risk.

A hypothetical 50 basis point increase in LIBOR would increase interest expense associated with variable-rate borrowings by approximately $4.3 million and $5.3 million in 2003 and 2004, respectively. The fair value of our fixed-rate debt and interest rate swaps is sensitive to changes in interest rates. A hypothetical 50 basis points increase in interest rates would decrease the fair value of the fixed-rate debt and interest rate swaps by $27.1 million in 2004. This change in fair value of debt obligations excludes commercial paper and other short-term variable-rate borrowings as changes in interest rates would not significantly affect the fair market value of these instruments.

Senior management.  Our ability to maintain our competitive position is dependent on the services of our senior management team. If we were unable to retain the existing senior management personnel, develop future senior management within our existing ranks or attract other qualified senior management personnel, our business would be adversely affected.

Employee benefits.  Health insurance costs have increased significantly faster than inflation on an annual basis over the past few years. We have restructured and consolidated our health insurance plans and have increased employee contribution and share in the cost of this benefit. We expect that in coming years, the cost of health insurance will continue to escalate, causing an increase to our expenses and employee contribution. Our pension and other retirement benefits have increased in recent years largely due to stock market and interest rate conditions. We will continue to reassess our benefits offering to remain competitive and manage our costs.

Competition.  We are subject to aggressive competition in all areas of our business. Our newspapers compete for advertising and readers with other newspapers, broadcast, satellite and cable television, the Internet and other computer services, radio, magazines, suburban newspapers, free shoppers, billboards and direct mail.

Self-insurance and deductibles on casualty insurance.  We are self-insured for the majority of our group health insurance costs. We rely on claims experience and the advice of consulting actuaries and administrators in determining an adequate liability for self-insurance claims. We also have deductibles of up to $1 million on various casualty insurance programs, which we have determined to be adequate for the type of risk. We continuously review the adequacy of our insurance coverage.

Web Site Access to Our Reports

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on our Web site, www.kri.com, as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission.

Information regarding corporate governance at Knight Ridder, including our corporate governance principles, code of business ethics and information regarding our officers, directors and board committees (including our Audit, Compensation, and Nominating and Corporate Governance committee charters) is also available on our Web site. The information on our Web site is not incorporated by reference into, or as part of, this Report on Form 10-K.

Item 2.	Properties

We have newspaper facilities in 28 markets located in 17 states. These facilities vary in size from 39,300 square feet at State College, Pennsylvania, to 1.8 million square feet in Philadelphia, Pennsylvania. In total, they occupy about 11.0 million square feet. Approximately 2.2 million of the square feet is leased from others. All of the owned property is owned-in-fee. We own substantially all of our production equipment, although certain office equipment is leased. We also own land in Kansas City and Detroit, where new production plants are under construction.

The following table sets forth our principal properties by location:

	Approximate Area in Square Feet

	Owned	Leased

Administration – San Jose, CA	—	43,506

Publishing, including printing plants, distribution centers, business and editorial offices, and warehouse space located in:
Akron, OH	332,912	94,816
Charlotte, NC	479,784	151,259
Columbia, SC	254,000	34,875
Contra Costa, CA	363,364	70,100
Detroit, MI	1,296,594	522,526
Fort Worth, TX	841,613	55,213
Kansas City, MO	423,313	165,526
Lexington, KY	235,958	30,650
Miami, FL	816,177	339,714
Philadelphia, PA	1,501,011	334,198
San Jose, CA	407,192	167,660
Saint Paul, MN	301,518	139,339
Washington, DC	—	36,077

Internet Operations – KRD – San Jose, CA	—	72,027

* Expiration of leases range from 2004 to 2051.

Our facilities are maintained in good condition and are suitable for current and foreseeable operations. During the three years ended December 28, 2003, we spent $237.8 million for additions to property, plant and equipment.

Item 3.	Legal Proceedings

Our wholly-owned subsidiary, MediaStream, Inc. (“MediaStream”), was named as one of a number of defendants in two separate class action lawsuits that have been consolidated with one other similar lawsuit by the Judicial Panel on Multi-District Litigation under the caption “In re Literary Works in Electronic Databases Copyright Litigation,” M.D.L. Docket No. 1379 (the “Multi-District Litigation”). The two lawsuits originally filed against MediaStream in September 2000 were:  The Authors Guild, Inc. et al. v. The Dialog Corporation et al., and Posner et al. v. Gale Group Inc. et al. These lawsuits were brought by or on behalf of free-lance authors who allege that the defendants have infringed plaintiffs’ copyrights by making plaintiffs’ works available on databases operated by the defendants. The plaintiffs are seeking to be certified as class representatives of all similarly situated free-lance authors.

The two lawsuits were initially stayed pending disposition by the U.S. Supreme Court of New York Times Company et al. v. Tasini et al., No. 00-21. On June 25, 2001, the Supreme Court ruled that the defendants in Tasini did not have a privilege under Section 201 of the Copyright Act to republish articles previously appearing in print publications absent the author’s separate permission for electronic republication. The judge has ordered the parties in the Multi-District Litigation to try to resolve the claims through mediation, which commenced November 2001, and the parties have agreed to a limited stay to respond to the complaint during such mediation, which may be terminated by the plaintiffs upon 30-days prior written notice. In September 2001, the plaintiffs submitted an amended complaint, which named us as an additional defendant and made reference to Knight Ridder Digital.

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

There can be no assurance that we will prevail in the above legal proceedings and management cannot estimate the exposure if we do not prevail. A ruling against us in any of the proceedings described above may have a material adverse effect on our financial condition and results of operation. In addition to the matters described above, we are also involved in litigation and administrative proceedings, primarily libel and copyright infringement actions and environmental and other legal proceedings that have arisen in the ordinary course of business. In the opinion of management, except as set forth above, our liability, if any, under any other pending litigation or administrative proceedings, will not materially affect our consolidated financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of shareholders through the solicitation of proxies or otherwise during the fiscal quarter ended December 28, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol KRI. Our stock is also traded on exchanges in Philadelphia, Chicago, Boston, San Francisco, Los Angeles and Cincinnati and through the Intermarket Trading System. Options are traded on the Philadelphia Exchange.

Common Stock Market Price and Dividends

The average stock trading volume for the years 2003, 2002 and 2001 was 429,000, 407,000 and 406,000 shares per day, respectively. The following table presents the high and low sales price of our common stock and the cash dividends declared on our common stock by fiscal quarter for the two most recent fiscal years, as reported by the NYSE:

	2003			2002

	High	Low	Cash Dividends Declared	High	Low	Cash Dividends Declared

1st Quarter	$67.72	$58.63	$0.27	$69.69	$60.90	$0.25
2nd Quarter	71.06	58.50	0.27	70.20	60.50	0.25
3rd Quarter	70.45	65.86	0.32	64.00	51.35	0.25
4th Quarter	76.49	66.22	0.32	63.86	52.10	0.27

During the fiscal years ended 2003, 2002 and 2001, we paid $94.9 million, $84.8 million and $84.2 million in cash dividends. We expect to continue our policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial condition.

As of March 1, 2004, we had 79.3 million shares outstanding, which were held in all 50 states by 7,784 shareholders of record. The closing price of our common stock on March 1, 2004 was $74.93 as reported by the NYSE.

Purchases of Equity Securities

On January 28, 2003, the Board of Directors approved the repurchase of up to 6 million shares of our common stock. The following sets forth our common stock repurchases, both open market and private transactions, for the fourth quarter of 2003:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

September 29 through November 2	80,000	$69.95	80,000	4,139,300
November 3 through November 30	99,800	73.65	99,800	4,039,500
December 1 through December 28 (1)	850,698	74.46	845,200	3,194,300

Total	1,030,498		1,025,000

(1)

During December 2003, we entered into contracts to repurchase 750,000 shares of our common stock. These contracts are paid in advance and the shares are repurchased typically over six to twelve months. We pay based on the closing price as reported by the NYSE at the beginning of the contract and the difference between that price and the volume weighted-average price (VWAP) over the life of the contract is settled at the end of the contract period.

Outside of the treasury stock repurchase program, we acquired 53,489 shares of our common stock in 2003 with an aggregate cost of $3.2 million and an average price of $60.38 per share as a result of certain stock options exercised.

The difference between the aggregate market value of the options exercised and the exercise value of the options was recorded in additional capital. The difference in the market value of the repurchased shares and the exercise price of the options was recorded in treasury stock in the accompanying Consolidated Balance Sheet.

The table below is a summary of treasury stock acquired since 1994:

	Stock Purchased	Cost (in 000s)	Average Price per Share

2003	4,269,000	$285,964	$66.99
2002	4,033,531	257,101	63.74
2001	2,993,567	171,795	57.39
2000	9,048,895	464,835	51.37
1999	3,704,378	210,141	56.73
1998	4,725,000	255,533	54.08
1997	13,824,300	643,375	46.54
1996	6,219,100	221,768	35.66
1995	11,508,600	319,363	27.75
1994	5,044,600	136,977	27.15

Common Stock Grants

During the fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001, we issued 5,429 shares, 4,666 shares and 4,057 shares, respectively, of our common stock to our non-employee directors pursuant to a stock grant program whereby each non-employee director is given an annual grant equivalent to a minimum of one-half of their compensation. These shares are issued out of our existing treasury stock.

For information regarding our equity compensation plans, please refer to Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, and Note 6, Capital Stock in our consolidated financial statements, included in this report.

Item 6.	Selected Financial Data

11–Year Financial Highlights

The following information was compiled from our audited consolidated financial statements. The accompanying consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 28, 2003 should be read to obtain a better understanding of this information. Amounts are in thousands, except per share data and ratios.

		Compound Growth Rate

		5-Year	10-Year	Dec. 28 2003	Dec. 29 2002	Dec. 30 2001

	Summary of Operations
	Operating Revenue
	Advertising	0.5%	5.6%	$2,280,322	$2,255,689	$2,290,335
	Circulation	1.0	2.9	559,234	572,973	594,726
	Other	(5.3)	4.3	106,435	98,173	97,565

	Total Operating Revenue	0.3	5.0	2,945,991	2,926,835	2,982,626

	Operating Costs
	Labor and employee benefits	1.2	4.1	1,176,627	1,124,484	1,177,554
	Newsprint, ink and supplements	(4.8)	2.7	383,099	353,331	440,782
	Other operating costs	2.9	6.4	706,217	718,963	717,962
	Depreciation and amortization	(9.1)	2.2	112,441	124,695	184,573

	Total Operating Costs	(0.1)	4.4	2,378,384	2,321,473	2,520,871

	Operating Income	2.4	8.1	567,607	605,362	461,755
	Interest expense, net	(7.7)	4.8	(70,794)	(74,969)	(100,833)
	Other, net	(20.9)	27.5	(33,799)	(81,723)	(53,523)
	Income taxes, net	(3.8)	7.2	(166,943)	(166,943)	(122,575)

	Income from continuing operations and before cumulative change in accounting principle	(0.6)	8.0	296,071	281,727	184,824
	Discontinued operations (1)
	Cumulative effect of changes in accounting principles (2)				(24,279)

	Net Income	(4.1)	7.2	$296,071	$257,448	$184,824

	Operating income margin (3)			19.3%	20.7%	15.5%

	Share Data
	Basic weighted-average number of shares			80,401	83,066	76,074
	Diluted weighted-average number of shares			81,477	84,726	85,694
	Earnings per share
Basic:	Continuing operations and before cumulative change in accounting principle	(0.1)	11.4	$3.68	$3.39	$2.33
	Discontinued operations (1)
	Cumulative effect of changes in accounting principles (2)				(0.29)
	Net income	(3.8)	10.5	3.68	3.10	2.33
Diluted:	Continuing operations and before cumulative change in accounting principle	3.1	11.3	3.63	3.33	2.16
	Discontinued operations (1)
	Cumulative effect of changes in accounting principles (2)				(0.29)
	Net income	(0.5)	10.5	3.63	3.04	2.16
	Dividends declared per common share (4)	8.1	5.4	1.18	1.02	1.00
	Common stock price: High			76.49	70.20	65.17
	Low			58.50	51.35	52.02
	Close			76.09	61.77	65.17
	Shareholders’ equity per common share	1.1	4.9	18.35	17.87	18.50
	Price/earnings ratio (5)			21.0	20.3	30.2
	Other Financial Data
	Treasury Stock Purchases
	Number of shares			4,269	4,034	2,994
	Cost			$285,964	$257,101	$171,795
	Payment of cash dividends			94,937	84,832	84,198
	At year end
	Total assets			$4,096,679	$4,164,658	$4,213,376
	Total debt			1,500,441	1,560,857	1,623,587
	Shareholders’ equity			1,489,245	1,461,479	1,560,288
	Return on average shareholders’ equity (6)			20.1%	18.6%	11.9%
	Total debt/total capital ratio			50.2%	51.6%	51.0%

		Dec. 31 2000(7)	Dec. 26 1999	Dec. 27 1998	Dec. 28 1997	Dec. 29 1996	Dec. 31 1995(7)	Dec. 25 1994	Dec. 26 1993

	Summary of Operations
	Operating Revenue
	Advertising	$2,547,496	$2,353,520	$2,222,597	$2,060,772	$1,659,336	$1,534,761	$1,414,343	$1,324,312
	Circulation	605,074	525,686	533,340	521,135	457,306	444,506	426,799	418,726
	Other	140,415	154,569	139,617	103,515	65,913	32,789	91,818	69,689

	Total Operating Revenue	3,292,985	3,033,775	2,895,554	2,685,422	2,182,555	2,012,056	1,932,960	1,812,727

	Operating Costs
	Labor and employee benefits	1,220,221	1,152,432	1,109,242	1,041,119	883,879	873,571	817,475	786,435
	Newsprint, ink and supplements	460,463	437,054	488,802	428,995	430,304	400,434	294,793	293,024
	Other operating costs	755,932	639,924	611,775	559,473	421,456	417,650	422,228	381,104
	Depreciation and amortization	187,597	182,943	181,112	149,802	113,778	92,134	90,310	90,712

	Total Operating Costs	2,624,213	2,412,352	2,390,931	2,179,389	1,849,417	1,783,789	1,624,806	1,551,275

	Operating Income	668,772	621,422	504,623	506,033	333,138	228,267	308,154	261,452
	Interest expense, net	(116,652)	(97,444)	(105,936)	(102,662)	(73,137)	(59,512)	(44,216)	(44,403)
	Other, net	(26,830)	44,037	109,229	290,481	50,208	14,062	1,799	2,987
	Income taxes, net	(210,927)	(228,076)	(202,285)	(297,348)	(124,829)	(72,861)	(106,493)	(83,281)

	Income from continuing operations and before cumulative change in accounting principle	314,363	339,939	305,631	396,504	185,380	109,956	159,244	136,755
	Discontinued operations (1)			60,226	16,511	82,493	57,426	11,656	11,334
	Cumulative effect of changes in accounting principles (2)						(7,320)

	Net Income	$314,363	$339,939	$365,857	$413,015	$267,873	$160,062	$170,900	$148,089

	Operating income margin (3)	20.3%	20.5%	17.4%	18.8%	15.3%	11.3%	15.9%	14.4%

	Share Data
	Basic weighted-average number of shares	75,370	80,025	78,882	88,475	96,021	99,451	107,888	109,702
	Diluted weighted-average number of shares	89,105	97,460	98,176	101,314	97,420	100,196	108,551	110,663
	Earnings per share
Basic:	Continuing operations and before cumulative change in accounting principle	$4.02	$4.07	$3.70	$4.40	$1.93	$1.11	$1.48	$1.25
	Discontinued operations (1)			0.77	0.19	0.86	0.57	0.10	0.10
	Cumulative effect of changes in accounting principles (2)						(0.07)
	Net income	4.02	4.07	4.47	4.59	2.79	1.61	1.58	1.35
Diluted:	Continuing operations and before cumulative change in accounting principle	3.53	3.49	3.11	3.91	1.90	1.10	1.47	1.24
	Discontinued operations (1)			0.62	0.17	0.85	0.57	0.10	0.10
	Cumulative effect of changes in accounting principles (2)						(0.07)
	Net income	3.53	3.49	3.73	4.08	2.75	1.60	1.57	1.34
	Dividends declared per common share (4)	0.92	0.89	0.80	0.80	0.58 1/2	0.74	0.73	0.70
	Common stock price: High	59.81	65.00	59.63	57.13	42.00	33.31	30.50	32.50
	Low	44.13	46.00	40.50	35.75	29.88	25.13	23.25	25.31
	Close	56.88	58.94	50.81	50.19	39.25	31.25	25.44	29.69
	Shareholders’ equity per common share	18.09	19.07	17.33	15.65	12.12	11.43	11.58	11.33
	Price/earnings ratio (5)	16.1	16.9	13.6	12.3	14.3	19.5	16.2	22.2
	Other Financial Data
	Treasury Stock Purchases
	Number of shares	9,049	3,704	4,725	13,824	6,219	11,509	5,045	1,500
	Cost	$464,835	$210,141	$255,533	$643,375	$221,768	$319,363	$136,977	$40,693
	Payment of cash dividends	81,002	85,526	77,152	78,335	74,262	74,377	77,942	76,787
	At year end
	Total assets	$4,243,526	$4,192,334	$4,257,097	$4,355,142	$2,860,907	$2,966,321	$2,409,239	$2,399,067
	Total debt	1,672,272	1,300,754	1,527,278	1,668,830	821,335	1,013,850	411,504	451,075
	Shareholders’ equity	1,541,470	1,780,684	1,662,731	1,551,673	1,131,508	1,110,970	1,224,654	1,243,169
	Return on average shareholders’ equity (6)	18.9%	19.7%	22.8%	30.8%	23.9%	14.3%	13.9%	12.2%
	Total debt/total capital ratio	52.0%	42.2%	47.9%	51.8%	42.1%	47.7%	25.2%	26.6%

Notes to Selected Financial Data

In January 1997, we sold our interest in substantially all of our cable television investments. The balance of our cable television investments was sold in March 1998. In May 1997, we acquired four newspapers indirectly owned by The Walt Disney Company. The newspapers are: The Kansas City Star, the Fort Worth Star-Telegram, the Belleville (Illinois) News-Democrat and the Times Leader located in Wilkes-Barre, Pennsylvania. In August 1997, we exchanged our newspaper located in Boulder, Colorado, the Daily Camera, for two newspapers owned by E.W. Scripps Co., located in California. These newspapers are The Herald (Monterey) and The Tribune (San Luis Obispo). On May 5, 2003 we amended our agreement with the Journal Gazette Company to extend our joint operating agreement in Fort Wayne, Indiana, to the year 2050. Under the amended terms we increased our partnership interest from 55% to 75%.

In 2001, we had a $78.5 million restructuring charge relating to a work force reduction program.

Certain amounts in prior years have been reclassified to conform to the 2003 presentation related primarily to the presentation of advertising, circulation and online revenue. Beginning in January 2004, we are reporting our print and online advertising revenue on a combined basis. Accordingly, periods presented in this annual report reflect this reclassification. The reclassification of circulation revenue pertains to the recording of certain newspaper carrier delivery costs, which in the past were recorded as contra-revenue. This cost has been reclassified to increase other operating costs with a corresponding increase in circulation revenue. The reclassification was made for the years 2000 through 2002; accordingly, the base years used for computation of the compound growth rates for the 5-years and 10-years do not reflect this reclassification.

1.	Results of operations of our Business Information Services (BIS) Division (discontinued in 1997) and the gains on the sales of BIS companies are presented as “discontinued BIS operations.”
2.

For 2002, the cumulative effect of change in accounting principle relates to the implementation of SFAS 142 – Goodwill and Other Intangible Assets by our equity method investee, CareerBuilder. For 1995, the cumulative effect of change in accounting principle relates to the implementation of SFAS 116 – Accounting for Contributions Received and Contributions Made.

3.	Operating income margin is defined as Operating Income divided by Total Operating Revenue.
4.

On January 28, 1997, the Board of Directors declared a $.20 dividend per share of common stock. The quarterly dividend paid in January in the prior year was paid on February 24, 1997, to shareholders of record as of the close of business on February 12, 1997. Prior to January 1997, the quarterly dividends were historically declared in the prior December.

5.	Price/earnings ratio is computed by dividing the closing market price as reported by the NYSE by diluted earnings per share.
6.

Return on average shareholders’ equity is computed by dividing net income before the cumulative effect of changes in accounting principles in 2002 and 1995, including the results of discontinued operations in 1993 through 1998, by average shareholders’ equity. Average shareholders’ equity is the average of shareholders’ equity on the first day and the last day of the fiscal year.

7.

We report on a fiscal year ending on the last Sunday in the calendar year. Results for each of the fiscal years presented are for 52 weeks, except for the years ended 2000 and 1995, which include 53 weeks.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 6. Selected Financial Data, and with the consolidated financial statements that appear elsewhere in this Form 10-K.

Certain amounts in prior years have been reclassified to conform to the 2003 presentation related primarily to the presentation of advertising, circulation and online revenue. Beginning in January 2004, we are reporting our print and online advertising revenue on a combined basis. Accordingly, periods presented in this annual report reflect this reclassification. The reclassification of circulation revenue pertains to the recording of certain newspaper carrier delivery costs, which in the past were recorded as contra-revenue. This cost has been reclassified to increase other operating costs with a corresponding increase in circulation revenue. The reclassification was made for the years 2000 through 2002.

Glossary of Terms

The following defined terms are used in our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CLASSIFIED Locally placed advertisements listed together and organized by category, such as real estate sales, employment opportunities or automobile sales, and display-type advertisements in these same categories.

CONTENT SYNDICATION Revenue generated from the distribution of news and other content by third-party syndication providers.

FULL-RUN Advertising appearing in all editions of a newspaper.

HOME DELIVERY Circulation newspapers sold by subscription and delivered to a specific address.

LINAGE A measure of the volume of space sold as newspaper advertising; refers to the number of column-inches in a six-column newspaper layout.

NATIONAL Display advertising by national advertisers that promotes products or brand names on a nationwide basis.

NEWS HOLE The portion of the newspaper designated for editorial and news content.

NEWSPAPER IN EDUCATION (NIE) A newspaper-sponsored program that recruits business sponsors to underwrite the cost of providing, at a discounted price, papers to be used in classrooms. Many programs also offer teacher training, ready-made curriculum and special-topic sections geared to particular age groups.

PART-RUN Advertising appearing in select editions or zones of a newspaper’s market. Part-run advertising is translated into full-run equivalent linage (also referred to as factored) based on the ratio of the circulation in a particular zone to the total circulation of a newspaper.

PREPRINT Advertising supplements prepared by advertisers and inserted into a newspaper.

RECRUITMENT PACKAGES Special help wanted advertising packages, often combining print and online, which offer a variety of features: in-newspaper advertisements, expanded listings on the Web, online or by-telephone job applications and screening of résumés.

RETAIL Display advertising from local merchants, such as department and grocery stores, selling goods and services to the public.

RUN-OF-PRESS (ROP) All advertising printed on our presses and appearing within a newspaper.

SINGLE COPY CIRCULATION Newspapers sold by means other than subscription, such as copies sold by street vendors, in news racks or at stores and other businesses.

SUPPLEMENTS (as in Newsprint, Ink and Supplements) All special sections purchased for distribution in the newspaper, including TV books and Sunday magazines and comics.

TOTAL MARKET COVERAGE PRODUCTS (TMC) Advertising material packaged, often in special printed covers (also known as jackets) for delivery to non-subscribing households; especially appealing to advertisers who want high household penetration in specific neighborhoods, ZIP codes or zones.

UNIQUE VISITORS Number of persons who visited a site or network of sites at least once in the month. Visitors to multiple Web sites in a network in a given month are counted only once as a unique visitor for that network. In separate, individual Web site totals, they are counted once as a unique visitor for each site visited.

UPSELL Incremental advertising sold from one type of publication in conjunction with another (primarily newspaper ads republished on the Web for an additional charge, for example, a recruitment ad that is packaged with an online job posting).

VERTICALS  All the advertising in print and online in a category (for example, recruitment, automotive or real estate). A variety of advertising products are offered within each vertical, ranging from a print classified listing to an upsell to enhanced services, such as expanded information online, résumé databases or job fairs.

WEB WIDTH The width of the part of a printing press that handles newsprint; this determines the width of the rolls of newsprint used, which affects newsprint consumption.

ZONING Defining newspaper delivery areas in a way that allows customers to purchase advertising to be distributed only within a specified geographic area; zoned ads cost less than full-run advertising and are particularly attractive to businesses that draw their customers from specific neighborhoods. See “Part-Run”.

Critical Accounting Policies and Estimates

General. Management’s discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, cash flows and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to incentives, bad debts, inventories, investments, intangible assets, income taxes, financing arrangements, restructurings, long-term service contracts, pensions and other postretirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the following accounting policies as critical to our business operations and the understanding of our results of operations. Refer to “Note 1. Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements on pages 42 through 47 for a detailed description of our accounting policies.

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

Allowance for bad debts. We maintain a reserve account for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We use a combination of the percentage-of-sales, specific identification and the aging-of-accounts-receivable methods to establish allowances for losses on accounts receivable. Payment in advance for some advertising and circulation revenue and credit background checks, have assisted us in maintaining historical bad debt losses of less than 1% of revenue.

Equity and cost method investment valuation and accounting. We hold minority interests in companies having operations or technology in areas within our strategic focus and we record these investments at cost. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments. In these cases, an impairment charge could be required in the future.

Goodwill and intangible impairment. We assess, at least annually, potential impairment of goodwill and purchased intangible assets. This asset impairment review assesses the fair value of the assets based on the future cash flows that the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. This approach uses estimates of future market growth, forecasted revenue and costs and expected periods the assets will be utilized. Such evaluations of impairment of long-lived assets including goodwill and purchased intangible assets are an integral part of, but not limited to, our strategic reviews of the business and operations performed in conjunction with restructuring actions. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We also record our share of impairment charges recorded by our equity method investees. No impairment charges have been recorded to date relating to goodwill and other identified intangibles, except for an impairment recorded in 2002 for our equity method investee.

Restructuring. Due to the slowing economy and the resulting decline in advertising revenue, we announced a work force reduction program affecting the majority of our newspapers in the second quarter of 2001. We eliminated approximately 1,600 positions and we recorded a pre-tax expense in June 2001 of $78.5 million in reserves in connection with the restructuring. This expense included estimates pertaining to employee separation costs and the settlement of certain contractual obligations in accordance with the Emerging Issues Task Force (EITF) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” As of June 29, 2002, the plan was substantially complete.

Pension and postretirement benefits. We have significant pension and postretirement benefit costs and credits that are developed from actuarial valuations. These valuation assumptions include health care cost trend rates, salary growth, long-term return on plan assets, discount rates and other factors. Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. The salary growth assumptions reflect our long-term actual experience and future and near-term outlook. Long-term return on plan assets is determined based on historical results of the portfolio and management’s expectation of the current economic environment. The discount rate assumption is based on current investment yields on AA-rated corporate long-term bond yields. Actual results that differ from these assumptions are accumulated and amortized over the future life of the plan participants. For an explanation of these assumptions, see “Note 11. Pension and Other Postretirement Benefit Plans” on pages 59 through 62. While we believe that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect the pension and other postretirement benefits costs and obligations.

Self-insurance and deductibles on casualty insurance. We are self-insured for the majority of our group health insurance costs. We rely on claims experience and the advice of consulting actuaries and administrators in determining an adequate liability for self-insurance claims. We also have deductibles of up to $1 million on various casualty insurance programs, which we have determined to be adequate for the type of risk. We continuously review the adequacy of our insurance coverage.

Income taxes. Income taxes are recorded in accordance with SFAS 109 – “Accounting for Income Taxes.” We file a federal consolidated income tax return and state consolidated, combined or separate returns depending upon state requirements. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. We maintain a liability to cover the cost of additional tax exposure items on the filing of federal and state income tax returns. Adjustments arise from a variety of factors, including different interpretation of statutes and regulations.

Legal. We are involved in certain claims and litigation related to our operations, including ordinary routine litigation incidental to our business. See “Note 14. Commitments and Contingencies” on pages 64 and 65 for further information. Our management reviews and determines which liabilities, if any, arising from these claims and litigation could have a material adverse effect on our consolidated financial position, liquidity, results of operations or properties. Management assesses the likelihood of any adverse judgments or outcomes as well as potential ranges of probable losses. Determination of the amount of reserves required for these contingencies is made after analysis and discussion with counsel.

Commitments and contingencies. We have ongoing purchase commitments with SP and Ponderay, our two newsprint mill partnership investments. We are committed to purchase at least $42.5 million and $13.8 million of newsprint in 2004 from SP and Ponderay, respectively, at current market prices. We also have a sales commitment with DN to supply 50% of their newsprint requirements, which in 2004 will be approximately $27.4 million. We have the resources necessary to fulfill these commitment in 2004.

Business Summary

We report two operating business segments: Newspaper and Online. The Newspaper segment represented 97.3% of total operating revenue. Advertising revenue within this segment represented 75.0% of total operating revenue. Retail, Classified and National advertising revenue represented 48.7%, 36.5% and 14.8%, respectively, of total advertising revenue. Circulation revenue comprised 19.0% of total operating revenue. For further information, please refer to “Note 5. Business Segments” under the Consolidated Financial Reports contained in this report.

Advertising revenue is primarily determined by the linage, rate and mix of advertisement. The advertising rate depends largely on our market reach, primarily through circulation, and market dominance. Circulation revenue is based on the number of copies sold and the subscription rate charged to customers.

Our overall circulation makes us the second largest newspaper company in the United States. We operate in several large metropolitan areas, and ours are the dominant newspapers in most of the locations we serve.

For the past three years, our larger markets have been particularly hard hit in the Classified Employment category, the result of the nationwide downturn in hiring. Unemployment levels of approximately 6% throughout 2003 drove the adverse impact: Philadelphia help wanted was down 19.2%, Kansas City was down 16.2% and San Jose, where the unemployment level fluctuated between 8.8% and 7.2%, was down 33.1%. All of our other large markets were soft as well, although Fort Worth turned sharply positive in the fourth quarter. With the national economy showing increasing strength, we are projecting a modest increase for the coming year in this category.

Our Retail category increased last year on the strength of office supplies, home improvement, drugstores and general merchandise, as well as a 12.4% increase in preprint revenue, on a 9.7% volume increase. However, the department store category was soft and after a good start early in the year, advertising from department stores began to decline. Traditional department stores, like Macy’s and Dillard’s face strong competition from stores like Wal-Mart and Costco and they are working hard to realign and redefine their business strategies.

National advertising showed the strongest percentage growth year-over-year, at 10.3%, with increases in all four quarters. Advertisers recognize that newspapers, unlike television and radio, remain a genuine mass medium and are more responsive and flexible to their needs.

Although we continue to expand our core revenue sources, we launched a Revenue Task Force in 2003 to identify new sources of revenue. We are now implementing those initiatives that best fit our strategy and have the highest return. Our target for the coming year is $30 million. We are optimistic that the number is achievable. We will focus on the following areas: national, automotive and help wanted, sales force staffing, paid content, niche publications, retail majors and ROP zoning. We also have established a national marketing group in response to the rapidly evolving retail and national environments.

For total classified and for total advertising revenue, we are projecting an increase in the mid single digits.

In recent years, many newspapers nationwide have experienced declines in circulation copies and revenue. Increased competition, particularly from the Internet, has caused the decline in copies. We have increased discounting as a primary tactic to grow circulation, which caused our revenue to decline. Over the past two years we have increased our circulation (in 2003, excluding Detroit and Fort Wayne, where we have joint operating agreements); nevertheless, growing both circulation copies and growing revenue remains a challenge to our industry and us.

Our plans for the coming year include telemarketing and selective discounting, along with increased use of crew sales, kiosks, single-copy insert coupons and direct mail promotions. Recently enacted telemarketing rules adopted by the Federal Trade Commission and Federal Communications Commission, including the National Do-Not-Call Registry and regulations will have an impact on our ability to source subscriptions through telemarketing, but we have yet to determine the extent. There are two favorable factors: (a) not everyone will elect to be included on the register, and (b) our newspapers will still be able to contact persons with whom they have an established business relationship or from whom they obtained express consent.

In response to the economic downturn, newspapers have focused attention on cost reduction. In 2001, we implemented a work force reduction program. In 2002, we launched an Operations Task Force to identify savings that could be applied companywide. The Task Force teams investigated opportunities in content, production, technology, people, administration, vendor management, smaller papers and circulation. We began implementing their recommendations in 2003. In total, we anticipate incremental savings of more than $50 million in 2004.

In 2003, overall costs were up just 2.5%, despite a 5.6% rise in newsprint costs and a 25.2% increase in benefits costs. FTEs were down 1.6% in 2003, following declines of 7.5% and 7.3% in 2001 and 2002, respectively. For the coming year, we anticipate increases in newsprint and benefits (primarily pension and postretirement benefits) in the low double digits and mid single digits, respectively. However, due to certain cost efficiencies, we expect the newsprint, ink and supplements line to only increase in the high single digits. FTEs should be down another 0.5%, with the core down 1.0% but with another 0.5% added back for various Revenue Task Force initiatives.

Our online segment performed very well in 2003. Revenue of $79.7 million was up 44.2% and operating income of $15.2 million compared with a loss of $8.9 million the previous year. KRD unique visitors averaged 8.0 million per month, up 18.9%. The strong results reflect increases in all of KRD’s revenue streams. KRD management is focused on growing revenue, managing costs, and increasing unique visitors. The team is also focused on maximizing the benefit of the recent AOL and MSN traffic agreements with CareerBuilder. We project a solid trajectory of growth for this segment in 2004.

Our net income and diluted earnings per share are further determined by the level of interest expense, losses from investees, effective tax rate and the number of shares repurchased (net of the shares issued pursuant to stock option and purchase plans).

We have entered into interest rate swap agreements to reduce our overall interest cost. Our average cost of debt, including the benefit of swaps, was 4.3% at the end of fiscal 2003. In 2003, we used $49.6 million of our excess cash to pay down debt. In addition to historically low interest rates during 2003, debt reductions over the past few years have helped reduce interest expense.

Losses from investees declined over the past year and we expect further improvement in 2004 as the price per ton of newsprint is projected to increase, benefiting our newsprint mill investees.

Our effective tax rate was lower in 2003 than in 2002, mainly due to favorable tax settlements during the year. We anticipate the effective tax rate to be 38% in 2004, and we continue to evaluate opportunities to reduce our income tax expense.

Our shares outstanding decreased in 2003, the result of our continued commitment to eliminate dilution from employees stock option and purchase plans, and to allocate free cash flow to share repurchases.

Our businesses continue to provide sufficient cash for our operations and capital expenditures. Moreover, we intend to use future cash flow for the payment of dividends and repurchase of shares, as well as strategic acquisitions.

Consolidated Results of Operations: For the fiscal years ended December 28, 2003, December 29, 2002, and December 30, 2001:

Our fiscal year ends on the last Sunday of the calendar year. Results for 2003, 2002 and 2001 are for the 52-weeks ended December 28, December 29 and December 30, respectively. The following tables set forth the consolidated results of operations for the periods ended December 28, 2003, December 29, 2002 and December 30, 2001 (in thousands, except per share data):

				% Change

	2003	2002	2001	03-02	02-01

Operating revenue	$2,945,991	$2,926,835	$2,982,626	0.7	(1.9)
Operating income	567,607	605,362	461,755	(6.2)	31.1
Net income before cumulative effect of change in accounting principle of unconsolidated company	296,071	281,727	184,824	5.1	52.4
Cumulative effect of change in accounting principle of unconsolidated company	—	(24,279)	—	*	*

Net income	$296,071	$257,448	$184,824	15.0	39.3

Net income includes the following expenses:
Cumulative effect of change in accounting principle of unconsolidated company	$—	$24,279	$—
CareerBuilder – LLC Conversion	—	11,304	—
Goodwill and other identified intangibles amortization	—	—	55,300
Losses on investments	—	—	7,099
Work force reduction	—	—	47,100

	$—	$35,583	$109,499

Diluted earnings per share before cumulative effect of change in accounting principle of unconsolidated company	$3.63	$3.33	$2.16	9.0	54.2
Cumulative effect of change in accounting principle of unconsolidated company	—	(0.29)	—	*	*

Diluted earnings per share	$3.63	$3.04	$2.16	19.4	40.7

Diluted earnings per share includes the following expenses:
Cumulative effect of change in accounting principle of unconsolidated company	$—	$0.29	$—
CareerBuilder – LLC Conversion	—	0.13	—
Goodwill and other identified intangibles amortization	—	—	0.65
Losses on investments	—	—	0.08
Work force reduction	—	—	0.55

	$—	$0.42	$1.28

* Percent not meaningful

Diluted earnings per share for 2002 included charges of $0.29 per share for the cumulative effect of change in accounting principle of Career Holdings, an equity method investee, related to its adoption of SFAS 142 and $0.13 per share for the conversion of Career Holdings, Inc., from a C corporation to a limited liability company (LLC). Diluted earnings per share for 2001 included goodwill and other identified intangibles amortization of $0.65 per share, work force reduction charges of $0.55 per share and losses on investments of $0.08 per share.

The increase in diluted earnings per share in 2003 was primarily due to a 3.8% decrease in the weighted-average number of shares outstanding and the absence of the CareerBuilder charge in the current year. A $19.2 million increase in operating revenue was offset by a $56.9 million increase in operating costs, primarily related to higher employee benefit costs and newsprint expense. Earnings benefited by a $5.4 million decrease in net interest expense and a $38.2 million decrease in losses from equity investments. A lower effective tax rate for the year versus the prior year also positively affected earnings per share.

Excluding the unusual items identified above, our diluted earnings per share increased $0.02 from 2001 to 2002. A 19.8% decrease in newsprint, ink and supplements was offset by a 6.8% decrease in classified revenue, resulting in a 0.7% increase year-over-year in operating income. A decrease in net interest expense, a lower effective tax rate and a 1.1% decline in the weighted-average number of shares outstanding positively affected earnings per share. Partially offsetting these favorable items was an increase in losses from investees.

Newspaper Division

Operating Revenue. The following table summarizes the results of the Newspaper Division for the fiscal years ended December 28, 2003, December 29, 2002, and December 30, 2001 (in thousands):

				% Change

	2003	2002	2001	03-02	02-01

Operating revenue
Advertising
Retail	$1,102,841	$1,097,445	$1,073,789	0.5	2.2
National	329,611	300,622	297,033	9.6	1.2
Classified	776,408	808,875	883,600	(4.0)	(8.5)

Total	2,208,860	2,206,942	2,254,422	0.1	(2.1)

Circulation	559,234	572,973	594,726	(2.4)	(3.7)
Other	98,160	91,617	91,443	7.1	0.2

Total operating revenue	$2,866,254	$2,871,532	$2,940,591	(0.2)	(2.3)

Average circulation
Daily	3,784	3,800	3,802	(0.4)	0.0
Sunday	5,144	5,148	5,154	(0.1)	0.0
Advertising linage (Full-run)
Retail	14,898	15,883	15,796	(6.2)	0.6
National	2,704	2,508	2,565	7.8	(2.2)
Classified	18,425	18,192	17,901	1.3	1.6

Total	36,027	36,583	36,262	(1.5)	0.9

Total advertising revenue for 2003 was 0.1% higher than for 2002. A 0.5% increase in retail revenue and a 9.6% increase in national revenue were largely offset by a 4.0% decline in classified revenue. Total advertising revenue declined 2.1% for the year ended December 29, 2002 compared with the same period in 2001 due to an 8.5% decrease in classified revenue, partially offset by a 2.2% increase in retail revenue and a 1.2% increase in national revenue.

Retail revenue increased 0.5% from 2002 to 2003 due to a 10.2% increase in preprint revenue and a 2.3% increase in the full-run ROP average rate, partially offset by a 6.2% decrease in the full-run average linage. Specialized publications revenue, up 8.8%, and TMC revenue, up 6.5%, also contributed to the increase in retail revenue. Miami, Kansas City, Columbia and Biloxi were responsible for most of the increase, up 1.4%, 1.7%, 4.5% and 7.3%, respectively. Compared with 2001, retail advertising revenue in 2002 increased 2.2% due to a 0.6% full-run ROP linage increase, an 8.3% increase in preprint and a 37.6% increase in TMC revenue, partially offset by a 3.1% decrease in the full-run ROP average rate. Miami, Contra Costa, Philadelphia and San Jose were responsible for most of the increase, up 5.8%, 6.9%, 2.1% and 4.5%, respectively.

National revenue increased mostly in Akron, Charlotte, Contra Costa, Fort Worth, Philadelphia and San Jose in 2003 compared with the same period in 2002, up 54.2%, 11.0%, 27.3%, 12.5%, 9.4% and 18.5%, respectively. A 7.8% increase in full-run ROP linage along with a 25.2% increase in preprint revenue drove the 2003 increase over 2002. Telecommunications was largely responsible for the increase, with additional support from travel, automotive and financial. National advertising revenue increased 1.2% in 2002 from 2001 due to a 2.5% increase in the full-run ROP average rate and a 42.9% increase in TMC revenue, partially offset by a 2.2% decrease in full-run ROP linage. Miami and Kansas City had the largest increases, up 8.4% and 9.8%, respectively.

Classified revenue continued declining in 2003 compared to 2002, but at a reduced rate than in 2002 compared to 2001. There was a 7.7% decline in the full-run ROP average rate, driven largely by declines in employment revenue. The decline in the full-run ROP rate was partially offset by an 18.0% increase in part-run linage. Declines in classified recruitment in our largest markets drove the overall decline with San Jose, Contra Costa, Kansas City, Saint Paul and Philadelphia, down 38.2%, 27.2%, 23.6%, 21.9% and 21.2%, respectively, compared with 2002. Significant declines in classified – other revenue in San Jose, Kansas City, Charlotte and Fort Worth down 67.2%, 42.9%, 35.6% and 29.9%, respectively, partially offset a 69.5% increase in Miami and also served to reduce classified revenues in 2003. Overall, classified automotive declined by 1.2% compared with 2002 and classified real estate increased by 7.3%.

Classified advertising revenue decreased 8.5% in 2002 from 2001 due to a full-run ROP average rate decrease of 11.0%, driven by declines in the recruitment category, partially offset by a 1.6% increase in full-run ROP linage. As in 2003, declines in classified recruitment in our largest markets were responsible, with San Jose down 27.5% and Philadelphia down 11.7%. The automotive, real estate and other categories increased.

During 2004, we expect advertising revenue to grow in the mid single digits, with half of this increase coming from core business and the other half from new initiatives. We expect national and classified revenue to be somewhat stronger than retail revenue. Retail revenue is generally healthy, with the exception of department stores. National revenue continues to be solid. Classified revenue assumes some comeback in auto revenue and sustained strength in real estate revenue, but with only a modest increase in employment revenue. This outlook reflects both current economic indicators and our inclination to be conservative, even in the face of positive signals.

Circulation revenue declined by 2.4% in 2003 compared with 2002 largely due to a 3.3% reduction in the average rate resulting from increased discounts on subscription rates. Including Detroit and Fort Wayne, circulation copies decreased 0.4% daily and 0.1% for Sunday. Circulation copies increased in all but one of our major markets for both daily and Sunday papers. Circulation revenue decreased 3.7% in 2002 from 2001 due to increased discounting and price rollbacks, primarily confined to Sunday single copy in five markets. Circulation copies were flat both daily and Sunday. Increases in Philadelphia, Fort Worth and Bradenton were offset by decreases in Kansas City, Columbus and Charlotte.

From 2002 to 2003, other revenue increased by 7.1% as a result of significant increases in commercial printing, alternate distribution and miscellaneous revenue. Other revenue increased 0.2% in 2002 from 2001 due to an increase in earnings from Detroit, partially offset by decreases in commercial printing, specialized publications and event marketing revenue.

Operating Costs. The following table summarizes operating costs for the periods ended December 28, 2003, December 29, 2002, and December 30, 2001 (in thousands):

				% Change

	2003	2002	2001	03-02	02-01

Operating costs
Labor and employee benefits	$1,128,814	$1,076,976	$1,134,584	4.8	(5.1)
Newsprint, ink and supplements	393,747	375,776	461,872	4.8	(18.6)
Other operating costs	648,167	654,602	648,006	(1.0)	1.0
Depreciation and amortization	103,595	113,941	176,029	(9.1)	(35.3)

Total operating costs	$2,274,323	$2,221,295	$2,420,491	2.9	(8.2)

Labor and employee benefits increased 4.8% in 2003 compared with 2002. A 2.6% increase in the average wage rate per employee was partially offset by a 1.5% reduction in FTEs. In addition, employee benefits increased by 19.6% due to a $15.4 million 2002 favorable adjustment to postretirement benefit expenses in Philadelphia related to a structural change in the Guild’s severance plan (read below for a more detailed explanation). Pension costs increased by 21.9% ($10.6 million) and health insurance expenses increased by 13.3% ($12.8 million). The increase in pension cost was due to declines in market value of pension plan assets. Moreover, health care insurance costs continue to increase even as our employees contribute greater amounts to offset those costs. During 2004, we expect to hold health care costs flat, while we anticipate an increase in pension costs due to the lower return-on-asset assumption from 9% to 8.75% and a lower discount rate.

Labor and employee benefits decreased 5.1% in 2002 from 2001, primarily due to a restructuring charge related to a work force reduction in 2001. Due to the slowing economy and the resulting decline in advertising revenue in the second quarter of 2001, we announced a work force reduction program that affected the majority of our newspapers. The work force reduction plan eliminated approximately 1,600 positions through early retirement, voluntary and involuntary buyouts and attrition. As a result, we incurred pre-tax charges of approximately $78.5 million related to employee severance costs and benefits during 2001. Excluding this work force reduction charge in 2001, labor and employee benefits increased 2.0%. The increase was a result of higher health insurance costs, bonuses and incentive costs in 2002 and a 3.3% increase in the average wage rate per employee, partially offset by a 7.0% decrease in the number of FTEs. In December 2002, Philadelphia transferred certain severance obligations previously accounted for as postretirement benefits under a company-sponsored plan to a multi-employer plan. An employer participating in a multi-employer plan recognizes the required contribution each period as pension expense. Accordingly, upon the transfer, a gain of $15 million was recognized, consisting of the previously recorded $18 million postretirement obligation at the date of transfer, net of a required $3 million contribution.

Newsprint, ink and supplements expense increased 4.8% in 2003 compared with 2002. This increase was driven largely by a 5.6% increase in the average cost per ton of newsprint, an increase in consumption of 0.3% and higher costs of ink and supplements of 0.9%. The decrease in 2002 from 2001 resulted from a 20.4% decline in the average cost per ton of newsprint, a 5.4% decline in the cost of ink and supplements and a 2.5% decrease in consumption. The decline in newsprint consumption was due primarily to decreases in classified employment advertising linage and commercial printing, and a decrease in the web width of some newspapers. During 2004, we expect the price of newsprint to rise in the low double digits, but, due to certain cost efficiencies, we expect the newsprint, ink and supplements line will increase only in the high single digits.

Other operating costs decreased 1.0% in 2003 when compared with 2002. This decrease was driven by reductions in professional fees, office supplies, communication costs and bad debt expenses. Other operating costs increased by 1.0% in 2002 from 2001.

Depreciation and amortization expense decreased 9.1% in 2003 compared with 2002 due to lower levels of capital spending in recent years. SFAS 142 was adopted at the beginning of 2002 and resulted in a decrease of 35.3% in depreciation and amortization expense for the year compared to 2001. No longer amortizing goodwill and indefinite lived intangibles caused an increase in operating income of $60.9 million and an increase in net income of $55.3 million, or $.65 per share, in 2002. Excluding the effect from the adoption of SFAS 142, depreciation and amortization expense decreased 1.1%.

Online Division

Online Activities. During the first quarter of 2000, we consolidated all of our Internet operations under a wholly-owned subsidiary, Knight Ridder Digital (KRD). Previously, our Internet activities were reported and managed as a part of our newspaper operations. KRD coordinates all of our online efforts, including the Web sites previously operated by the newspapers. KRD operates and manages the Real Cities Network, which consists of all Knight Ridder Web sites and those of several media affiliates.

Operating Revenue and Costs. The following table summarizes operating revenue and costs for the periods ended December 28, 2003, December 29, 2002 and December 30, 2001 (in thousands):

				% Change

	2003	2002	2001	03-02	02-01

Operating revenue
Advertising
Retail	$8,664	$4,756	$7,266	82.2	(34.5)
National	7,068	4,706	2,632	50.2	78.8
Classified	55,723	39,293	26,026	41.8	51.0

Total	71,455	48,755	35,924	46.6	35.7

Other	8,282	6,548	6,111	26.5	7.1

Total operating revenue	79,737	55,303	42,035	44.2	31.6

Operating costs
Labor and employee benefits	26,363	27,087	31,859	(2.7)	(15.0)
Other operating costs	34,483	31,935	38,877	8.0	(17.9)
Depreciation and amortization	3,677	5,154	2,801	(28.7)	84.0

Total operating costs	64,523	64,176	73,537	0.5	(12.7)

Operating income (loss)	$15,214	$(8,873)	$(31,502)	*	71.8

Average monthly unique visitors	8,016	6,738	5,923	19.0	13.8

* Percent not meaningful

Revenue for the Online Division was up 44.2% in 2003 compared with 2002, driven largely by increases in all upsell revenue categories, resulting from the implementation of a new upsell strategy and launching of retail upsell packages in 2003. Revenue in 2002 compared with 2001 was up 31.6%, driven by increases in recruitment packages, recruitment and other upsell and content syndication. Reach for KRD properties, defined as the percentage of all online users in the nation who used any of KRD’s Web sites, increased from 5.1% in 2001 to 5.3% in 2002 and to 5.9% in 2003. Average monthly unique visitors increased from 5.9 million in 2001 to 6.7 million in 2002 and to 8.0 million in 2003. (Our audience grew by 20% in our top markets in 2003 and by 3% in all of our markets compared with 2002). The growth resulted from enhancements to our local Web sites, making them more user-friendly to our advertisers and readers, highly valuable and frequently updated content coupled with increased visibility of our sites in Web search engines, and strategies that combined ads in print with online ads drawing people to classifieds and other areas of our sites.

The cost of labor and employee benefits decreased by 2.7% in 2003 compared with 2002, driven largely by a 7.6% reduction in FTEs. Labor and employee benefits expenses declined 15.0% in 2002 from 2001 due to a 32.4% reduction in FTEs. Other operating costs increased 8.0% in 2003 compared with 2002 as a result of purchasing a new order entry system, fees for sales and technology consultants and other professional fees and software license expenses. In 2002 other operating costs decreased from 2001 due to focused efforts to achieve significant reductions in hosting service costs, content and wire service costs, promotion-related expenses and other administrative costs. The decrease in depreciation and amortization expense in 2003 is the result of write-offs of certain assets, including a significant amount of outdated software, in the second half of 2002. Depreciation and amortization expense increased in 2002 from 2001 due to the launch in early 2002 of a single digital platform (a shared-content-

management and Web-serving database for all of the KRD Web sites) and the costs associated with the new KRD offices.

Corporate and Other Non-Operating Items

Interest expense decreased $4.2 million, or 5.6%, in 2003 compared with 2002 and by $25.9 million, or 25.7%, in 2002 from 2001. The decrease in each year was due primarily to lower weighted-average interest rates and a decline in the average debt balance. During 2003 and 2002 interest rates were at historically low levels and it is anticipated that as the U.S. economy improves, interest rates will increase, resulting in higher interest expense in the future. Capitalized interest expense, which reduced net interest expense for the year, increased by $1.4 million in 2003 over 2002 due largely to the construction of our new Kansas City production plant.

For the year 2003, losses from equity investments declined to $24.1 million from $62.3 million in 2002. The improved results in 2003 are attributable to an $8.0 million reduction in losses from our newsprint mill investments stemming from the increase in the cost per ton of newsprint that began in the latter part of 2003. In addition, our loss from our equity investment in CareerBuilder declined by $27.5 million as one-time charges, described below for 2002, did not recur in 2003. The Seattle Times also added to the losses from equity investments in 2003, offset somewhat by income from Classified Ventures and Knight Ridder/Tribune Information Services.

In 2002, losses from equity investments rose to $62.3 million from $16.1 million in 2001, an increase of $46.2 million. This was the result of one-time charges totaling $25.5 million explained below and a decline of $37 million from our newsprint mill investments, reflecting the substantial decline in the price of newsprint in 2002 from 2001.

These one-time charges in 2002 related to our investment in CareerBuilder LLC. They were: (a) a $7.5 million charge in the first quarter for severance expense and other costs resulting from the relocation of offices and abandonment of certain assets, and (b) an $18 million charge ($.13 per share after tax) associated with the conversion of CareerBuilder from a corporation into a limited liability company. The conversion resulted in a taxable gain to CareerBuilder to the extent the fair value of its assets was greater than the tax basis on the date of the conversion. There was no gain recognized for financial accounting purposes upon this conversion. Accordingly, CareerBuilder recorded a tax expense and paid taxes of approximately $36.0 million. We recorded our 50% share of this expense as part of the loss from equity investments.

CareerBuilder’s conversion to an LLC also triggered the recognition of a tax loss in 2002. Since the acquisition of our interest in CareerBuilder, we had recorded tax benefits in the form of deferred taxes for our share of the losses arising from CareerBuilder’s operating results. The conversion allowed us to recognize these losses for income tax purposes as the conversion was treated as a sale of the stock of CareerBuilder for its fair market value. This capital loss was carried back and applied against taxes paid in prior years. We received a tax refund of $36.0 million related to the loss carry-back claim. Because we had previously recorded the losses for financial statement reporting, the recognition of the tax loss did not affect our results of operations. Following the conversion to an LLC, our share of CareerBuilder’s operating results is included in our consolidated tax returns. Unlike “C” corporations, which are separate entities subject to income tax, LLCs generally are not taxable entities, and their operating results are included in those of its members.

In 2002, unfavorable non-operating items were slightly offset by an increase in earnings of the Seattle Times Company and the ongoing operations of CareerBuilder.

Acquisitions and Dispositions

In the first quarter of 2001, we sold our holdings in InfoSpace, Inc., AT&T, Webvan Group, inc. and other smaller Internet-related investments, realizing an aggregate pre-tax loss of approximately $11.9 million. Additionally, we recorded other-than-temporary declines in a number of other cost basis Internet-related investments of $16.8 million in 2001.

In November 2001, CareerBuilder acquired Headhunter.net, an online recruitment and career development business, for $9.25 per share in cash, or approximately $217 million. The acquisition was funded by capital contributions from both Knight Ridder and Tribune Co. Our share was $108.5 million. On October 2, 2002, we and Tribune Co. each sold one-third of our respective interest in CareerBuilder to Gannett Co. Inc., for $98.2 million. Our share of the proceeds was approximately $49 million. The sale price was equal to our carrying value and no gain or loss was recorded on the sale. We currently own a 33.3% interest in CareerBuilder, through KRD.

On January 8, 2002, we sold our stock in MatchNet plc, realizing proceeds of $651,000 and recording an aggregate pre-tax loss of approximately $4.3 million. Additionally, we recorded other-than-temporary declines in a number of other cost-basis Internet-related investments of $3.1 million in 2002. As of December 29, 2002, the carrying value of the remaining cost-basis investments was $1.6 million.

On March 3, 2003, we sold our one-third share of InfiNet Company to Gannett Co. Inc., for approximately $4.5 million, and recorded a $1.0 million pre-tax gain on the sale.

On May 5, 2003, we amended our agreement with the Journal Gazette Company to extend our joint operating agreement in Fort Wayne, Indiana, to the year 2050. Under the amended terms, we increased our partnership interest from 55% to 75%. The joint operating agreement governs the partnership and operation of Fort Wayne Newspapers, the agency that handles advertising sales, printing, distribution and administration of the two daily newspapers. The transaction resulted in a $42 million increase in our goodwill balance on the Consolidated Balance Sheet.

Liquidity and Capital Resources

Cash was $33.5 million at December 28, 2003, compared with $39.3 million at December 29, 2002. During 2003, cash flows from operating activities were used to fund treasury stock purchases of $286.0 million, common stock dividends of $94.9 million and debt reduction of $49.6 million. During 2002, cash flows from operating activities were used to fund treasury stock purchases of $257.1 million and pay dividends of $84.8 million and to reduce debt by $112.1 million.

Cash provided by operating activities was $446.1 million in 2003, compared with $438.1 million in 2002. The increase was due to lower cash contributions in excess of pension and other retirement benefit plan expenses, increases in federal and state income taxes payable and higher net income, partially offset by decreases in provisions for deferred taxes and lower distributions in excess of losses from investees. Cash provided by operating activities was $438.1 million in 2002, compared with $464.2 million in 2001. The decrease was due to $151.3 million in cash contributions in excess of pension and other post retirement benefit plan expenses, partially offset by higher net income (due primarily to the 2001 work force reduction after-tax charge of $47.1 million), and increases in non-cash charges to earnings from the provision for deferred taxes and the cumulative effect of a change in accounting principle.

At December 28, 2003, working capital was $71.0 million, compared with $72.4 million at December 29, 2002. The decrease in working capital from 2002 to 2003 was due primarily to a decline in accrued compensation of $35.0 million and a decline in short-term borrowings of $19.8 million, partially offset by an increase in federal and state income taxes payable of $16.4 million. At December 29, 2002, working capital was $72.4 million, compared with $55.5 million at December 30, 2001. The increase in working capital from 2001 to 2002 was due primarily to a decline in federal and state income taxes payable of $53.1 million, partially offset by a decline in prepaid expenses of $13.7 million.

During 2003, cash required for investing activities was primarily for the purchase of $73.2 million of property, plant and equipment, and the acquisition and additional investment in businesses of $70.4 million. The following transactions are included in the total payments for 2003 acquisitions and additional investments: the payment for the increase in the partnership interest in the Fort Wayne Newspapers, and repayments to SP of a $6.7 million related to an obligation that arose in August 1985 in connection with an advance to us by SP and a $2.0 million cash payment to SP in exchange for additional equity. The total payments to SP of $8.7 million have been reflected as an increase in the investment on our Consolidated Balance Sheet. Also during 2003, we provided $16.4 million to CareerBuilder to fund ongoing operations. Partially offsetting these cash outlays were proceeds from the sale of investments of $13.5 million. During 2002, cash required for investing activities related primarily to the purchase of $70.0 million for equipment, partially offset by proceeds from the sale of investments, principally our one-sixth interest in CareerBuilder, LLC.

We invest excess cash in short-term investments, depending on projected cash needs from operations, capital expenditures and other business purposes. We supplement our internally generated cash flow with a combination of short- and long-term borrowings. Average outstanding commercial paper during the year was $390.2 million, with an average effective interest rate of 1.1%. At December 28, 2003, our $895 million revolving credit agreement, which supports the commercial paper and our letters of credit outstanding, had remaining availability of $472.8 million. The revolving credit facility matures in 2006.

During the second quarter of 2001 and the first quarter of 2002, we entered into certain interest rate swap agreements. We entered into these agreements to manage interest rate exposure by achieving a desired proportion of fixed rate versus variable rate debt. The swap agreements expire at various dates in 2005, 2007, 2009 and 2011 and effectively convert an aggregate principal amount of $500 million of fixed-rate long-term debt into variable-rate borrowings. The variable interest rates are based on the three- or six-month London InterBank Offering Rate (LIBOR) plus a rate spread. For the year ended December 28, 2003, the weighted-average variable interest rates under these agreements were 3.5% versus the fixed rates of 8.1%. The fair value of the swap agreements at December 28, 2003, and December 29, 2002, totaled $46.9 million and $58.8 million, respectively, recorded on the consolidated balance sheet as other non-current assets, with the offsetting adjustment to the carrying value of the long-term debt. On January 5, 2004, we entered into additional interest rate swap agreements, increasing our percentage of variable-rate borrowings to about 70%. We do not trade or engage in hedging for speculative or trading purposes, and hedging activities are transacted only with highly rated financial institutions, reducing the exposure to credit risk.

At December 28, 2003, our short- and long-term debt was rated by the three major credit-rating agencies listed below. There was no change from 2002:

	Short-Term Debt	Long-Term Debt

Moody’s	P1	A2
Standard & Poor’s	A-1	A
Fitch	F1	A

We have access to our $895 million revolving credit facility and term loan agreement, which support our commercial paper, and our $200 million extendable commercial notes. Our future ability to borrow funds and the interest rates on those funds could be adversely impacted by a decrease in our debt ratings and by negative conditions in the debt capital markets.

During 2003, we repurchased 4.3 million common shares at a total cost of $286.0 million and an average cost of $66.99 per share. At year-end, authorization remained to purchase 3.2 million shares.

Our operations have historically generated strong positive cash flow that along with our commercial paper program, revolving credit lines and our ability to issue public debt, have provided adequate liquidity to meet short- and long-term cash requirements, including requirements for working capital and capital expenditures.

The following table summarizes our contractual obligations and other commercial commitments as of December 28, 2003 (in thousands):

	Payments Due By Period

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt	$1,135,037	$—	$106,385	$109,153	$919,498
Commercial Paper (a)	365,404	20,000	—	345,404	—
Operating leases	91,682	22,976	32,403	20,911	15,392
Total contractual obligations	$1,592,123	$42,976	$138,788	$475,468	$934,891

	Payments Due By Period

Other Commercial Commitments	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years

Standby letters of credit (b)	$56,500	$56,500	—	—	—
Guarantees (c)	13,230	13,230	—	—	—
Capital lease obligations	—	—	—	—	—
Total commercial commitments	$69,730	$69,730	—	—	—

(a)	Commercial paper is supported by $895 million revolving credit facility, which matures on June 15, 2006.
(b)	In connection with our insurance program, letters of credit are required to support certain projected workers’ compensation obligations.
(c)

We guarantee 13.5% of the debt of Ponderay Newsprint Company, a newsprint mill investment. For the years ended December 28, 2003, and December 29, 2002, these guarantees totaled $13.2 million and $16.2 million, respectively.

We have ongoing purchase commitments with SP and Ponderay, our two newsprint mill partnership investments. These future commitments are for the purchase of a minimum of 77,000 metric tons and 25,000 metric tons of newsprint annually with SP and Ponderay, respectively. In 2003 and 2002, we paid SP $62.4 million and $62.8 million, respectively, and paid Ponderay $14.9 million and $20.9 million, respectively.

Our capital-spending program includes normal replacements, productivity improvements, capacity increases, building construction and expansion and purchase of printing press equipment. Over the past three years, capital expenditures have totaled $237.8 million for additions and improvements to properties.

Additions to property, plant and equipment, including Detroit, amounted to $99.2 million in 2003. This was a $13.0 million increase over the $86.2 million we spent in 2002. Expenditures in 2003 included $37.1 million for a new production plant in Kansas City scheduled for completion in 2006, $24.8 million for our share of the cost of the new production plant in Detroit scheduled for completion in 2005, $4.2 million for production equipment replacement in Philadelphia and $3.1 million for Wichita’s press project, scheduled for completion in 2004. In 2004, we expect approximately $157 million in capital expenditures, primarily for the new plant in Kansas City and our share of the Detroit plant investment. The press replacement projects are expected to significantly improve reliability, speed, print quality and page and color capacity, and reduce waste.

Off-Balance Sheet Arrangements

We guarantee 13.5% of the debt of Ponderay Newsprint Company’s credit facility. The guarantee arose in April 2000 when Ponderay restated its credit agreement with a bank consortium to replace a facility used to finance construction of the newsprint mill. We guarantee the portion of the credit facility that matures in April 2006. The guarantee could be triggered by Ponderay’s failure to meet any or all of its bank covenants, at which time we could be liable for the full portion of this guarantee. We account for these guarantees as off-balance sheet instruments, that for 2003 and 2002 totaled $13.2 million and $16.2 million, respectively.

We are a one-third partner of SP Newsprint Co. In November 2002, SP amended and restated its credit agreement with certain lenders. The agreement stipulates that should SP’s consolidated liquidity fall below $5 million, it would be in default of its covenant. We and the other partners would be required to make an equity contribution, in sufficient amount to cure the default. Our contribution is limited to approximately $6.7 million. The obligation ends when SP first meets certain conditions including, but not limited to, predetermined leverage and fixed-charge coverage ratios and certain liquidity requirements. We also had a demand obligation to SP Newsprint Co. for $6.7 million. The obligation arose in August 1985 in connection with an advance to us (and the other partners) by SP. In 2003, SP requested and we repaid this obligation.

Recent Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). Under these rules, a liability for a long-lived asset retirement obligation should be recognized in the period in which it is incurred and should be initially measured at its fair value. Changes in the liability due to the passage of time are recognized as operating expenses in the income statement and referred to as accretion expenses. SFAS 143 is required to be implemented for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have a material impact on our results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146 – “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires recording costs associated with exit or disposal activities at fair value when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon our commitment to an exit plan, which is generally before an actual liability has been incurred. The requirements of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149 – “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” SFAS 149 is effective for contracts with derivative instruments and hedging relationships entered into or modified after June 30, 2003. SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. This statement also amends the definition of an underlying security to conform it to language used in the FASB’s Financial Interpretation (FIN) 45 – “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” We account for our hedges with comparable characteristics similarly; accordingly, the adoption of SFAS 149 did not have a material impact on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150 – “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which addresses how to classify and measure certain financial instruments with characteristics of both liabilities (or an asset, in some circumstances) and equity. SFAS 150 requirements apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our results of operations or financial position.

In December 2003, the FASB issued SFAS No. 132 (revised 2003) – “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition provisions of FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This statement retains the disclosure requirements contained in FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. It requires that information be provided separately for pension plans and for other postretirement benefit plans. The Statement is effective for financial statements with fiscal years ending after December 15, 2003. See “Note 11. Pensions and Other Postretirement Benefit Plans” to the Consolidated Financial Statements.

In November 2002, the FASB issued FASB Interpretation No. 45 – “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We have certain existing guarantees that when modified will require us to record a liability on our balance sheet for the fair market value of the guarantee.

In January 2003, the FASB issued FIN 46 – “Consolidation of Variable Interest Entities." In December 2003, the FASB issued Interpretation No. 46 (revised December 2003) (FIN 46R), which replaces FIN 46. This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," defines what these variable interest entities are and provides guidelines on identifying them and assessing an enterprise's interests in a variable interest entity to decide whether to consolidate that entity. Generally, application on FIN 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 or FIN 46R did not have a material impact on our results of operations or financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Borrowings. By balancing the mix of variable- versus fixed-rate borrowings, we manage the interest-rate risk of our debt. “Note 3. Debt” on pages 49 and 50 of this report includes information related to the contractual interest rates and fair value of the individual borrowings. At various times, we have entered into interest rate swap agreements to manage interest rate exposure in order to achieve a desired proportion of variable-rate versus fixed-rate debt. The fair value of the swaps at December 28, 2003 and December 29, 2002 was $46.9 million and $58.8 million, respectively. As of the end of 2003, approximately 60% of our borrowings were variable-rate. On January 5, 2004, we entered into additional interest rate swap agreements, increasing our percentage of variable-rate borrowings to over 70%. We do not trade or engage in hedging for speculative purposes and hedging activities are transacted only with highly rated financial institutions, reducing the exposure to credit risk.

A hypothetical 50 basis point increase in LIBOR would increase interest expense associated with variable-rate borrowings by approximately $4.3 million and $5.3 million in 2003 and 2004, respectively. The fair value of our fixed-rate debt and interest rate swaps is sensitive to changes in interest rates. A hypothetical 50 basis points increase in interest rates would decrease the fair value of the fixed-rate debt and interest rate swaps by $27.1 million in 2004. This change in fair value of debt obligations excludes commercial paper and other short-term variable-rate borrowings as changes in interest rates would not significantly affect the fair market value of these instruments.

Newsprint. We consumed approximately 647,000 metric tons of newsprint in 2003, excluding Detroit. This represented 13% of our 2003 total operating expenses. Under the caption “Newsprint” on page 4 of this report, we have included information on our suppliers, the long-term purchase agreements used to manage the related risk of price increases, and natural hedges we have in place through our investment in newsprint mills.

A hypothetical 10% increase in newsprint costs would increase newsprint expense by approximately $32 million. Our ownership in SP and Ponderay provide a hedge against price volatility for approximately 50% of our newsprint expense. This $32 million increase in newsprint costs would be partially offset by $16 million in earnings from our newsprint mill investments, and would increase our Earnings from Equity Investees on our Consolidated Statement of Income. Therefore, our pre-tax earnings would decrease by approximately $16 million.

Effect of Inflation and Changing Prices

The Consumer Price Index, a widely used measure of the impact of changing prices, has increased only moderately in recent years, up between 2% and 3% each year since 1991. Although inflation has slowed in recent years, it is still a factor in our economy and we continue to seek ways to mitigate its impact. Moreover, over the past two years we have experienced significant increases in our benefits expense, the result of increases in pension and health care costs. Newsprint expense increased 5.6% in 2003 over the previous year and is projected to increase in the low double digits in 2004. Due to intense competition in recent years, we have been unable to pass cost increases on to our advertising and circulation customers. Therefore, we have focused our efforts on reducing, eliminating and managing our costs better, and on finding new alternative sources of revenue.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of Ernst & Young, LLP, dated February 20, 2004, the Selected Quarterly Financial Data (unaudited) and Schedule II – Valuation and Qualifying Accounts are set forth in Item 15 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, under the supervision and with the participation of management, including the chief executive officer and chief financial officer. Based upon that evaluation, which disclosed no significant deficiencies or material weaknesses, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective in timely alerting us to material information regarding us and our consolidated subsidiaries required to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our management, including the chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the chief executive officer and chief financial officer concluded that there has been no such change during the quarter covered by this report.

Our management, including the chief executive officer and chief financial officer, does not expect that the disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. While no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected, due to the inherent limitations in all control systems, management has concluded that our disclosure controls and procedures and internal controls provide reasonable assurance that the objectives of our control system are met.

PART III

Item 10.	Directors and Executive Officers of the Registrant

We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. This code of ethics is posted on our Web site, www.kri.com, on the “Corporate Governance” page. Any amendments to, or waivers of, this code of ethics will be disclosed on our Web site promptly following the date of such amendment or waiver.

The information required by this item is incorporated by reference to our 2003 Annual Report to Shareholders under “Management Committee” and “Officers” and to our Proxy Statement for the 2004 Annual Meeting of Shareholders under the captions “Nominees for Election for Three-Year Terms Ending 2007,” “Nominee for Election for One-Year Term Ending 2005,” “Directors Continuing in Office Until 2006,” “Directors Continuing in Office Until 2005,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Audit Committee.”

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Shareholders under the captions “Director Compensation,” and “Executive Compensation,” but only up to and including the section entitled “Performance of Knight Ridder Stock.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Principal Holders of the Company’s Stock” and “Stock Ownership of Directors and Officers” under the heading “Information About Knight Ridder Stock Ownership” included in our Proxy Statement for our 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of December 28, 2003, about our common stock that may be issued upon the exercise of options, warrants and rights granted to employees or members of our Board of Directors under all our existing equity compensation plans, including the Employees Stock Purchase Plan, Employee Stock Option Plan and the Compensation Plan for Nonemployee Directors, each as amended:

	(a)		(b)	(c)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)

Equity compensation plans approved by shareholders	10,779,880	(1)	$59.31	3,838,914
Equity compensation plans not approved by shareholders	154,001	(2)	61.49	221,997

Total	10,993,881		$59.34	4,060,911

(1)	Number of securities to be issued and available for future issuance under our Employees Stock Purchase Plan and Employee Stock Option Plan.

(2)

Number of securities to be issued and available for future issuances under our Compensation Plan for Nonemployee Directors (the “Plan”). The Plan was adopted by our Board of Directors effective July 1, 1997. Under the rules of the New York Stock Exchange, no shareholder approval was required for the Plan. Only nonemployee directors are eligible to receive awards under the Plan. This plan is described in greater detail in “Note No. 6 Capital Stock” in the consolidated financial statements presented herein.

Item 13.	Certain Relationships and Related Transactions

The sections entitled “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” in the Proxy Statement for our 2004 Annual Meeting of Shareholders are incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the Proxy Statement for our 2004 Annual Meeting of Shareholders under the captions “Fees and Services of Ernst & Young” and “Audit Committee.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	The following consolidated financial statements of Knight-Ridder, Inc. and its subsidiaries are filed as part of this Form 10-K:

	(i)	Report of Independent Auditors

	(ii)	Consolidated Balance Sheet as of December 28, 2003, and December 29, 2002

	(iii)	Consolidated Statement of Income for the fiscal years ended December 28, 2003, December 29, 2002, and December 30, 2001

	(iv)	Consolidated Statement of Cash Flows for the fiscal years ended December 28, 2003, December 29, 2002, and December 30, 2001

	(v)	Consolidated Statement of Shareholders’ Equity for the fiscal years ended December 28, 2003, December 29, 2002, and December 30, 2001

	(iv)	Notes to Consolidated Financial Statements

(a)(2)	Financial statement schedules required to be filed by Item 8 of this Form, and by Item 15(d) below:

Schedule II - Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions, or are inapplicable, or have been shown in the consolidated financial statements or notes thereto, and therefore have been omitted from this section.

(a)(3)	The list of exhibits is incorporated by reference as part of this Form 10-K.

(b)	Reports on Form 8-K filed during the fourth quarter of 2003.

On October 17, 2003, we filed under Item 9 a Report on Form 8-K, reporting our earnings for the fiscal quarter and three fiscal quarters ended September 28, 2003, and our statistical report for the month and year-to-date ended September 28, 2003.

Report of Independent Auditors

To Shareholders of Knight-Ridder, Inc.

We have audited the accompanying consolidated balance sheets of Knight-Ridder, Inc., as of December 28, 2003, and December 29, 2002, and the related consolidated statements of income, cash flows and shareholders’ equity for each of the three years in the period ended December 28, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(d) for the years ended December 28, 2003, December 29, 2002 and December 30, 2001. These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knight-Ridder, Inc., at December 28, 2003, and December 29, 2002, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 28, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, the company changed its accounting for goodwill and intangible assets in 2002.

/s/ Ernst & Young LLP

San Jose, California
February 20, 2004

Knight Ridder
Consolidated Balance Sheet
(In thousands, except share data)

	Dec. 28, 2003	Dec. 29, 2002

ASSETS
Current Assets
Cash	$33,536	$39,330
Accounts receivable, net of allowances of $19,865 in 2003 and $21,085 in 2002	404,097	377,779
Inventories	41,823	43,931
Prepaids	23,410	21,716
Deferred income taxes	19,899	21,145
Other current assets	3,184	35,252

Total Current Assets	525,949	539,153

Investments and Other Assets
Equity in unconsolidated companies and joint ventures	295,240	301,680
Pension asset	123,030	114,466
Fair value of interest rate swap agreements (see Note 3)	46,881	58,752
Other	50,216	89,393

Total Investments and Other Assets	515,367	564,291

Property, Plant and Equipment
Land and improvements	92,371	99,665
Buildings and leasehold improvements	490,649	498,581
Equipment	1,293,866	1,312,611
Construction and equipment installations in progress	87,663	45,344

	1,964,549	1,956,201
Less accumulated depreciation and amortization	(1,035,902)	(990,159)

Property, Plant and Equipment, net	928,647	966,042

Goodwill and Other Identified Intangible Assets
Goodwill	1,790,229	1,748,229
Newspaper mastheads	284,284	284,284
Other, less accumulated amortization of $49,872 in 2003 and $43,050 in 2002	52,203	62,659

Total Goodwill and Other Identified Intangible Assets, net	2,126,716	2,095,172

Total Assets	$4,096,679	$4,164,658

See Notes to Consolidated Financial Statements.

Knight Ridder
Consolidated Balance Sheet
(In thousands, except share data)

	Dec. 28, 2003	Dec. 29, 2002

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$162,627	$116,382
Accrued expenses and other liabilities	94,018	113,718
Accrued compensation and withholdings	83,851	118,823
Deferred circulation revenue	78,078	77,946
Income taxes payable	16,360	—
Short-term borrowings and current portion of long-term debt	20,000	39,849

Total Current Liabilities	454,934	466,718

Noncurrent Liabilities
Long-term debt	1,433,560	1,462,256
Fair value of interest rate swap agreements (see Note 3)	46,881	58,752
Deferred income taxes	296,432	295,641
Postretirement benefits other than pensions	117,162	120,767
Employment benefits	146,577	190,227
Other noncurrent liabilities	111,578	105,527

Total Noncurrent Liabilities	2,152,190	2,233,170

Minority Interest in Consolidated Subsidiaries	310	3,291
Commitments and Contingencies (Note 14)
Shareholders’ Equity:
Common stock, $.02 1/12 par value; shares authorized – 250,000,000; shares issued – 79,263,775 in 2003 and 81,817,410 in 2002	1,651	1,705
Additional capital	1,074,483	1,027,719
Retained earnings	512,997	549,509
Accumulated other comprehensive loss	(98,509)	(103,667)
Treasury stock, at cost; 24,641 shares in 2003 and 223,833 shares in 2002	(1,377)	(13,787)

Total Shareholders’ Equity	1,489,245	1,461,479

Total Liabilities and Shareholders’ Equity	$4,096,679	$4,164,658

See Notes to Consolidated Financial Statements.

Knight Ridder
Consolidated Statement of Income
(In thousands, except per share data)

	For the fiscal years ended

	Dec. 28, 2003	Dec. 29, 2002	Dec. 30, 2001

Operating Revenue
Advertising
Retail	$1,111,503	$1,102,198	$1,081,082
National	336,679	305,328	299,669
Classified	832,140	848,163	909,584

Total	2,280,322	2,255,689	2,290,335
Circulation	559,234	572,973	594,726
Other	106,435	98,173	97,565

Total Operating Revenue	2,945,991	2,926,835	2,982,626

Operating Costs
Labor and employee benefits	1,176,627	1,124,484	1,177,554
Newsprint, ink and supplements	383,099	353,331	440,782
Other operating costs	706,217	718,963	717,962
Depreciation and amortization	112,441	124,695	184,573

Total Operating Costs	2,378,384	2,321,473	2,520,871

Operating Income	567,607	605,362	461,755

Other Income (Expense)
Interest expense	(70,794)	(74,969)	(100,833)
Interest expense capitalized	2,079	718	1,961
Interest income	250	381	938
Equity in losses of unconsolidated companies and joint ventures	(24,077)	(62,262)	(16,095)
Minority interest in earnings of consolidated subsidiaries	(10,391)	(11,103)	(9,675)
Other, net	(1,660)	(9,457)	(30,652)

Total Other Expense	(104,593)	(156,692)	(154,356)

Income before income taxes and cumulative effect of change in accounting principle of unconsolidated company	463,014	448,670	307,399
Income taxes	166,943	166,943	122,575

Net income before cumulative effect of change in accounting principle of unconsolidated company	296,071	281,727	184,824
Cumulative effect of change in accounting principle of unconsolidated company, net of tax	—	(24,279)	—

Net Income	$296,071	$257,448	$184,824

Net Income Per Share – before cumulative effect of change in accounting principle of unconsolidated company
Basic	$3.68	$3.39	$2.33
Diluted	3.63	3.33	2.16
Cumulative effect of change in accounting principle of unconsolidated company
Basic	$—	$(0.29)	$—
Diluted	—	(0.29)	—
Net Income Per Share
Basic	$3.68	$3.10	$2.33
Diluted	3.63	3.04	2.16
Average Shares Outstanding
Basic	80,401	83,066	76,074
Diluted	81,477	84,726	85,694

See Notes to Consolidated Financial Statements.

Knight Ridder
Consolidated Statement of Cash Flows
(In thousands)

	For the fiscal years ended

	Dec. 28, 2003	Dec. 29, 2002	Dec. 30, 2001

Cash Provided by Operating Activities
Net income	$296,071	$257,448	$184,824
Noncash items deducted from (included in) income:
Depreciation	104,588	115,669	111,717
Amortization of goodwill	—	—	53,015
Amortization of other identified intangible assets	6,822	6,814	14,769
Amortization of other assets	1,031	2,204	5,072
Provision (benefit) for deferred taxes	(1,046)	103,932	(8,414)
Provision for bad debts	18,228	19,862	31,958
Cumulative effect of change in accounting principle of unconsolidated company	—	24,279	—
Losses (gains) on sales of investments	(910)	7,435	30,191
Minority interest in earnings of consolidated subsidiaries	10,391	11,103	9,675
Other items, net	(26,043)	2,278	1,929
Cash items not deducted from (included in) income:
Contributions lower than (in excess of) pension and other postretirement benefit expenses	(11,285)	(151,300)	8,810
Tax benefit from stock option exercises and stock purchases	12,689	11,789	11,944
Distributions in excess of losses from investees	2,018	57,418	32,519
Change in certain assets and liabilities:
Accounts receivable	(44,546)	(5,853)	(7,248)
Inventories	2,108	(691)	9,126
Other assets	31,620	28,010	(10,353)
Accounts payable	46,245	19,316	(11,189)
Income taxes payable	16,360	(53,117)	15,969
Other liabilities	(18,287)	(18,453)	(20,116)

Net Cash Provided by Operating Activities	446,054	438,143	464,198

Cash Required for Investing Activities
Additions to property, plant and equipment	(73,187)	(70,012)	(94,587)
Acquisition of, and additional investments in, businesses	(70,406)	(17,810)	(123,627)
Proceeds from sales of investments	13,490	51,333	21,038
Other items, net	(2,463)	—	311

Net Cash Required for Investing Activities	(132,566)	(36,489)	(196,865)

Cash Required for Financing Activities
Purchase of treasury stock	(285,964)	(257,101)	(171,795)
Net decrease in commercial paper, net of unamortized discount	(49,647)	(112,097)	(316,675)
Proceeds from issuance of long-term debt	—	—	297,107
Repayment of long-term debt	—	(850)	(40,000)
Payment of cash dividends	(94,937)	(84,832)	(84,198)
Proceeds from stock option exercises and stock purchase	86,430	65,427	64,568
Other items, net	24,835	(10,158)	(20,714)

Net Cash Required for Financing Activities	(319,282)	(399,611)	(271,707)

Net Increase (Decrease) in Cash	(5,794)	2,043	(4,374)
Cash at beginning of year	39,330	37,287	41,661

Cash at end of year	$33,536	$39,330	$37,287

See Notes to Consolidated Financial Statements.

Knight Ridder
Consolidated Statement of Cash Flows, continued
(In thousands)

	For the fiscal years ended

	Dec. 28, 2003	Dec. 29, 2002	Dec. 30, 2001

Supplemental Cash Flow Information
Noncash investing activities
Write-down of investments	$(1,550)	$(3,086)	$(16,800)
Unrealized gains (net of tax) on investments available for sale			1,301
Noncash financing activities
Conversion of preferred to common stock
Preferred stock			(1,111)
Additional capital			(416,530)
Issuance of common stock upon conversion of preferred stock
Common stock			231
Additional capital			417,410
Issuance of treasury stock associated with long-term incentive plan
Treasury stock	12,176
Issuance of common stock in exchange for treasury stock
Treasury Stock	(3,230)	235
Additional capital	3,230	(235)

See Notes to Consolidated Financial Statements.

Knight Ridder
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
Tax benefits arising from employees stock plans
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
Tax benefits arising from employees stock plans
Issuance of options to employees of equity-method investee
Comprehensive loss:
Net income
Additional minimum pension liability, net of tax of $61,935
Comprehensive loss
Cash dividends declared

Balance at December 29, 2002	—	81,817,410	(223,833)
Issuance of common shares under stock option plan		1,551,028
Issuance of common shares under stock purchase plan		216,910
Issuance of treasury shares under long-term incentive plan			194,658
Issuance of treasury shares to nonemployee directors			5,429
Purchase of common shares from employees			(53,489)
Purchase of treasury shares			(4,269,000)
Retirement of treasury shares		(4,321,573)	4,321,573
Tax benefits arising from employees stock plans
Tax benefits arising from adjustment to additional capital
Other			22
Comprehensive loss:
Net income
Change in additional minimum pension liability, net of tax of $14,367
Equity in minimum pension liability of unconsolidated company, net of tax of $11,286
Comprehensive loss
Cash dividends declared

Balance at December 28, 2003	—	79,263,775	(24,641)

See Notes to Consolidated Financial Statements.

Knight Ridder
Consolidated Statement of Shareholders’ Equity, continued
(in thousands, except share data)

	Preferred Stock	Common Stock	Additional Capital

Balance at December 31, 2000	$1,111	$1,542	$919,582
Issuance of common shares under stock option plan		33	63,294
Issuance of common shares under stock purchase plan		6	13,179
Conversion of preferred shares	(1,111)	231	880
Issuance of treasury shares to nonemployee directors			4
Purchase of treasury shares
Retirement of treasury shares		(62)	(24,053)
Tax benefits arising from employees stock plans			11,944
Comprehensive income:
Net income
Change in unrealized losses on securities available for sale, net of tax of $868
Comprehensive income
Cash dividends declared

Balance at December 30, 2001	$—	$1,750	$984,830
Issuance of common shares under stock option plan		30	64,829
Issuance of common shares under stock purchase plan		5	12,352
Issuance of treasury shares to nonemployee directors			30
Purchase of treasury shares
Retirement of treasury shares		(80)	(47,236)
Tax benefits arising from employees stock plans			11,789
Issuance of options to employees of equity-method investee			1,125
Comprehensive loss:
Net income
Additional minimum pension liability, net of tax of $61,935
Comprehensive loss
Cash dividends declared

Balance at December 29, 2002	$—	$1,705	$1,027,719
Issuance of common shares under stock option plan		30	73,452
Issuance of common shares under stock purchase plan		4	12,583
Issuance of treasury shares under long-term incentive plan			441
Issuance of treasury shares to nonemployee directors
Purchase of common shares from employees		2	3,228
Purchase of treasury shares
Retirement of treasury shares		(90)	(56,413)
Tax benefits arising from employees stock plans			11,003
Tax benefits arising from adjustment to additional paid in capital			1,686
Other			784
Comprehensive loss:
Net income
Change in additional minimum pension liability, net of tax of $14,367
Equity in minimum pension liability of unconsolidated company, net of tax of $11,286
Comprehensive loss
Cash dividends declared

Balance at December 28, 2003	$—	$1,651	$1,074,483

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at December 31, 2000	$622,801	$(1,301)	$(2,265)	$1,541,470
Issuance of common shares under stock option plan				63,327
Issuance of common shares under stock purchase plan				13,185
Conversion of preferred shares
Issuance of treasury shares to nonemployee directors			226	230
Purchase of treasury shares			(171,795)	(171,795)
Retirement of treasury shares	(147,778)		171,893
Tax benefits arising from employees stock plans				11,944
Comprehensive income:
Net income	184,824			184,824
Change in unrealized losses on securities available for sale, net of tax of $868		1,301		1,301

Comprehensive income				186,125

Cash dividends declared	(84,198)			(84,198)

Balance at December 30, 2001	$575,649	$—	$(1,941)	$1,560,288
Issuance of common shares under stock option plan				64,859
Issuance of common shares under stock purchase plan				12,357
Issuance of treasury shares to nonemployee directors			260	290
Purchase of treasury shares			(257,101)	(257,101)
Retirement of treasury shares	(197,679)		244,995
Tax benefits arising from employees stock plans	(1,077)			10,712
Issuance of options to employees of equity-method investee				1,125
Comprehensive loss:
Net income	257,448			257,448
Additional minimum pension liability, net of tax of $61,935		(103,667)		(103,667)

Comprehensive loss				153,781

Cash dividends declared	(84,832)			(84,832)

Balance at December 29, 2002	$549,509	$(103,667)	$(13,787)	$1,461,479
Issuance of common shares under stock option plan				73,482
Issuance of common shares under stock purchase plan				12,587
Issuance of treasury shares under long-term incentive plan			12,176	12,617
Issuance of treasury shares to non employee directors			303	303
Purchase of common shares from employees			(3,230)
Purchase of treasury shares			(285,964)	(285,964)
Retirement of treasury shares	(237,646)		289,124	(5,025)
Tax benefits arising from employees stock plans				11,003
Tax benefits arising from adjustment to additional paid in capital				1,686
Other			1	785
Comprehensive loss:
Net income	296,071			296,071
Change in additional minimum pension liability, net of tax of $14,367		24,048		24,048
Equity in minimum pension liability of unconsolidated company, net of tax of $11,286		(18,890)		(18,890)

Comprehensive loss				301,229

Cash dividends declared	(94,937)			(94,937)

Balance at December 28, 2003	$512,997	$(98,509)	$(1,377)	$1,489,245

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

We report on a fiscal year ending on the last Sunday in the calendar year. Results for each of the fiscal years presented are for 52 weeks.

Our basis of consolidation is to include in the consolidated financial statements all of our accounts and those of our more-than-50%-owned subsidiaries. All significant intercompany transactions and account balances have been eliminated.

We own a 75% equity interest in the Fort Wayne Newspaper Agency and consolidate the results of its operations. The minority shareholders’ interest in the partners’ income has been reflected as an expense in the Consolidated Statement of Income in the caption “Minority interest in earnings of consolidated subsidiaries.” Also included in this caption is a contractual minority interest resulting from a joint operating agreement that runs through 2021 between The Miami Herald Publishing Co. and Cox Newspapers, Inc., covering the publication of The Herald and The Miami News. The Miami News ceased publication in 1988.

Revenue recognition varies by source. Advertising revenue is recognized when advertisements are published. Circulation revenue is recognized when the newspaper is delivered to the customer. Other revenue is recognized when the related product or service has been delivered.

Advertising costs are expensed when incurred. Advertising expense for the years ended December 28, 2003, December 29, 2002, and December 30, 2001, was $17.8 million, $18.6 million and $19.2 million, respectively.

Investments in entities in which we have an equity interest of at least 20% but not more than 50% are accounted for under the equity method. We also account for our 13.5% investment in Ponderay Newsprint Company under the equity method, since we exercise significant influence, as defined by Accounting Principles Board Opinion (APB) 18, over the operating and fiscal policies of Ponderay. We record our share of earnings as income (losses) and we increase (decrease) the investment by the equivalent amount. Dividends are recorded as a reduction in our investment.

The investment caption “Equity in unconsolidated companies and joint ventures” in the Consolidated Balance Sheet represents our equity in the net assets of Detroit Newspapers; Seattle Times Company and subsidiaries; Newspapers First, a company responsible for the sales and servicing of retail, national and classified advertising accounts for a group of newspapers; SP Newsprint Co. and Ponderay Newsprint Company, two newsprint mill partnerships; CareerBuilder, LLC, a company in the business of providing recruitment services through the Internet; Classified Ventures, LLC, an online classified listings service; and Newscom, LLC, a company that provides online access to news wires, features, graphics and photographic content to the media.

We own a 50% equity interest in Detroit Newspapers (DN), a joint operating agency between Detroit Free Press, Inc., our wholly-owned subsidiary, and The Detroit News, Inc., a wholly-owned subsidiary of Gannett Co., Inc. In 1989, business operations of the Detroit Free Press and The Detroit News were transferred to DN under a joint operating agreement that expires in 2089. We show our share of revenue and expenses as a net amount in the “Other revenue” line.

We have an ownership interest in the following companies, joint ventures and partnerships:

Company	% Ownership Interest

CareerBuilder, LLC	33.3
Classified Ventures	20.2
Knight Ridder/Tribune Information Services, Inc.	50.0
Newscom, LLC	50.0
Newspapers First	28.9
Ponderay Newsprint Company	13.5
Seattle Times Company:
Voting Stock	49.5
Nonvoting stock	65.0
SP Newsprint Co.	33.3
Tribe Networks, Inc.	23.6

“Cash” is stated at cost and includes cash equivalents consisting of highly liquid investments with maturities of three months or less from the date of purchase, overnight repurchase agreements of government securities and investment-grade commercial paper.

“Accounts receivable” are mostly from advertisers and newspaper subscribers. We extend unsecured credit to most of our customers. We recognize that extending credit and setting appropriate reserves for receivables is largely a subjective decision based on knowledge of the customer and the industry. Credit limits, setting and maintaining credit standards, and managing the overall quality of the credit portfolio is largely decentralized. The level of credit is influenced by the customer’s credit history with us and other available information, including industry-specific data.

We maintain a reserve account for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to pay, additional allowances might be required. We use a combination of the percentage-of-sales, specific identification and the aging-of-accounts-receivable methods to establish allowances for losses on accounts receivable. Payment in advance for some advertising and circulation revenue has assisted us in maintaining historical bad debt losses at less than 1% of revenue.

“Inventories” are priced at the lower of cost (first-in, first-out method) or market value. Most of the inventory is newsprint, ink and other supplies used in printing newspapers. Newsprint inventory varies from approximately a 30-day to a 45-day supply, depending on availability and market conditions. Damaged newsprint is generally returned to the manufacturer or supplier within 30 days for full credit. Obsolete inventory is generally not a factor.

“Other assets” includes investments in companies in which we own less than a 20% interest and which are recorded at the lower of cost or estimated fair value. These investments are reviewed for appropriate classification at the time of purchase and re-evaluated as of each balance sheet date. Investments available for sale are carried on the balance sheet at fair market value, with the unrealized gains/losses (net of tax) reported as “Accumulated other comprehensive loss,” a separate component of shareholders’ equity. Upon the sale of an investment, the gain/loss is calculated based on the original cost less the proceeds from the sale. Investments are classified as “held to maturity” when we have the positive intent and ability to hold the investment to maturity. As of December 28, 2003, and December 29, 2002, we held no “held to maturity” investments.

“Property, Plant and Equipment” is recorded at cost, and depreciation and amortization is computed principally by the straight-line method over the estimated useful lives of the assets as follows:

Type of Asset	Depreciation or Amortization Period

Buildings and improvements	10 to 40 years
Equipment	3 to 25 years

We capitalize interest expense as part of the cost of constructing major facilities and equipment. For the years ended 2003, 2002 and 2001, capitalized interest has amounted to $2.1 million, $718,000, and $2.0 million, respectively. Expenditures for maintenance, repairs and minor renewals are charged to expense as incurred. Upon sale or disposition of property and equipment, the cost and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is recognized.

We completed our initial evaluation of goodwill and other intangible assets during the second quarter of 2002 and no impairment was indicated. As of October 1, 2003, we performed our annual evaluation of goodwill and other intangibles and again no impairment was indicated. We will reassess the carrying value of our goodwill and intangible assets each year as of October 1, unless indicators of impairment become apparent earlier. All goodwill and indefinite-lived intangible assets are reported by the newspaper segment.

We owned 50% of CareerBuilder (formerly Career Holdings, Inc.) when it completed its evaluation of goodwill in the second quarter of 2002. We record our investment in CareerBuilder under the equity method of accounting. We reflected our share of CareerBuilder’s impairment of goodwill, $24.3 million, or $0.29 per diluted share, arising from its adoption of SFAS 142 in the second quarter ended June 30, 2002, as a year-to-date cumulative effect of a change in accounting principle consistent with CareerBuilder’s characterization of the write-down. No further impairment was identified as a result of CareerBuilder’s annual evaluation of goodwill and other intangible assets.

“Deferred circulation revenue” arises as a normal part of business from advance subscription payments for newspapers. Revenue is recognized in the period in which the newspaper is delivered to the subscriber.

“Short-term borrowings and current portion of long-term debt” includes the carrying amounts of commercial paper and other short-term borrowings with original maturities of less than one year that management does not intend to refinance, and the portion of long-term debt payable within our next fiscal year. The carrying amounts of short-term borrowings approximate fair value.

Our “Income Taxes” are determined under the provisions of SFAS 109 – “Accounting for Income Taxes,” which requires the use of the liability method in adjusting previously deferred taxes for changes in tax rates.

“Long-term debt” represents the carrying amounts of debentures, notes payable, other indebtedness with maturities longer than one year and commercial paper backed by a revolving credit agreement that management intends to refinance at maturity. Fair values, disclosed in “Note 3. Debt” on pages 49 and 50 of this report, are estimated using the discounted cash flow analysis based on our current incremental borrowing rates for similar types of borrowing arrangements.

In accordance with the SFAS 144 – “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” we review long-lived assets and related intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. To date, no such impairment has been indicated. If a review indicates that the carrying value of these assets would not be recoverable as measured based on estimated undiscounted cash flows over their remaining life, the carrying amount would be adjusted to fair value. The cash flow estimates used contain our best estimates, using appropriate and customary assumptions and projections.

We account for stock-based compensation plans using the intrinsic value method in accordance with APB Opinion 25 – “Accounting for Stock Issued to Employees” and disclose the general and pro forma financial information required by SFAS 123 and SFAS 148.

In December 2002, the FASB issued SFAS 148 – “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends SFAS 123 –”Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002.

Disclosures required by SFAS 123 and SFAS 148 are as follows:

Option value information (a)	2003	2002	2001

Fair value per option (b)	$14.16	$11.65	$10.53
Valuation assumptions
Expected option term (years)	4.3	4.3	3.0
Expected volatility	20.7%	21.4%	21.0%
Expected dividend yield	1.7%	1.6%	1.6%
Risk-free interest rate	3.4%	3.0%	4.3%

(a)	Weighted averages of option grants during each period
(b)	Estimated using Black-Scholes option pricing model under the valuation assumptions indicated

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions, including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management’s opinion, do not necessarily provide a reliable single measure of the fair value of our stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. In addition, the 15% discount in market value under the Employees Stock Purchase Plan is treated as compensation expense for pro forma purposes. Our reported and pro forma information is as follows (in thousands, except for earnings per share data):

	2003	2002	2001

Net income, as reported	$296,071	$257,448	$184,824

Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	14,631	15,040	21,902

Pro forma net income	$281,440	$242,408	$162,922

Basic earnings per share, as reported	$3.68	$3.10	$2.33
Pro forma basic earnings per share	3.50	2.92	2.04

Diluted earnings per share, as reported	$3.63	$3.04	$2.16
Pro forma diluted earnings per share	3.45	2.86	1.90

Under SFAS 128 – “Earnings Per Share (EPS),” “Basic EPS” is computed by dividing net income attributable to common stock (net income less preferred stock dividends of $7.6 million in 2001) by the weighted-average number of common shares outstanding. Net income attributable to common shares was $296.1 million in 2003, $257.4 million in 2002 and $177.3 million in 2001. “Diluted EPS” is computed by dividing net income by the weighted-average number of common stock and common stock equivalent shares outstanding.

The following table sets forth the calculation of basic and diluted weighted-average shares outstanding (in thousands):

	2003	2002	2001

Basic weighted-average shares outstanding	80,401	83,066	76,074
Effect of dilutive securities:
Assumed conversion of convertible preferred stock	—	—	8,272
Treasury stock effect of outstanding stock options	1,076	1,660	1,348

Diluted weighted-average shares outstanding	81,477	84,726	85,694

Weighted average shares of stock options included in the determination of common equivalent shares for the calculation of diluted earnings per share	8,772	8,562	8,124

Weighted average shares of stock options excluded from the calculation of diluted earnings per share because their impact is antidilutive	220	115	132

Under SFAS 130 – “Reporting Comprehensive Income,” we present unrealized losses on our available-for-sale securities and additional minimum pension liability as an element of “Accumulated other comprehensive income,” a separate component of shareholders’ equity. See “Note 13. Comprehensive Income.”

We report our online operations as a reportable business segment separate from our newspaper operations pursuant to SFAS 131 – “Disclosures about Segments of an Enterprise and Related Information.” See “Note 5. Business Segments.”

We have entered into interest rate swap agreements for interest-rate risk exposure management purposes. In accordance with SFAS 133 – “Accounting for Derivative Instruments and Hedging Activities,” we account for our interest rate swap agreements as fair-value hedges. The fair value of the swaps at December 28, 2003, and December 29, 2002, was $46.9 million and $58.8 million, respectively. There was no ineffectiveness associated with the swaps during fiscal years 2003 and 2002. We do not trade or engage in hedging for investment purposes. In certain circumstances, we may use derivatives to hedge our newsprint needs.

The preparation of financial statements in conformity with accounting principals generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain amounts in prior years have been reclassified to conform to the 2003 presentation related primarily to the presentation of advertising, circulation and online revenue. Beginning in January 2004, we are reporting our print and online advertising revenue on a combined basis. Accordingly, periods presented in this annual report reflect this reclassification. The reclassification of circulation revenue pertains to the recording of certain newspaper carrier delivery costs, which in the past were recorded as contra-revenue. This cost has been reclassified to increase other operating costs with a corresponding increase in circulation revenue. The reclassification was made for the years 2000 through 2002.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143 – “Accounting for Asset Retirement Obligations.” Under these rules, a liability for a long-lived asset retirement obligation should be recognized in the period in which it is incurred and should be initially measured at its fair value. Changes in the liability due to the passage of time are recognized as operating expenses in the income statement and referred to as accretion expenses. SFAS 143 is required to be implemented for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have a material impact on our results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146 – “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires recording costs associated with exit or disposal activities at fair value when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon our commitment to an exit plan, which is generally before an actual liability has been incurred. The requirements of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149 – “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” SFAS 149 is effective for contracts with derivative instruments and hedging relationships entered into or modified after June 30, 2003. SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. This statement also amends the definition of an underlying security to conform it to language used in the FASB’s Financial Interpretation (FIN) 45 – “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” We account for our hedges with comparable characteristics similarly; accordingly, the adoption of SFAS 149 did not have a material impact on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150 – “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which addresses how to classify and measure certain financial instruments with characteristics of both liabilities (or an asset, in some circumstances) and equity. SFAS 150 requirements apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our results of operations or financial position.

In December 2003, the FASB issued SFAS No. 132 (revised 2003) – “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition provisions of FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This statement retains the disclosure requirements contained in FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. It requires that information be provided separately for pension plans and for other postretirement benefit plans. The Statement is effective for financial statements with fiscal years ending after December 15, 2003. See “Note 11. Pensions and Other Postretirement Benefit Plans” to the consolidated financial statements for disclosures related to this statement.

In November 2002, the FASB issued FASB Interpretation No. 45 – “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We have certain existing guarantees that when modified will require us to record a liability on our balance sheet for the fair market value of the guarantee.

In January 2003, the FASB issued FIN 46 – “Consolidation of Variable Interest Entities." In December 2003, the FASB issued Interpretation No. 46 (revised December 2003) (FIN 46R), which replaces FIN 46. This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," defines what these variable interest entities are and provides guidelines on identifying them and assessing an enterprise's interests in a variable interest entity to decide whether to consolidate that entity. Generally, application on FIN 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 or FIN 46R did not have a material impact on our results of operations or financial condition.

Note 2.  Income Taxes

We file a federal consolidated income tax return and state consolidated, combined or separate returns depending upon state requirements. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments arise from a variety of factors, including different interpretation of statutes and regulations.

Federal, state and local income taxes (benefits) consist of the following (in thousands):

	2003		2002		2001

	Current	Deferred	Current	Deferred	Current	Deferred

Federal income taxes	$145,701	$(2,725)	$45,218	$98,825	$113,810	$(6,306)
State and local income taxes	22,287	1,680	17,793	5,107	17,179	(2,108)

Total	$167,988	$(1,045)	$63,011	$103,932	$130,989	$(8,414)

Cash payments of income taxes for the years 2003, 2002 and 2001 were $114.1 million, $ 114.4 million and $112.6 million, respectively.

The differences between income tax expense shown in the financial statements and the amounts determined by applying the federal statutory rate of 35% in each year are as follows (in thousands):

	2003	2002	2001

Federal statutory income tax	$162,055	$157,034	$107,590
State and local income taxes, net of federal benefit	15,579	14,885	9,796
Statutory rate applied to nondeductible amortization of the excess of cost over net assets acquired			15,863
Tax settlements and other, net	(10,691)	(4,976)	(10,674)

Total	$166,943	$166,943	$122,575

Our effective tax rate was lower in 2003 than in 2002 due mainly to favorable tax settlements made during the year.

The deferred tax asset and liability at the fiscal year end consist of the following components (in thousands):

	2003	2002

Deferred tax asset
Postretirement benefits other than pensions (including amounts related to partnerships in which we participate)	$72,224	$73,339
Minimum pension liability	58,854	61,935
Accrued interest	10,039	8,507
Capital loss carryforward	4,675	6,451
State net operating loss carryforward	16,057	16,896
Other nondeductible accruals	46,038	45,851

Deferred tax asset	$207,887	$212,979

Valuation allowance on carryforward items	13,060	15,344

Net deferred tax asset	$194,827	$197,635

Deferred tax liability
Depreciation and amortization	$345,309	$343,910
Compensation and benefit accruals	52,905	55,337
Equity in partnerships and investees	64,288	63,512
Other	8,858	9,372

Deferred tax liability	471,360	472,131

Net deferred tax liability	$276,533	$274,496

The components of deferred taxes included in the Consolidated Balance Sheet are as follows (in thousands):

	2003	2002

Current asset	$19,899	$21,145
Noncurrent liability	296,432	295,641

Net deferred tax liability	$276,533	$274,496

We also maintain a liability to cover the cost of additional tax exposure items on the filing of federal and state income tax returns. As of December 28, 2003 and December 29, 2002, this liability amounted to $63.9 million and $69.6 million, respectively.

Note 3.  Debt

Debt consisted of the following (in thousands):

	Dec. 28, 2003 (b)	Dec. 29, 2002 (b)

Commercial paper due at various dates through March 16, 2004, at an effective interest rate of 1.09% as of December 28, 2003 and 1.39% as of December 29, 2002(a)	$365,404	$415,051
Debentures due on April 15, 2009, bearing interest at 9.875%, net of unamortized discount of $874 in 2003 and $1,040 in 2002	199,126	198,960
Debentures due on November 1, 2027, bearing interest at 7.15%, net of unamortized discount of $4,680 in 2003 and $4,876 in 2002	95,320	95,124
Debentures due on March 15, 2029, bearing interest at 6.875%, net of unamortized discount of $3,070 in 2003 and $3,192 in 2002	296,930	296,808
Notes payable due on November 1, 2007, bearing interest at 6.625%, net of unamortized discount of $877 in 2003 and $1,105 in 2002	99,123	98,895
Notes payable due on June 1, 2011, bearing interest at 7.125%, net of unamortized discount of $2,147 in 2003 and $2,438 in 2002	297,853	297,562
Senior notes payable due on December 15, 2005, bearing interest at 6.3%, net of unamortized discount of $196 in 2003 and $295 in 2002	99,804	99,705
Fair market value of interest-rate swaps	46,881	58,752

	1,500,441	1,560,857
Less amounts payable in one year	20,000	39,849

Total long-term debt	$1,480,441	$1,521,008

(a)

Commercial paper is supported by an $895 million revolving credit facility, which matures on June 15, 2006. Debt covenants of the facility require us to maintain certain debt-to-capital and interest coverage ratios. Other provisions place restrictions on liens and prohibit cross-default. We are currently in compliance with the covenants under this facility.

(b)	Interest payments during 2003 and 2002 were $65.6 million and $75.2 million, respectively.

During the second quarter of 2001 and the first quarter of 2002, we entered into certain interest rate swap agreements. We entered into these agreements to manage interest rate exposure by achieving a desired proportion of fixed-rate versus variable-rate debt. The swap agreements expire at various dates in 2005, 2007, 2009 and 2011 and effectively convert an aggregate principal amount of $500 million of fixed-rate, long-term debt into variable-rate borrowings. The variable interest rates are based on three- or six-month LIBOR, plus a rate spread. For the year ended December 28, 2003, the weighted-average variable interest rate under these agreements was 3.5% versus fixed rate of 8.1%. The fair value of the swap agreements at December 28, 2003 and December 29, 2002, totaled $46.9 million and $58.8 million, respectively, and were recorded as both an asset and offsetting liability on the Consolidated Balance Sheet in the caption Fair value of interest-rate swap agreements.

In accordance with SFAS 133, changes to the fair market value of interest rate swap agreements (due to movements in the benchmark interest rate) are recorded as adjustments to the carrying value of long-term debt with an offsetting adjustment to other noncurrent assets.

We guarantee 13.5% of the debt of Ponderay Newsprint Company’s credit facility. The guarantee arose in April 2000 when Ponderay restated its credit agreement with a bank consortium to replace a facility used to finance construction of the newsprint mill. We guarantee the portion of the credit facility that matures in April 2006. The guarantee could be triggered by Ponderay’s failure to meet any or all of its bank covenants, at which time we could be liable for the full portion of this guarantee. We account for these guarantees as off-balance sheet instruments, that for 2003 and 2002 totaled $13.2 million and $16.2 million, respectively.

We are a one-third partner of SP Newsprint Co. In November 2002, SP amended and restated its credit agreement with certain lenders. The agreement stipulates that should SP’s consolidated liquidity fall below $5 million, it would be in default of its covenant. We and the other partners would be required to make an equity contribution, in sufficient amount to cure the default. Our contribution is limited to approximately $6.7 million. The obligation ends when SP first meets certain conditions including, but not limited to, predetermined leverage and fixed-charge coverage ratios and certain liquidity requirements. We also had a demand obligation to SP Newsprint Co. for $6.7 million. The obligation arose in August 1985 in connection with an advance to us (and the other partners) by SP. In 2003, SP requested and we repaid this obligation.

The carrying amounts and fair values of debt as of December 28, 2003, are as follows (in thousands):

	Carrying Amount	Fair Value

Commercial paper	$365,404	$365,404
9.875% Debentures	199,126	255,000
7.150% Debentures	95,320	118,060
6.875% Debentures	296,930	338,160
6.625% Notes payable	99,123	111,510
7.125% Notes payable	297,853	351,870
6.3% Senior notes payable	99,804	107,540
Fair market value of interest rate swaps	46,881	46,881

Total	$1,500,441	$1,694,425

The following table presents the approximate annual maturities of debt, net of discounts and excluding the fair market value of the interest rate swaps, for the years after 2003 (in thousands):

2004	$20,000
2005	99,804
2006	345,404
2007	99,123
2008	—
2009 and thereafter	889,229

Total	$1,453,560

Note 4.  Unconsolidated Companies and Joint Ventures

Summary financial information for our unconsolidated companies and joint ventures accounted for under the equity method is as follows (in thousands):

	2003	2002	2001

Current assets	$312,075	$308,005	$308,822
Property, plant and equipment, net, and other assets	1,666,533	1,685,431	1,769,702
Current liabilities	317,593	269,076	235,452
Long-term debt and other noncurrent liabilities	576,824	620,976	579,473
Revenue	1,500,202	1,423,174	1,319,245
Gross profit	492,212	415,373	502,814
Net loss	(70,937)	(193,790)	(4,584)
Our share of:
Net assets	295,240	301,680	393,777
Net loss	(24,077)	(62,262)	(16,095)

In 1989, the Detroit Free Press and The Detroit News began operating under a joint operating agreement as Detroit Newspapers (DN). Balance sheet and net sales amounts for DN at December 28, 2003, December 29, 2002, and December 30, 2001, are included in the preceding table, and the net assets contributed to DN are included in “Equity in unconsolidated companies and joint ventures” in the Consolidated Balance Sheet. As of December 28, 2003, we reflected our share of DN’s minimum pension liability by recording an increase in our investment in DN and our Accumulated Other Comprehensive Income of $30.2 million, net of taxes of $11.3 million, or $18.9 million. Dividends and cash distributions received from unconsolidated companies and joint ventures were $3.1 million in 2003, $7.4 million in 2002, and $3.4 million in 2001.

Note 5.  Business Segments

We have two reportable operating segments:  newspapers and online.

Newspapers. Revenue is principally derived from advertising and newspaper sales. Advertising revenue accounted for about 77.3% of newspaper revenue in 2003. This revenue comes from the three basic categories of advertising – retail, national and classified. Newspaper advertising volume is categorized as either ROP or preprint. Volume for ROP advertising is measured in terms of either full-run or part-run advertising linage. By using part-run advertising, advertisers can target their messages to selected geographically zoned market segments. Circulation revenue results from the sale of newspapers. Circulation of daily and Sunday newspapers accounted for 19.0% of consolidated revenue in 2003. Other revenue is generated from commercial job printing, niche and book publications, newsprint waste sales and other miscellaneous sources.

Online. Online revenue, which represents approximately 2.8% of consolidated revenue for 2003, consists primarily of online recruitment and other classified advertising, Web banner advertising and revenue from content syndication.

Performance measurement and resource allocation for the reportable operating segments are based on many factors. Primary measures used are circulation, advertising revenue and income from operations. We employ shared-service concepts to realize economies of scale and efficient use of resources. The costs of shared services and other corporate center operations managed on a common basis are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. The accounting policies of the reportable operating segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1).

Financial data for our segments are as follows (in thousands):

	Dec. 28, 2003	Dec. 29, 2002	Dec. 30, 2001

Operating revenue
Newspapers	$2,866,254	$2,871,532	$2,940,591
Online	79,737	55,303	42,035

Total	$2,945,991	$2,926,835	$2,982,626

Operating income
Newspapers (a)	$591,931	$650,237	$520,100
Online	15,214	(8,873)	(31,502)
Corporate	(39,538)	(36,002)	(26,843)

Total	$567,607	$605,362	$461,755

Depreciation and amortization
Newspapers	$103,595	$113,941	$176,029
Online	3,677	5,154	2,801
Corporate	5,169	5,600	5,743

Total	$112,441	$124,695	$184,573

Assets
Newspapers	$3,701,790	$3,673,374	$3,719,023
Online	119,705	118,743	239,032
Corporate	275,184	372,541	255,321

Total	$4,096,679	$4,164,658	$4,213,376

Goodwill
Newspapers	$1,790,229	$1,748,229	$1,748,229
Online	—	—	—
Corporate	—	—	—

Total	$1,790,229	$1,748,229	$1,748,229

Capital Expenditures
Newspapers	$70,051	$66,654	$81,696
Online	884	1,074	1,761
Corporate	2,252	2,284	11,130

Total	$73,187	$70,012	$94,587

(a) 2001 reflects a work force reduction charge of $78.5 million.

Note 6.  Capital Stock

At year end 2003, we had 20 million shares of preferred stock authorized and available for future issuance.

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

The Series B preferred stock and shares of common stock issuable upon exercise of stock options are included in the diluted earnings per share calculation, but excluded from the basic earnings per share calculation. The 2001 diluted earnings per share calculations include 8.272 million weighted-average shares of Series B convertible preferred stock. There were no weighted-average shares included in the diluted earnings per share calculations for the Series B convertible preferred stock in 2003 or 2002. The 2003, 2002 and 2001 diluted earnings per share calculations include 1.076 million, 1.660 million, and 1.348 million weighted-average shares of common stock issuable upon exercise of stock options, respectively.

We have a shareholder rights agreement. The agreement grants each holder of a common share a right, under certain conditions, to purchase from us a unit consisting of one one-hundredth of a share of preferred stock at a price of $150, subject to adjustment. The rights provide that in the event we are a surviving corporation in a merger, each holder of a right will be entitled to receive, upon exercise, common shares having a value equal to two times the exercise price of the right. In the event we engage in a merger or other business combination transaction in which we are not the surviving corporation, the rights agreement provides that proper provision shall be made so that each holder of a right will be entitled to receive, upon the exercise thereof at the then-current exercise price of the right, common stock of the acquiring company having a value equal to two times the exercise price of the right. No rights certificates will be distributed until 10 days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of our outstanding common stock, or 10 business days following the commencement of a tender offer or exchange offer for 20% or more of our outstanding stock. Until such time, the common share certificates of the company evidence the rights. The rights are not exercisable until distributed and will expire on July 10, 2006, unless we redeem or exchange them sooner.

We have the option to redeem the rights in whole, but not in part, at a price of $.01 per right, subject to adjustment. Our Board of Directors has reserved 1,500,000 preferred shares for issuance upon exercise of the rights.

We sponsor a defined contribution retirement plan under section 401(k) of the Internal Revenue Code. The provisions of this plan allow for voluntary employee contributions on a pre-tax basis of up to 50% of an employee’s salary (20% on an after-tax basis), subject to certain annual limitations. The plan allows participants to invest their savings in various investments, including our common stock. We may at our discretion make matching contributions, which are allocated to eligible participants. All employees are eligible after meeting certain service requirements. We made discretionary contributions to this plan of $12.2 million, $11.9 million and $11.8 million in 2003, 2002, and 2001, respectively.

The Employees Stock Purchase Plan provides for the sale of common stock to our employees and our subsidiaries at a price equal to 85% of the market value at the end of each purchase period. Participants under the plan received 216,910 shares in 2003, 226,267 shares in 2002 and 264,015 shares in 2001. The purchase price of shares issued in 2003 under this plan ranged from $53.95 to $63.51, and the market value on the purchase dates of such shares ranged from $63.47 to $74.72.

The Employee Stock Option Plan provides for the issuance of nonqualified stock options and incentive stock options. Options are issued at prices not less than fair market value at date of grant. Options vest in one year or over three years from the date of grant. Options vesting over three years vest annually in three equal installments. Options expire no later than 10 years from the date of grant. The option plan provides for the discretionary grant of stock appreciation rights (SARs) in tandem with previously granted options, which allow a holder to receive in cash, stock or combinations thereof the difference between the exercise price and the fair market value of the stock at date of exercise. Shares of common stock relating to options outstanding under this plan are reserved at the date of grant.

Proceeds from the issuance of shares under the Employees Stock Purchase Plan and the Employee Stock Option Plan are included in shareholders’ equity and do not affect income.

Transactions under the Employee Stock Option Plan are summarized as follows:

		Number of Shares	Weighted-Average Exercise Price Per Share

Outstanding December 31, 2000		10,128,519	$48.59
2001:	Exercised	(1,604,985)	39.51
	Expired	(99,867)	54.83
	Forfeited	(568,307)	55.17
	Granted	2,144,250	61.57

Outstanding December 30, 2001		9,999,610	$52.39

2002:	Exercised	(1,416,183)	45.79
	Expired	(23,133)	55.62
	Forfeited	(235,125)	58.38
	Granted	2,115,327	62.32

Outstanding December 29, 2002		10,440,496	$55.15

2003:	Exercised	(1,529,026)	49.56
	Expired	(21,299)	60.82
	Forfeited	(192,999)	59.28
	Granted	1,865,798	74.77

Outstanding December 28, 2003		10,562,970	$59.34

We also maintain a Compensation Plan for Nonemployee Directors. The purpose of the plan is to attract and retain the services of qualified individuals who are not employees to serve as members of the Board of Directors. In 1997, there were 200,000 shares authorized for issuance under the plan. Nonemployee directors receive the following compensation: (1) an annual retainer fee payable half in our common stock and half in cash or stock, at the director’s election; (2) board and committee meeting attendance fees; (3) an annual stock option grant; and (4) and for certain directors, annual phantom shares and retirement benefits. All options vest in three equal installments over a three-year period from the date of grant and expire no later than ten years from the date of grant. The expiration dates for options granted range from December 16, 2007, to December 12, 2011.

Transactions under the Compensation Plan for Nonemployee Directors are summarized as follows:

		Number of Shares	Weighted-Average Exercise Price Per Share

Outstanding December 31, 2000		100,000	$53.46
2001:	Exercised	—	—
	Expired	—	—
	Forfeited	—	—
	Granted	32,000	62.25

Outstanding December 30, 2001		132,000	$55.59

2002:	Exercised	(2,000)	51.72
	Expired	—	—
	Forfeited	—	—
	Granted	28,000	62.16

Outstanding December 29, 2002		158,000	$56.80

2003:	Exercised	(22,002)	$54.31
	Expired	(2,000)	51.72
	Forfeited	(19,997)	60.72
	Granted	40,000	75.21

Outstanding December 28, 2003		154,001	$61.49

The following table summarizes information about stock options outstanding under the Employee Stock Option Plan and the Compensation Plan for Non-employee Directors at December 28, 2003:

	Outstanding			Exercisable

Stock Options Outstanding

Exercise Price Range	Shares	Weighted- Average Life (a)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

$ 24.56 - $49.03	725,527	2.7	$36.39	725,527	$36.39
49.04 - 54.48	1,468,473	4.7	50.85	1,453,475	50.82
54.49 - 54.81	1,972,038	7.0	54.81	1,972,038	54.81
54.82 - 61.34	1,219,404	6.2	58.11	1,179,921	58.08
61.35 - 62.22	1,694,906	9.0	62.15	547,654	62.16
62.23 - 71.72	1,815,448	7.8	62.75	1,166,373	62.79
71.73 - 75.21	1,821,175	9.9	75.21	—	—

Total	10,716,971	7.3	$59.37	7,044,988	$54.54

(a)    Average contractual life remaining in years

At year-end 2003, options with an average exercise price of $54.54 were exercisable on 7.0 million shares; at year-end 2002, options with an average exercise price of $51.86 were exercisable on 6.7 million shares; at year-end 2001, options with an average exercise price of $48.56 were exercisable on 6.3 million shares.

In 1997, shareholders approved a long-term incentive plan. Under the plan, an executive’s ability to receive a stock award was contingent upon and related directly to the total shareholder return (TSR) in the company’s stock over a three-year period, compared to the return received by holders of stock in the other peer companies. The plan originally covered a three-year performance period from January 1, 1997, through December 31, 1999. The initial performance period ended on December 31, 1999, and no shares vested because we did not meet the specified performance targets. The plan was extended for an additional three-year period beginning on January 1, 2000, and ending on December 31, 2002, with an initial grant of 342,012 restricted shares for participants. The grant of such shares was restricted, as the vesting of these shares was triggered upon the achievement of certain performance goals, as described above. The total number of shares vested, including dividends, was 343,707. The performance goals were achieved and, in accordance with the plan, 194,658 shares were distributed to participants in January 2003. The remaining number of shares was withheld to cover the related income tax expense and these shares were subsequently retired. The original plan was not extended after December 31, 2002.

We accrued compensation expense for the plan over the performance period when it appeared probable that performance goals would be met. Total compensation expense recognized in 2002 was approximately $6.4 million and the total accrual related to the plan was approximately $21.7 million, which was included in accrued compensation at December 29, 2002.

The Board approved and adopted a new cash-based long-term incentive plan in 2003. Like the 1997 plan, this plan is intended to motivate and reward executives for achieving total shareholder return (TSR) equal to or greater than the median TSR of the companies in our comparison group. Under the plan, participants are selected to participate in the plan prior to the commencement of a three-year performance period ending December 2005, and are eligible to receive a cash award at the end of each performance period if certain specified performance targets are achieved.

At December 28, 2003, our stock option plans and and stock purchase plan had the following available for issuance:

Shares

Employee Stock Option Plan	3,193,889
Employees Stock Purchase Plan	645,025
Nonemployee Directors Plan	221,997

Total	4,060,911

See “Note 1. Summary of Significant Accounting Policies” on pages 42 through 47 of this report for the pro forma information, as required by SFAS 123 and SFAS 148, regarding net income and earnings per share determined as if we had accounted for our stock options under the fair-value method of those statements.

Note 7.  Work Force Reduction Program

Due to the slowing economy and the resulting decline in advertising revenue, we announced in the second quarter of 2001 a work force reduction program affecting the majority of our newspapers. The work force reduction plan eliminated approximately 1,600 positions through early retirement programs as well as voluntary and involuntary buyouts and attrition. As a result of this plan, we incurred a pre-tax expense of $78.5 million, or $47.1 million net of tax, related to employee severance costs and benefits during the second quarter of 2001 in accordance with EITF 94-3 – “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” As of June 29, 2002, the plan was complete, substantially all payouts were made and there was no remaining accrual related to this work force reduction program in our Consolidated Balance Sheet as of December 28, 2003, and December 29, 2002.

Note 8.  Related Party Transactions

We have regular transactions in the normal course of business with CareerBuilder, LLC, and Classified Ventures, LLC. At December 28, 2003, we owned 33.3% of CareerBuilder and 20.5% of Classified Ventures. In 2003, we recorded $31.0 million in sales related to CareerBuilder and $10.3 million related to Classified Ventures. We also had expenses related to services provided by CareerBuilder and Classified Ventures of $2.9 million and $6.4 million, respectively. During 2002, we recorded $26.4 million in sales related to CareerBuilder and $7.1 million related to Classified Ventures. The expenses recorded related to services provided by CareerBuilder and Classified Ventures were $3.0 million and $5.2 million. The transactions with CareerBuilder and Classified Ventures are negotiated at arm’s length.

We have ongoing purchase commitments with SP and Ponderay, our two newsprint mill partnership investments. These future commitments are for the purchase of a minimum of $42.5 million and $13.8 million of newsprint in 2004 with SP and Ponderay, respectively, at current market prices. We also have a sales commitment with DN to supply them with 50% of their newsprint requirements, which in 2004 will be approximately $27.4 million. We have the resources necessary to fulfill these commitments in 2004.

Note 9.  Goodwill and Other Intangible Assets

In June 2001, the FASB issued SFAS 142 – “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we have applied the new accounting rules beginning December 31, 2001.

We completed our initial evaluation of goodwill and other intangible assets during the second quarter of 2002 and no impairment was indicated. As of October 1, 2003, we performed our annual evaluation of goodwill and other intangibles and again no impairment was indicated. All goodwill and indefinite-lived intangible assets are reported by the newspaper segment.

We owned 50% of CareerBuilder (formerly Career Holdings, Inc.), when it completed its evaluation of goodwill in the second quarter of 2002. We record our  investment in CareerBuilder under the equity method of accounting. We reflected our share of CareerBuilder’s impairment of goodwill, $24.3 million, or $0.29 per diluted share, arising from its adoption of SFAS 142 in the second quarter ended June 30, 2002, as a year-to-date cumulative effect of a change in accounting principle consistent with CareerBuilder’s characterization of the write-down. No further impairment was identified as a result of CareerBuilder’s annual evaluation of goodwill and other intangible assets.

We reassess the carrying value of its goodwill and intangible assets each year, unless indicators of impairment become apparent earlier.

On May 5, 2003, we amended our agreement with the Journal Gazette Company to extend the joint operating agreement in Fort Wayne, Indiana, to the year 2050. Under the amended terms we increased our partnership interest from 55% to 75%. The joint operating agreement governs the partnership and operation of Fort Wayne Newspapers, the agency that handles advertising sales, printing, distribution and administration of the two daily newspapers. The transaction resulted in a $42 million cash payment, which increased our goodwill balance on the Consolidated Balance Sheet.

The following table shows a 2003, 2002 and 2001 net income comparison had SFAS 142 been applied at the beginning of fiscal year 2001 (in thousands, except per share amounts):

	2003	2002	2001

Reported net income before cumulative effect of change in accounting principle of unconsolidated company	$296,071	$281,727	$184,824
Reported cumulative effect of change in accounting principle of unconsolidated company	—	(24,279)	—
Goodwill and other intangible assets amortization	—	—	55,300

Adjusted Net Income	$296,071	$257,448	$240,124

Reported basic earnings per share before cumulative effect of change in accounting principle of unconsolidated company	$3.68	$3.39	$2.33
Reported cumulative effect of change in accounting principle of unconsolidated company	—	(0.29)	—
Goodwill and other intangible assets amortization	—	—	0.73

Pro forma basic earnings per share	$3.68	$3.10	$3.06

Reported diluted earnings per share before cumulative effect of change in accounting principle of unconsolidated company	$3.63	$3.33	$2.16
Reported cumulative effect of change in accounting principle of unconsolidated company	—	(0.29)	—
Goodwill and other intangible assets amortization	—	—	0.65

Pro forma diluted earnings per share	$3.63	$3.04	$2.81

Goodwill and other intangible assets, along with their weighted-average life, at December 28, 2003, consisted of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount	Weighted- Average Life

Intangible assets continuing to be amortized:
Advertiser lists	$43,558	$25,991	$17,567	12.2
Subscriber lists	33,651	23,361	10,290	9.5
Other	860	520	340	10.0

Total	$78,069	$49,872	$28,197	11.0

Goodwill and other intangible assets not being amortized:
Goodwill			$1,790,229
Newspaper mastheads			284,284
Intangible pension asset			23,336
Other			670

Total			2,098,519

Total goodwill and other intangible assets			$2,126,716

Estimated annual aggregate amount of amortization of other intangible assets expense will be approximately $6.8 million for 2004 through 2006, $4.1 million in 2007 and $1.3 million in 2008.

In 2002, we reclassified $21.6 million from other assets into goodwill and other intangible assets no longer being amortized. The change resulted from certain newspaper routes that had indefinite lives and were more appropriately classified in goodwill.

The defined benefit pension plans we sponsored were affected by losses in asset returns as well as increased benefit obligations due to declines in interest rates. The accumulated benefit obligation exceeded the fair value of plan assets for many of our pension plans. SFAS 87 – “Employers’ Accounting for Pension Plans” required recognition of an additional minimum liability for those deficient plans and, as a part of the transaction, we recorded $23.3 million and $27.0 million at December 2003 and 2002, respectively, as an intangible pension asset, an increase in goodwill and other intangible assets no longer being amortized.

A summary of the balances of goodwill, newspaper mastheads and other intangible assets as of December 29, 2002, and December 28, 2003, and the transactions for the fiscal year ended December 28, 2003, were (in thousands):

	December 29, 2002	Change in Balance of Intangible Pension Asset	Amortization of Other Intangibles	Additions to Goodwill	December 28, 2003

Goodwill	$1,748,229	$—	$—	$42,000	$1,790,229
Newspaper mastheads	284,284				284,284
Other	62,659	(3,633)	(6,823)		52,203

Total	$2,095,172	$(3,633)	$(6,823)	$42,000	$2,126,716

Note 10.  Acquisitions and Dispositions

In January 2001, we sold MediaStream, Inc., for $3.6 million, consisting of $3.35 million in cash and a $250,000 note receivable. We recorded a $1.7 million pre-tax gain on the sale.

In November 2001, CareerBuilder (formerly Career Holdings, Inc.) acquired Headhunter.net, an online recruitment and career development business, for $9.25 per share in cash, or approximately $217 million. Our share was $108.5 million.

In January 2002, we sold our stock in MatchNet plc, realizing proceeds of $651,000 and recording an aggregate pre-tax loss of approximately $4.3 million.

In November 2001, CareerBuilder, Inc. acquired Headhunter.net, an online recruitment and career development business, for $9.25 per share in cash, or approximately $217 million. The acquisition was funded by capital contributions from Knight Ridder and Tribune Co. Our share was $108.5 million. On October 2, 2002, we and Tribune Co. each sold one-third of our respective interest in CareerBuilder to Gannett Co. Inc. for $98.2 million. Our share of the proceeds was approximately $49 million. The sale price was also our carrying value and no gain or loss was recorded on the sale. We currently own a 33.3% interest in CareerBuilder through KRD.

In March 2003, we sold our one-third share of InfiNet Company to Gannett Co. Inc., for approximately $4.5 million. We recorded a $1.0 million pre-tax gain on the sale.

In May 2003, we amended our agreement with the Journal Gazette Company to extend the joint operating agreement in Fort Wayne, Indiana, to the year 2050. Under the amended terms we increased our partnership interest from 55% to 75%. The joint operating agreement governs the partnership and operation of Fort Wayne Newspapers, the agency that handles advertising sales, printing, distribution and administration of the two daily newspapers. The transaction resulted in a $42 million increase in our goodwill balance on the Consolidated Balance Sheet.

Note 11.  Pension and Other Postretirement Benefit Plans

The following disclosure conforms to SFAS No. 132 (revised 2003) – “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” Below is a summary of the components of net periodic benefit cost for the defined benefit plans and postretirement benefit plans (other benefits), along with the total amounts charged to pension expense for multi-employer union defined benefit plans, defined contribution plans and other agreements. We use a measurement date of the last day of our fiscal year for the majority of our pension and other postretirement benefit plans. Amounts are in thousands.

	Pension Benefits			Other Benefits

	2003	2002	2001	2003	2002	2001

Defined benefit plans:
Service cost	$34,238	$35,558	$64,520	$1,741	$2,955	$1,685
Expected expenses paid by plan or company	3,021	3,112	4,777	—	—	—
Interest cost	87,589	83,600	81,235	10,785	11,526	8,625
Expected return on plan assets	(111,564)	(109,091)	(110,251)	—	(730)	(739)
Recognized net actuarial (gain) loss	3,513	(5,455)	(11,954)	2,212	224	3,940
Amortization of prior service cost	5,153	5,468	6,524	(3,878)	(4,103)	(4,104)
Amortization of transition asset	(44)	—	227	—	—	—
Settlement charge	—	—	—	—	(7,817)	—
Immediate loss recognition	—	—	—	799	—	—
Adjustments	(94)	—	—	—	—	—

Net expense	21,812	13,192	35,078	11,659	2,055	9,407
Multi-employer union plans	11,184	13,247	11,500	—	—	—
Defined contribution plans	12,189	11,920	11,789	—	—	—
Other	1,596	2,273	1,731	—	—	—

Net periodic benefit cost	$46,781	$40,632	$60,098	$11,659	$2,055	$9,407

Service cost in 2002 and 2001 included approximately $6.7 million and $35.6 million, respectively, related to accelerating the retirement of certain employees under the work force reduction program and settlement cost related to the termination of a plan for which benefits were replaced by a multi-employer pension plan.

Weighted-average assumptions used each year in accounting for defined benefit plans and postretirement benefits were:

	Pension Benefits			Other Benefits

	2003	2002	2001	2003	2002	2001

Discount rate as of year end	6.25%	6.75%	7.5%	6.25%	6.75%	7.5%
Expected return on plan assets	9.0	9.0	9.0	—	6.5	6.5
Rate of compensation increase	3.8	3.8	4.1	—	4.5	4.5
Medical trend rate:
Initial				10.0	10.0	5.5
Reducing to this percentage by the eighth year				5.0	5.0	5.5

The Expected Return on Assets assumption was developed through analysis of historical market returns, current market conditions, and the fund’s past experience. Estimates of future market returns by asset category are lower than actual long-term historical returns in order to generate a conservative forecast. Overall, it was projected that the funds could achieve a 9.0% net return over time, just from the asset allocation strategy. This assumes no benefit from manager selection strategies. In determining net periodic pension cost for 2004, the expected return on plan assets will be 8.75%.

The assumed health-care-cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health-care-cost trend rate would have the following effects (in thousands):

	One-Percentage- Point Increase	One-Percentage- Point Decrease

Effect on total of service and interest cost components in 2003	$725	$(610)

Effect on postretirement benefit obligation as of December 28, 2003	$9,238	$(7,997)

The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheet for our benefit plans, excluding liabilities of Detroit Newspapers that are reported net in the Consolidated Balance Sheet under the caption “Equity in unconsolidated companies and joint ventures” (in thousands):

	Pension Benefits			Other Benefits

	2003	2002	2001	2003	2002	2001

Change in benefit obligation
Benefit obligation at beginning of year	$1,289,876	$1,124,854	$1,063,691	$156,495	$133,621	$121,995
Service cost	34,238	35,558	64,520	1,741	2,955	1,685
Interest cost	87,589	83,600	81,235	10,785	11,526	8,625
Plan participants’ contributions	—	—	—	2,077	1,901	1,428
Amendments	414	15,752	428	(22,211)	—	—
Actuarial loss (gain)	107,484	113,261	14,583	34,325	37,770	14,239
Benefits paid	(60,551)	(63,808)	(99,603)	(17,103)	(20,523)	(14,351)
Effect of plan settlement	—	(19,341)	—	—	(10,755)	—

Benefit obligation at end of year	$1,459,050	$1,289,876	$1,124,854	$166,109	$156,495	$133,621

Change in plan assets
Fair value of plan assets at beginning of year	$1,045,143	$1,079,956	$1,197,963	$—	$10,892	$11,803
Actual return on plan assets	229,534	(86,868)	(24,954)	—	732	935
Company contributions	29,730	138,039	24,598	15,026	17,753	11,077
Plan participants’ contributions	—	—	—	2,077	1,901	1,428
Benefits paid	(60,551)	(63,808)	(99,603)	(17,103)	(20,523)	(14,351)
Severance payments	—	—	(13,461)	—	—	—
Expenses paid by plan	(3,253)	(2,835)	(4,587)	—	—	—
Effect of plan settlement	—	(19,341)	—	—	(10,755)	—

Fair value of plan assets at end of year	$1,240,603	$1,045,143	$1,079,956	$—	$—	$10,892

Funded status of plan	$(218,447)	$(244,733)	$(44,898)	$(166,109)	$(156,495)	$(122,729)
Unrecognized net actuarial (gain) loss	297,110	310,833	(4,222)	71,290	39,976	(5,977)
Unrecognized prior service cost	29,825	34,564	31,598	(22,211)	(3,878)	(7,982)
Unrecognized transition asset	(18)	(63)	(63)	—	—	—

Net prepaid (accrued) benefit cost	$108,470	$100,601	$(17,585)	$(117,030)	$(120,397)	$(136,688)

In 2002, we amended the LA Guild plan, which increased the benefit by $7.3 million. A prior service cost was not established for this amendment because of plan termination.

In December 2003, an amendment to the postretirement plan was adopted. This amendment states that employees who retire subsequent to January 2004 will no longer be provided company-paid life insurance. There is no effect on the postretirement expense recorded for fiscal year 2003. The effect of the plan amendment is to reduce the future benefit obligation by $12.0 million as of February 2004. In addition, changes in a postretirement medical plan reduced the benefit obligation by $10.2 million.

At the end of 2003 and 2002, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans and pension plans with an accumulated benefit obligation in excess of plan assets, were as follows (in thousands):

	All Pension Plans		Those Plans Whose Accumulated Benefit Obligation Exceeds the Fair Value of Plan’s Assets

Year ended	2003	2002	2003	2002

Projected benefit obligation	$1,459,050	$1,289,876	$1,273,451	$1,152,580
Accumulated benefit obligation	1,334,855	1,183,485	1,158,263	1,056,481
Fair value of plan assets	1,240,603	1,045,143	1,059,330	912,676

A law was enacted in late 2003 to provide certain prescription drug coverage under the Medicare program, effective in 2006. Under this law, beginning in 2006 certain tax-free subsidy payments will be made to employers that provide prescription drug coverage that is at least actuarially equivalent to the benefits provided by the new Medicare program, with respect to those retirees who receive such coverage under the employer’s plan in lieu of Medicare. We expect that we will receive subsidy payments, the extent of which cannot be determined. The results presented in this statement do not reflect the impact of this new law. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require us to change previously reported plan information.

Amounts recognized in the Consolidated Balance Sheet for plans we sponsor consist of (in thousands):

	Pension Benefits			Other Benefits

	2003	2002	2001	2003	2002	2001

Prepaid benefit cost	$157,310	$148,509	$63,428	$—	$—	$—
Accrued benefit liability	(48,841)	(47,908)	(81,013)	(117,030)	(120,397)	(136,688)
Additional minimum liability	(150,523)	(192,572)	(7,852)	—	—	—
Deferred tax asset	47,569	61,936	—	—	—	—
Intangible pension asset	23,336	26,969	7,852	—	—	—
Accumulated other comprehensive income	79,619	103,667	—	—	—	—

Net prepaid (accrued) benefit cost	$108,470	$100,601	$(17,585)	$(117,030)	$(120,397)	$(136,688)

During 2002, the defined benefit pension plans we sponsored were affected by increased benefit obligations due to the decline in interest rates. As a result, at December 28, 2003 and December 29, 2002, the accumulated benefit obligation exceeded the fair value of plan assets for many of our pension plans. SFAS 87 requires recognition of an additional minimum liability for those deficient plans and, as a result the minimum pension liability recorded as of 2003 and 2002, were $103.7 million and $79.6 million, respectively.

As of December 28, 2003, we reflected our share of DN’s minimum pension liability by recording an increase in our investment in DN and our Accumulated Other Comprehensive Income of $30.2 million, net of taxes of $11.3 million, or $18.9 million. Related taxes were recorded as an increase to deferred tax asset.

In 2002, with the concurrence of the Philadelphia Guild employees, we transferred certain severance obligations formerly accounted for as postretirement benefits under the company-sponsored plan to a multi-employer pension plan. Concurrent with the transfer, we contributed $3 million to the multi-employer plan. An employer participating in a multi-employer plan recognizes as net pension expense the required contribution each period and a liability solely for any contributions due and unpaid. Accordingly, upon the transfer we recognized a gain of $15 million, consisting of the previously recorded $18 million postretirement benefit obligation for the Guild plan at the date of the transfer, net of the $3 million contribution.

Our asset allocation for our pension plans at the end of 2002 and 2003 and our target allocation range, by asset category, are as follows:

		Percentage of Plan assets at Year End

Asset Category	Target Allocation Range	2003	2002

Equity securities	40% - 70%	66%	61%
Debt securities	23% - 45%	27%	32%
Real estate	0% - 8%	4%	5%
Other	0% - 10%	3%	2%

Total		100%	100%

These results represent a weighted average, taking into account a number of different plans and investment policies. Statements of investment policy covering the plans outline the governance structure for making decisions, set objectives and restrictions, including policy allocation ranges and outline criteria for selecting and evaluating managers. Investment managers are given tailored directives that take their capabilities into account. Use of derivatives is permitted only where the manager meets special guidelines. A pension investment committee is responsible for monitoring compliance with the policy.

The pension funds do not hold Knight Ridder securities (common stock or other) directly or in separately managed accounts.

Expected Cash Flows

Information about the expected cash flows for the pension and other postretirement benefit plans are as follows (in thousands):

Employer Contributions	Pension Benefits	Other Benefits

2004 (expected)	$6,792	—

Employee Labor Arrangements

We have approximately 18,000 FTEs, approximately 28% of whom are represented by 67 local unions and work under multiyear collective bargaining agreements. Individual newspapers that have one or more collective bargaining agreements are in Akron, Detroit, Duluth, Fort Wayne, Grand Forks, Kansas City, Lexington, Monterey, Philadelphia, Saint Paul, San Jose, State College and Wichita. These agreements are renegotiated in the years in which they expire. During 2004, there will be negotiations to extend collective bargaining agreements in Akron, Detroit, Grand Forks, Kansas City, Saint Paul, State College and Wichita, representing approximately 800 employees.

Note 12.  Quarterly Operations (Unaudited)

Our largest source of revenue, retail advertising, is seasonal and tends to fluctuate with retail sales in markets served. Historically, retail advertising is higher in the second and fourth quarters. National advertising, while not as seasonal as retail, is lower during the summer months.

Classified advertising revenue in the past has been a reflection of the overall economy and has not been significantly affected by seasonal trends. The following table summarizes our quarterly results of operations (in thousands, except per share data):

		Quarter

	Description	First	Second	Third	Fourth

2003	Operating revenue	$699,313	$743,953	$707,216	$795,509
	Operating income	110,551	150,794	128,995	177,267
	Net income	50,672	77,218	69,149	99,032
	Earnings per share:
	Basic	0.62	0.96	0.86	1.24
	Diluted	0.62	0.95	0.85	1.22
	Dividends declared per common share	0.27	0.27	0.32	0.32

2002	Operating revenue	$698,627	$736,157	$711,163	$780,888
	Operating income	120,830	157,463	142,826	184,243
	Net income before cumulative change in accounting principle of unconsolidated company	51,768	76,794	56,536	96,629
	Cumulative change in accounting principle of unconsolidated company	(24,279)	—	—	—
	Net income (a)	27,489	76,794	56,536	96,629
	Earnings per share:
	Basic	0.62	0.92	0.68	1.18
	Diluted	0.60	0.90	0.67	1.16
	Cumulative change in accounting principle of unconsolidated company:
	Basic	(0.29)	—	—	—
	Diluted	(0.28)	—	—	—
	Net income per share:
	Basic	0.33	0.92	0.68	1.18
	Diluted	0.32	0.90	0.67	1.16
	Dividends declared per common share	0.25	0.25	0.25	0.27

(a)	Includes after-tax charge of $11.3 million related to the CareerBuilder LLC conversion in the first quarter.

Note 13.  Accumulated Other Comprehensive Loss

During 2002, the defined benefit pension plans we sponsor were affected by losses in asset returns as well as increased benefit obligations due to the decline in interest rates. As a result, at December 29, 2002, the accumulated benefit obligation exceeded the fair value of plan assets for many of our pension plans. SFAS 87 requires recognition of an additional minimum liability for those deficient plans and, as a result, we recorded an other comprehensive loss of $103.7 million, net of taxes, in 2002. Due to more favorable market conditions during 2003, we were able to offset $24.1 million of the $103.7 million other comprehensive loss, leaving a $79.6 million accumulated other comprehensive loss on our Consolidated Balance Sheet, related entirely to the minimum pension liability on plans we sponsor. Also included in accumulated other comprehensive loss is $18.9 million reflecting our share of DN’s minimum pension liability, net of tax of $11.3 million.

Note 14.  Commitments and Contingencies

At December 28, 2003, we had lease commitments currently estimated to aggregate approximately $91.7 million that expire from 2004 through 2051 as follows (in thousands):

2004	$22,976
2005	18,074
2006	14,329
2007	11,919
2008	8,993
2009 and thereafter	15,391

Total	$91,682

Payments under the lease contracts were $25.3 million in 2003, $25.9 million in 2002 and $25.2 million in 2001.

In connection with our insurance program, letters of credit totaling $56.5 million are required to support certain projected workers’ compensation obligations.

We have ongoing purchase commitments with SP and Ponderay, our two newsprint mill partnership investments. These future commitments are for the purchase of a minimum of $42.5 million and $13.8 million of newsprint in 2004 with SP and Ponderay, respectively, at current market prices. We also have a sales commitment with DN to supply them with 50% of their newsprint requirements, which in 2004 will be approximately $27.4 million. We have the resources necessary to fulfill these commitments in 2004.

Our wholly-owned subsidiary, MediaStream, Inc. (“MediaStream”), was named as one of a number of defendants in two separate class action lawsuits that have been consolidated with one other similar lawsuit by the Judicial Panel on Multi-District Litigation under the caption “In re Literary Works in Electronic Databases Copyright Litigation,” M.D.L. Docket No. 1379 (the “Multi-District Litigation”). The two lawsuits originally filed against MediaStream in September 2000 were:  The Authors Guild, Inc. et al. v. The Dialog Corporation et al., and Posner et al. v. Gale Group Inc. et al. These lawsuits were brought by or on behalf of free-lance authors who allege that the defendants have infringed plaintiffs’ copyrights by making plaintiffs’ works available on databases operated by the defendants. The plaintiffs are seeking to be certified as class representatives of all similarly situated free-lance authors.

The two lawsuits were initially stayed pending disposition by the U.S. Supreme Court of New York Times Company et al. v. Tasini et al., No. 00-21. On June 25, 2001, the Supreme Court ruled that the defendants in Tasini did not have a privilege under Section 201 of the Copyright Act to republish articles previously appearing in print publications absent the author’s separate permission for electronic republication. The judge has ordered the parties in the Multi-District Litigation to try to resolve the claims through mediation, which commenced November 2001, and the parties have agreed to a limited stay to respond to the complaint during such mediation, which may be terminated by the plaintiffs upon 30-days prior written notice. In September 2001, the plaintiffs submitted an amended complaint, which named us as an additional defendant and made reference to KRD.

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

There can be no assurance that we will prevail in the above legal proceedings and management cannot estimate the exposure if we do not prevail. A ruling against us in any of the proceedings described above may have a material adverse effect on our financial condition and results of operation. In addition to the matters described above, we are also involved in litigation and administrative proceedings, primarily libel and copyright infringement actions and environmental and other legal proceedings that have arisen in the ordinary course of business. In the opinion of management, except as set forth above, our liability, if any, under any other pending litigation or administrative proceedings, will not materially affect our consolidated financial position or results of operations.

Note 15.  Detail of “Other, net”

The “Other, net” line within “Other expense” on the consolidated statement of income for the fiscal years ended 2003, 2002 and 2001 is summarized in the table below (in millions):

	2003	2002	2001

Realized losses on sales of marketable securities	$—	$(4.3)	$(11.9)
Other-than-temporary impairment of cost-basis Internet-related investments	(1.6)	(3.1)	(16.8)
Other	(0.1)	(2.1)	(2.0)

Total	$(1.7)	$(9.5)	$(30.7)

In the first quarter of 2001, we sold our holdings in InfoSpace, Inc., AT&T, Webvan Group, inc. and other smaller Internet-related investments, realizing an aggregate pre-tax loss of approximately $11.9 million. Additionally, we recorded other-than-temporary declines in a number of other cost basis Internet-related investments of $16.8 million in 2001.

On January 8, 2002, we sold our stock in MatchNet plc, realizing proceeds of $651,000 and recording an aggregate pre-tax loss of approximately $4.3 million. Additionally, we recorded other-than-temporary declines in a number of other cost-basis Internet-related investments of $3.1 million in 2002. As of December 29, 2002, the carrying value of the remaining cost basis investments was $1.6 million.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNIGHT RIDDER, INC.

Dated:	March 9, 2004		/s/ P. Anthony Ridder

		By:	P. Anthony Ridder Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 9, 2004		/s/ P. Anthony Ridder

		By:	P. Anthony Ridder Chairman and Chief Executive Officer (Principal Executive Officer)

Dated:	March 9, 2004		/s/ Gary R. Effren

		By:	Gary R. Effren Chief Financial Officer and Senior Vice President/Finance (Principal Financial Officer)

Dated:	March 9, 2004		/s/ Carlos A. Abaunza

		By:	Carlos Abaunza Vice President and Controller (Principal Accounting Officer)

Dated:

		By:	Mark A. Ernst Director

Dated:	March 9, 2004		/s/ Kathleen Foley Feldstein

		By:	Kathleen Foley Feldstein Director

Dated:	March 9, 2004		/s/ Thomas P. Gerrity

		By:	Thomas P. Gerrity Director

Dated:	March 9, 2004		/s/ Ronald D. Mc Cray

		By:	Ronald D. Mc Cray Director

Dated:	March 9, 2004		/s/ Pat Mitchell

		By:	Pat Mitchell Director

Dated:	March 9, 2004		/s/ M. Kenneth Oshman

		By:	M. Kenneth Oshman Director

Dated:	March 9, 2004		/s/ Vasant Prabhu

		By:	Vasant Prabhu Director

Dated:	March 9, 2004		/s/ P. Anthony Ridder

		By:	P. Anthony Ridder Director

Dated:	March 9, 2004		/s/ Gonzalo F. Valdes-Fauli

		By:	Gonzalo F. Valdes-Fauli Director

Dated:	March 9, 2004		/s/ John E. Warnock

		By:	John E. Warnock Director

Dated:	March 9, 2004		/s/ Gary R. Effren

		By:	Gary R. Effren Attorney-in-fact

Exhibit Index

Exhibits marked with an asterisk are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K. Unless otherwise indicated, all other documents listed are filed with this report.

Exhibit	Description

2	Disposition of Assets, dated as of March 18, 1998, is incorporated by reference to the Company’s Report on Form 8-K filed March 31, 1998.
3.1

Amended and Restated Articles of Incorporation of Knight-Ridder, Inc. (amended and restated as of February 3, 1998), are incorporated by reference to the Company’s Report on Form 10-K filed March 13, 1998.

3.2	Bylaws of Knight-Ridder, Inc. (as amended to date) is incorporated by referenced to the Company’s Report on Form 10-K filed March 5, 2003.
4.1

Indenture, dated as of February 15, 1986, between Knight-Ridder, Inc. and Manufacturers Hanover Trust Company, as Trustee, is incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-3 (No. 33-28010).

4.2

First Supplemental Indenture, dated as of April 15, 1989, to the Indenture, dated as of February 15, 1986, between Knight-Ridder, Inc. and Chase Manhattan Bank (as successor to Manufacturers Hanover Trust Company), as Trustee, is incorporated by reference to the Company’s Report on Form 8-K, filed April 30, 1989

4.3

Rights Agreement, dated as of June 21, 1996, between Knight-Ridder, Inc. and ChaseMellon Shareholder Services, LLC, is incorporated by reference to the Company’s Report on Form 8-K filed July 10, 1996.

4.4

First Amendment to Rights Agreement, dated as of July 25, 2000, between Knight-Ridder, Inc. and ChaseMellon Shareholder Services, LLC. as Rights Agent, is incorporated by reference to the Company’s Report on Form 8-A/A filed August 10, 2000.

4.5

Indenture, dated as of November 4, 1997, between Knight-Ridder, Inc. and The Chase Manhattan Bank of New York, as Trustee, is incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-37603).

4.6

First Supplemental Indenture, dated as of June 1, 2001, between Knight-Ridder, Inc.; The Chase Manhattan Bank of New York, as original Trustee; and The Bank of New York, as series Trustee, is incorporated by reference to Exhibit 4 to the Company’s Report on Form 8-K filed June 1, 2001.

10.1	Knight-Ridder, Inc. Employee Stock Option Plan (as amended through January 28, 2003) is incorporated by referenced to the Company’s Report on Form 10-K filed March 5, 2003.*
10.2

Knight-Ridder, Inc. Compensation Plan for Nonemployee Directors (as amended through April 22, 2003) is incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed November 26, 2003 (No. 333-110794).*

10.3	Knight-Ridder, Inc. Annual Incentive Plan (as amended and restated effective as of January 1, 2004).*
10.4	Knight-Ridder, Inc. Long-Term Incentive Plan (as adopted effective as of January 1, 2003) is incorporated by referenced to the Company’s Report on Form 10-K filed March 5, 2003.*
10.5	Executive Officer’s Retirement Agreement dated as of December 19, 1991, is incorporated by reference to the Company’s Form 10-K filed March 23, 1994.*
10.6	Executive Income Security Agreement (as amended effective as of October 24, 2000) is incorporated by reference to the Company’s Form 10-K filed March 28, 2001.*
10.7	Knight-Ridder, Inc. Annual Incentive Deferral Plan (effective as of November 1, 1996) is incorporated by reference to the Company’s Form 10-K filed March 29, 2002.*

10.8	First Amendment to the Knight-Ridder Annual Incentive Deferral Plan is incorporated by reference to the Company’s Form 10-K filed March 29, 2002.*
10.9	Second Amendment to the Knight-Ridder, Inc. Annual Incentive Deferral Plan (as amended effective as of January 1, 2000) is incorporated by reference to the Company’s Form 10-K filed March 29, 2002.*
10.10	Third Amendment to the Knight-Ridder, Inc. Annual Incentive Deferral Plan (as amended effective October 1, 2001) is incorporated by reference to the Company’s Form 10-K filed March 29, 2002.*
12	Statement regarding computation of earnings-to-fixed-charges ratio from continuing operations.
14	Knight Ridder Code of Business Ethics (as amended through January 27, 2004) is incorporated by reference to Exhibit 14 to the Company’s Report on Form 8-K filed January 4, 2004.
21	Subsidiaries of Knight-Ridder, Inc.
23	Consent of Independent Certified Public Accountants
24	Powers of Attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a) of the Securities Exchange Act, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and Rule 15d-14(b)of the Securities Exchange Act, as amended.

*	Denotes a management contract or compensatory plan or arrangement.

Schedule II

Item 15(d)
Knight-Ridder, Inc. and Subsidiaries
Valuation and Qualifying Accounts
For the Three Years Ended December 28, 2003
(in thousands)

Column A	Column B	Column C	Column D	Column E

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balances at End of Period

Year ended December 28, 2003
Reserves and allowances:
Accounts receivable allowances	$21,085	$18,228	$19,448	$19,865
Rebate reserve	17,564	15,871	19,850	13,585

	$38,649	$34,099	$39,298	$33,450

Year ended December 29, 2002
Reserves and allowances:
Accounts receivable allowances	$23,811	$19,862	$22,588	$21,085
Rebate reserve	20,091	17,273	19,800	17,564

	$43,902	$37,135	$42,388	$38,649

Year ended December 30, 2001
Reserves and allowances:
Accounts receivable allowances	$20,238	$31,958	$28,385	$23,811
Rebate reserve	15,705	27,136	22,750	20,091

	$35,943	$59,094	$51,135	$43,902

S-1