Form 10-Q
period 2004-03-28
KNIGHT RIDDER INC
filed 2004-04-30
CIK 205520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 28, 2004

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

The registrant had 78.7 million shares of common stock (par value $.02 1/12 per share), net of treasury stock, issued and outstanding as of April 20, 2004.

Knight Ridder

Table of Contents for Form 10-Q

Forward-Looking Statements

Certain statements in this quarterly report on Form 10-Q are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated.

Potential risks and uncertainties that could adversely affect our ability to obtain these results include, without limitation, the following factors: (a) increased consolidation among major retailers or other events that may adversely affect business operations of major customers and depress the level of local and national advertising; (b) an economic downturn in some or all of our principal newspaper markets that may lead to decreased circulation or decreased local or national advertising; (c) a decline in general newspaper readership patterns as a result of competitive alternative media or other factors; (d) an increase in newsprint costs over the levels anticipated; (e) labor disputes or shortages that may cause revenue declines or increased labor costs; (f) disruptions in electricity and natural gas supplies and increases in energy costs; (g) increases in health and welfare, pension and postretirement costs; (h) increases in business insurance costs; (i) a decline in the value of companies that we invest in that must be recorded as a charge to earnings; (j) acquisitions of new businesses or dispositions of existing businesses; (k) increases in interest or financing costs or availability of credit; (l) rapid technological changes and frequent new product introductions prevalent in electronic publishing, including the evolution of the Internet; and, (m) acts of war, terrorism, natural disaster or other events that may adversely affect our operations or the operations of our key suppliers.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KNIGHT RIDDER

CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

	March 28, 2004 (unaudited)	December 28, 2003
ASSETS

Current Assets
Cash	$34,273	$33,536
Accounts receivable, net of allowances of $23,411 in 2004 and $19,865 in 2003	366,623	404,097
Inventories	45,208	41,823
Prepaids	37,058	23,410
Deferred income taxes	19,627	19,899
Other current assets	1,441	3,184

Total Current Assets	504,230	525,949

Investments and Other Assets
Equity in unconsolidated companies and joint ventures	299,473	295,240
Pension asset	117,190	123,030
Fair value of interest rate swap agreements	61,728	46,881
Other	41,474	50,216

Total Investments and Other Assets	519,865	515,367

Property, Plant and Equipment
Land and improvements	92,371	92,371
Buildings and leasehold improvements	491,251	490,649
Equipment	1,294,302	1,293,866
Construction and equipment installations in progress	105,507	87,663

	1,983,431	1,964,549
Less accumulated depreciation and amortization	(1,054,139)	(1,035,902)

Property, Plant and Equipment, net	929,292	928,647

Goodwill and Other Identified Intangible Assets
Goodwill	1,792,817	1,790,229
Newspaper mastheads	285,139	284,284
Other, net of accumulated amortization of $51,578 in 2004 and $49,872 in 2003	50,497	52,203

Total Goodwill and Other Identified Intangible Assets, net	2,128,453	2,126,716

Total Assets	$4,081,840	$4,096,679

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$98,374	$162,627
Accrued expenses and other liabilities	109,682	94,018
Accrued compensation and withholdings	76,523	83,851
Deferred circulation revenue	81,976	78,078
Income taxes payable	28,614	16,360
Current portion of long-term debt	20,000	20,000

Total Current Liabilities	415,169	454,934

Noncurrent Liabilities
Long-term debt	1,457,516	1,433,560
Fair value of interest rate swap agreements	61,728	46,881
Deferred income taxes	294,161	296,432
Postretirement benefits other than pensions	117,264	117,162
Employment benefits	146,950	146,577
Other noncurrent liabilities	107,397	111,578

Total Noncurrent Liabilities	2,185,016	2,152,190

Minority Interest in Consolidated Subsidiaries	1,939	310

Commitments and Contingencies	—	—
Shareholders’ Equity
Common stock, $.02 1/12 par value; shares authorized - 250,000,000; shares issued - 78,887,000 shares in 2004 and 79,264,000 shares in 2003	1,643	1,651
Additional capital	1,099,259	1,074,483
Retained earnings	478,646	512,997
Accumulated other comprehensive loss	(98,509)	(98,509)
Treasury stock, at cost, 24,000 shares in 2004 and 25,000 shares in 2003	(1,323)	(1,377)

Total Shareholders’ Equity	1,479,716	1,489,245

Total Liabilities and Shareholders’ Equity	$4,081,840	$4,096,679

See “Notes to Consolidated Financial Statements.”

KNIGHT RIDDER

CONSOLIDATED STATEMENT OF INCOME

(Unaudited—in thousands, except per share data)

	Quarter Ended
	March 28, 2004	March 30, 2003
OPERATING REVENUE
Advertising
Retail	$251,283	$250,575
National	82,024	77,417
Classified	214,571	208,754

Total	547,878	536,746
Circulation	139,219	141,927
Other	25,174	20,640

Total Operating Revenue	712,271	699,313

OPERATING COSTS
Labor and employee benefits	305,960	291,096
Newsprint, ink and supplements	94,888	91,100
Other operating costs	173,988	176,555
Depreciation and amortization	26,376	30,011

Total Operating Costs	601,212	588,762

OPERATING INCOME	111,059	110,551

OTHER INCOME (EXPENSE)
Interest expense, net	(13,169)	(17,759)
Equity in losses of unconsolidated companies and joint ventures	(8,067)	(10,424)
Minority interest in earnings of consolidated subsidiaries	(1,912)	(2,695)
Other, net	(239)	1,015

Total Other Expense	(23,387)	(29,863)

Income before income taxes	87,672	80,688
Income taxes	31,735	30,016

Net income	$55,937	$50,672

NET INCOME PER SHARE
Basic	$0.71	$0.62

Diluted	0.70	0.62

DIVIDENDS DECLARED PER COMMON SHARE	$0.32	$0.27

AVERAGE SHARES OUTSTANDING
Basic	79,005	81,177

Diluted	80,338	82,075

See “Notes to Consolidated Financial Statements.”

KNIGHT RIDDER

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited - in thousands)

	Quarter Ended
	March 28, 2004	March 30, 2003
CASH PROVIDED BY OPERATING ACTIVITIES
Net income	$55,937	$50,672
Noncash items deducted from (included in) income:
Depreciation	24,452	28,109
Amortization of other identified intangible assets	1,706	1,705
Amortization of other assets	219	197
Provision (benefit) for deferred taxes	(2,271)	718
Provision for bad debts	4,934	5,613
Minority interest in earnings of consolidated subsidiaries	1,912	2,695
Other items, net	3,083	1,109
Cash items not deducted from (included in) income:
Contributions lower than pension and other post-retirement benefit expenses	6,490	577
Tax benefit from stock option exercises and stock purchases	5,249	1,390
Distributions (less than) in excess of earnings from investees	(2,286)	7,738
Change in certain assets and liabilities:
Accounts receivable	32,665	28,594
Inventories	(3,385)	1,103
Other assets	(11,633)	28,093
Accounts payable	(64,253)	(32,610)
Income taxes payable	12,254	—
Other liabilities	6,335	(26,468)

Net Cash Provided by Operating Activities	71,408	99,235

CASH REQUIRED FOR INVESTING ACTIVITIES
Purchases of property, plant and equipment	(25,140)	(9,649)
Acquisition of, and additional investments in, businesses	(6,317)	—
Proceeds from sales of investments	—	4,552
Other items, net	2,739	(11,717)

Net Cash Required for Investing Activities	(28,718)	(16,814)

CASH REQUIRED FOR FINANCING ACTIVITIES
Purchase of treasury stock	(77,748)	(68,268)
Net increase (decrease) in commercial paper, net of unamortized discount	23,681	(10,440)
Payment of cash dividends	(25,288)	(21,963)
Proceeds from stock option exercises and stock purchases	33,807	14,333
Other items, net	3,595	(2,093)

Net Cash Required for Financing Activities	(41,953)	(88,431)

Net Increase (Decrease) in Cash	737	(6,010)
Cash at beginning of the period	33,536	39,330

Cash at the end of the period	$34,273	$33,320

SUPPLEMENTAL CASH FLOW INFORMATION:

Noncash financing activities:

Issuance of treasury stock associated with long-term incentive plan
Treasury Stock	$—	$12,106

Issuance of common stock in exchange for treasury stock
Additional Capital	—	3,230
Treasury Stock	—	(3,230)
Income Tax Payments	18,900	1,551

See “Notes to Consolidated Financial Statements.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Knight Ridder, along with its consolidated subsidiaries is referred to collectively in this report on Form 10-Q as “we,” “our” and “us,” and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 28, 2004 are not necessarily indicative of the results that may be expected for the year ending December 26, 2004. For further information, refer to the consolidated financial statements and footnotes, as well as the critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 28, 2003.

Certain amounts in the prior year have been reclassified to conform to the 2003 year end presentation related primarily to advertising, circulation and online revenue. Beginning with our Annual Report on Form 10-K for the year ended December 28, 2003, we reported our print and online advertising revenue on a combined basis. Accordingly, last year’s information presented in this Quarterly Report on Form 10-Q reflect this reclassification. The change in the presentation of circulation revenue pertains to the recording of certain newspaper carrier delivery costs, which in the past were recorded as contra-revenue. The reclassification of this cost increased other operating costs with a corresponding increase in circulation revenue.

NOTE 2. COMPREHENSIVE INCOME

For all periods presented, there are no reconciling items for comprehensive income. Net income as presented on the Consolidated Income Statement is the same as total comprehensive income.

NOTE 3. EMPLOYEE AND NON-EMPLOYEE STOCK OPTIONS

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS 148) – “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends SFAS 123 –“Accounting for Stock-Based Compensation” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements issued for 2003. As allowed by FAS 123, we follow the disclosure requirements of FAS 123, but continue to account for our employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which results in no charge to earnings when stock options are issued at fair market value.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. In addition, the 15% discount in market value under the Employee Stock Purchase Plan is treated as compensation expense for pro forma purposes. Our reported and pro forma information follows (in thousands, except share data):

	Quarter Ending
	March 28, 2004	March 30, 2003
Net income, as reported	$55,937	$50,672
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,928	3,790

Pro forma net income	$52,009	$46,882

Basic earnings per share, as reported	$0.71	$0.62
Proforma basic earnings per share	0.66	0.58

Diluted earnings per share, as reported	$0.70	$0.62
Proforma diluted earnings per share	0.65	0.57

NOTE 4. EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are based on the sum of the weighted average number of common shares outstanding and common stock equivalents arising from stock options. Net income is the same for basic and diluted earnings per share calculations and is attributable to common shareholders.

Shares used to calculate earnings per share are as follows (in thousands):

	Quarter Ended
	March 28, 2004	March 30, 2003
Basic weighted average shares outstanding	79,005	81,177
Effect of dilutive stock options	1,333	898

Diluted weighted average shares outstanding	80,338	82,075

	Quarter Ended
	March 28, 2004	March 30, 2003
Weighted average shares subject to stock options included in the determination of common stock equivalents for the calculation of diluted earnings per share	10,082	10,097

Weighted average shares subject to stock options which are not included in the calculation of diluted earnings per share because their impact is antidilutive	80	167

NOTE 5. BUSINESS SEGMENTS

Financial data for each of our business segments are as follows (in thousands):

	Quarter Ended
	March 28, 2004	March 30, 2003
Operating revenue
Newspapers	$687,817	$682,160
Online	24,454	17,153

	$712,271	$699,313

Operating income
Newspapers	$116,359	$117,583
Online	6,707	2,042
Corporate	(12,007)	(9,074)

	$111,059	$110,551

Depreciation and amortization
Newspapers	$24,159	$27,545
Online	987	1,072
Corporate	1,230	1,394

	$26,376	$30,011

Capital Expenditures
Newspapers	$24,131	$8,700
Online	307	27
Corporate	702	922

	$25,140	$9,649

	As of
	March 28, 2004	December 28, 2003
Assets
Newspapers	$3,677,917	$3,701,790
Online	115,432	119,705
Corporate	288,491	275,184

	$4,081,840	$4,096,679

Goodwill - Newspapers	$1,792,817	$1,790,229

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets along with their weighted-average life, at March 28, 2004 consisted of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount	Weighted- Average Life (years)
Intangible assets continuing to be amortized:
Advertiser lists	$43,558	$26,920	$16,638	12.2
Subscriber lists	33,651	24,116	9,535	9.5
Other	860	542	318	10.0

Total	$78,069	$51,578	$26,491	11.0

Goodwill and other identified intangible assets not being amortized:
Goodwill			$1,792,817
Newspaper mastheads			285,139
Intangible pension asset			23,336
Other			670

Total			2,101,962

Total goodwill and other identified intangible assets			$2,128,453

The following is a summary of the balances of goodwill and other identified intangible assets as of December 28, 2003 and March 28, 2004 (in thousands):

	December 28, 2003	Amortization of Other Intangibles	Additions to Goodwill	March 28, 2004
Goodwill	$1,790,229	$—	$2,588	$1,792,817
Newspaper Mastheads	284,284	—	855	285,139
Other	52,203	(1,706)	—	50,497

Total	$2,126,716	$(1,706)	$3,443	$2,128,453

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued SFAS No. 132 (revised 2003) – “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition provisions of FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. It requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. It requires that information be provided separately for pension plans and for other postretirement benefit plans. The Statement is effective for financial statements with fiscal years ending after December 15, 2003. The adoption of SFAS No. 132 (revised 2003) did not have a material impact on our results of operations or financial position. See “Note 8. Pension and Other Postretirement Benefit Plans” for the interim disclosures required by this Statement.

NOTE 8. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The following disclosure conforms to SFAS No. 132 (revised 2003) – “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” Below is a summary of the components of net periodic benefit cost for the defined benefit plans and postretirement benefit plans (other benefits) (in thousands):

	Pension Benefits		Other Benefits
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Service cost	$9,978	$8,385	$407	$456
Interest cost	22,783	21,587	2,495	2,473
Expected return on plan assets	(27,669)	(27,974)	—	—
Amortization of net loss	2,188	529	959	265
Amortization of prior service cost	1,080	1,292	(490)	(970)
Other, net	(6)	19	—	—

Net periodic benefit cost	$8,354	$3,838	$3,371	$2,224

We previously disclosed in our Annual Report on Form 10-K for the year ended December 28, 2003, that we expected to contribute $6,792,000 to our pension plans in 2004. We presently anticipate contributing an additional $400,000 to fund our pension plans in 2004 for a total of $7,192,000. During the quarter ended March 28, 2004, we contributed $1,218,000 to our pension plans.

NOTE 9. COMMITMENTS AND CONTINGENCIES

We are involved in certain claims and litigation related to our operations, including ordinary routine litigation incidental to our business. There have been no material developments in these claims and litigation subsequent to those described under “Note 14. Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 28, 2003.

We have future commitments for capital expenditures relating to our newspaper in Kansas City and our joint operating agreement in Detroit. There are commitments of approximately $93 million for building, plant and presses in Kansas City and commitments of approximately $26 million for presses and mailroom related equipment in Detroit. The Kansas City production plant is scheduled for completion in 2006, while the Detroit production plant is scheduled for completion in 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements contained elsewhere in this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 28, 2003.

Certain amounts in the prior year have been reclassified to conform to the 2003 year end presentation related primarily to advertising, circulation and online revenue. Beginning with our Annual Report on Form 10-K for the year ended December 28, 2003, we reported our print and online advertising revenue on a combined basis. Accordingly, last year’s information presented in this Quarterly Report on Form 10-Q reflect this reclassification. The change in the presentation of circulation revenue pertains to the recording of certain newspaper carrier delivery costs, which in the past were recorded as contra-revenue. The reclassification of this cost increased other operating costs with a corresponding increase in circulation revenue.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenues, allowances for bad debts, asset impairments, pension and postretirement benefits, self-insurance and casualty insurance, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

We believe there have been no significant changes during the quarter ended March 28, 2004 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

Business Summary

We report two operating business segments: Newspaper and Online. The Newspaper segment represented 96.6% of total operating revenue for the quarter just ended. Advertising revenue within this segment represented 73.8% of total operating revenue. Retail, classified and national advertising revenue represented 47.3%, 37.7% and 15.0%, respectively, of total advertising revenue. Circulation revenue comprised 19.5% of total operating revenue.

The following Business Summary discusses our consolidated results of operations, which includes print and online. Information and discussion on our business segments is included under the Newspaper Division and Online Division. Also, further information is available under “Note 4. Business Segments” of the consolidated financial statements contained in this report.

Advertising revenue is primarily determined by the linage, rate and mix of advertisement. The advertising rate depends largely on our market reach, primarily through circulation, and market position. Circulation revenue is based on the number of copies sold and the subscription rate charged to customers.

Our overall circulation makes us the second largest newspaper company in the United States. We operate in several large metropolitan areas, and ours are the leading newspapers in most of the locations we serve.

Our retail category in 2004, compared with the same periods in 2003, was down 0.8% and 0.5% in January and February, respectively, but it rebounded in March, increasing 2.2% compared to March 2003. Favorable comparisons with last year were helped by this year’s earlier Easter and last year’s lower revenue due to the start of the war in Iraq. For the quarter, retail was positive in seven of our eight largest markets. The sporting goods and home furnishings categories were generally strong, with additional gains in financial, furniture, auto/supplies and healthcare categories, as well as a 2.8% increase in preprint revenue, on a 2.4% volume increase. Other bright spots were specialized publications, up over 15%, and non-subscriber TMC (Total Market Coverage), up over 7%. However, the department store category continued to be soft.

Contributing to the nearly 6% rise in national in the first quarter were strong performances in the airline, automotive and financial categories along with gains in preprints. National advertising in 2004, compared to the same periods in 2003, went from a negative 0.4% in January to a positive 16.7% in March. For the quarter, national was positive in seven of our eight largest markets. The airline category was up nearly 30%, automotive was up 7.4% and the financial category was up 33%. An earlier Easter drove national preprints up over 12%. Declines in the pharmaceuticals, entertainment and computer categories partially offset the above-mentioned growth in national.

The classified category was up 2.8% for the quarter, driven by a positive employment category performance and strong real estate gains. Employment turned positive in February, up 5.4%, for the first time since December 2000, had nice sequential improvement in March, up 7.7%, and ended the quarter up 2%. This was the first quarter to show growth since the fourth quarter of 2000. Nearly all markets showed gains in the employment category with Fort Worth, Columbia and Lexington up in double-digits and San Jose increasing over 2% for the quarter. The weakest employment market during the quarter was Philadelphia, down 13%. Classified automotive was up slightly, 0.9% for the quarter, going against extremely strong comparables for the past two years in which this category was up over 8%. Again, nearly all markets showed growth. The real estate category remained strong, up 5.4%, and growth was positive in most of the large markets. This growth came on top of 12.3% growth in first quarter last year. For employment classified, we are projecting a modest increase for the year, and for total classified and total advertising revenue, we are projecting an increase in the mid single digits for the year.

We continue to expand our core revenue sources. We launched a Revenue Task Force in 2003 to identify new sources of revenue and are now implementing those initiatives that best fit our strategy and have the highest return. With a target of an incremental $30 million in revenue in 2004, we are 25% ahead of our goal as of the end of the first quarter. We continue to focus on the following areas: national, automotive and help wanted, sales force staffing, paid content, niche publications, retail majors and ROP zoning. We also have established a national marketing group in response to the rapidly evolving trends in the retail and national environments.

Circulation growth continues to be challenging. However, we still expect circulation growth for the year, excluding Fort Wayne and Detroit, the two markets where we have joint operating agreements. Our plans during the remaining three quarters of 2004 include telemarketing and selective discounting, along with increased use of crew sales, kiosks, single-copy insert coupons and direct mail promotions. Recently enacted telemarketing rules adopted by the Federal Trade Commission and Federal Communications Commission, including the National Do-Not-Call Registry and regulations, will have an impact on our ability to source subscriptions through telemarketing. Based on six months of results since the new rules were enacted, it appears the impact of the list will be less than one-half of one percent in circulation copies. There are two mitigating factors: (a) not everyone will elect to be included on the register, and (b) our newspapers will still be able to contact persons with whom they have an established business relationship or from whom they obtained express consent.

In response to the economic downturn, newspapers have focused attention on cost reduction. In 2002, we launched an Operations Task Force to identify savings that could be applied companywide. The Task Force teams investigated opportunities in content, production, technology, people, administration, vendor management, smaller papers and circulation. We began implementing their recommendations in 2003. In total, we anticipate incremental savings in operating costs of more than $50 million in 2004.

During the first quarter of 2004, overall costs were up just 2.1%, despite a 6.4% rise in the average price per ton of newsprint and a 13.5% increase in benefits costs. The increase in benefit costs was largely due to pension and other postretirement benefits, up 47.8%. Full-time equivalent employees (FTEs) were down 2.4% from the first quarter of 2003. For the remaining three quarters of 2004, we anticipate increases in newsprint and benefits in the low double digits and high single digits, respectively. However, due to certain cost efficiencies, we expect the newsprint, ink and supplements line to only increase in the high single digits. Partially offsetting the pension and postretirement benefits increase are anticipated reductions in workers compensation and employee health insurance. FTEs should be down 0.5%, with the core down 1.0% but with 0.5% added back for various Revenue Task Force initiatives.

Our online segment performed well in the first quarter of 2004. Revenue of $24.5 million was up 42.6% and operating income of $6.7 million compared with $2.0 million the previous year. Knight Ridder Digital (KRD) unique visitors averaged 10.9 million per month, up 43.7%, primarily reflecting the recent AOL and MSN traffic agreements with CareerBuilder and enhancements to our local Web sites. We continue to project a solid trajectory of growth for this segment during the balance of 2004.

Corporate expenses increased $3.0 million for the comparable quarter due primarily to higher pension expense and property insurance.

Our net income and diluted earnings per share were favorably impacted by the level of interest expense, losses from investees, effective tax rate and the number of shares repurchased (net of the shares issued pursuant to stock option and purchase plans).

Net interest expense decreased $4.6 million, or 25.8%, in the first quarter of 2004 compared with the same period in 2003. The decrease was due primarily to a lower weighted-average interest rate. Additionally, capitalized interest expense associated with the construction of our new Kansas City production plant increased by $914,000 from the comparable quarter in the prior year.

Losses from investees declined $2.4 million during the first quarter and we expect further improvement throughout the remainder of 2004 as the price per ton of newsprint is projected to increase, benefiting our newsprint mill investees.

Our effective tax rate was lower in the first quarter of 2004 compared to the same period in 2003, mainly due to favorable state tax settlements during the quarter. We anticipate the effective tax rate for the year to be in the 37% to 38% range.

CONSOLIDATED RESULTS OF OPERATIONS: FIRST QUARTER ENDED MARCH 28, 2004 COMPARED TO FIRST QUARTER ENDED MARCH 30, 2003:

NEWSPAPER DIVISION

Operating Revenue

The table below presents operating revenue and related statistics for our newspaper operations for the comparable quarters (in thousands):

	March 28, 2004	March 30, 2003	Variance	% Change
Operating revenue
Advertising
Retail	$248,545	$248,881	$(336)	(0.1)
National	80,219	76,222	3,997	5.2
Classified	196,972	196,392	580	0.3

Total	525,736	521,495	4,241	0.8
Circulation	139,219	141,927	(2,708)	(1.9)
Other	22,862	18,738	4,126	22.0

Total operating revenue	$687,817	$682,160	$5,659	0.8

Average circulation
Daily	3,844	3,880	(36)	(0.9)
Sunday	5,198	5,211	(13)	(0.3)

Advertising linage (full-run)
Retail	3,371.6	3,500.2	(128.6)	(3.7)
National	641.5	615.2	26.3	4.3
Classified	4,463.6	4,382.7	80.9	1.8

Total	8,476.7	8,498.1	(21.4)	(0.3)

Factored part-run linage	591.6	559.9	31.7	5.7

Total preprints inserted	1,800.2	1,785.7	14.5	0.8

Retail revenue decreased slightly during the quarter ended March 28, 2004 compared to March 30, 2003. San Jose had the largest unfavorable variance, down 13.1%. The largest increases were in Philadelphia, up 3.1%, Kansas City, up 3.6%, Charlotte, up 3.9%, and Miami, up 1.8%.

National revenue increased $4.0 million, or 5.2%, with the largest favorable variances in Miami, up 10.1%, Philadelphia, up 6.7%, Saint Paul, up 17.8%, and Charlotte, up 11.1%. San Jose had the largest unfavorable variance, down 7.6%, due to shortfalls in telecom and technology.

Classified revenue increased $580,000, or 0.3%, with the largest increases in Fort Worth, up 5.3%, Miami, up 3.4%, Saint Paul, up 11.6%, Kansas City, up 4.9%, and Lexington, up 12.0%. Fort Worth and Miami had increases in real estate, employment and other classified, while Saint Paul, Kansas City and Lexington had increases in all categories of classified revenue. All classified categories increased versus last year, with real estate, up 5.4%, employment, up 2.0%, automotive, up 0.9%, and other classified, up 3.9%. Philadelphia had the largest unfavorable variance in classified revenue, down 2.8%, due to employment and other classified revenue.

Circulation revenue decreased $2.7 million, or 1.9%, as eighteen of twenty-seven newspapers were below the comparable quarter in the prior year. The largest decreases were in Philadelphia, down 2.9%, Miami, down 4.8%, Kansas City, down 2.6%, and Columbia, down 6.0%. Fort Worth had the largest favorable variance, up 5.3%, due to a price increase. Average daily copies were down 0.9% and average Sunday copies were down 0.3%, against the prior year. The combination of discounting and a decline in circulation copies caused the overall circulation revenue decline.

Other revenue increased by $4.1 million, or 22.0%, from the comparable quarter in the prior year. The favorable variance was due to increases in earnings from Detroit and increases in alternate distribution revenue and commercial printing.

Operating Costs

The table below presents operating costs for our newspaper operations for the comparable quarters (in thousands):

	Quarter Ended		Variance	% Change
	March 28, 2004	March 30, 2003
Operating costs
Labor and employee benefits	$291,897	$280,636	$11,261	4.0
Newsprint, ink and supplements	97,522	93,756	3,766	4.0
Other operating costs	157,880	162,640	(4,760)	(2.9)
Depreciation and amortization	24,159	27,545	(3,386)	(12.3)

Total operating costs	$571,458	$564,577	$6,881	1.2

Labor and employee benefits increased $11.3 million, or 4.0%, in the first quarter of 2004 from the first quarter of 2003 due to higher pension expense and other postretirement benefits ($4.6 million or 28.5%), payroll taxes ($2.2 million or 11.4%), bonus and incentive expense ($1.2 million or 6.7%) and a 3.6% increase in the average wage rate. These increases were partially offset by a 477, or 2.7%, decrease in the number of full-time equivalent employees (FTEs) and a $1.1 million, or 4.7%, decline in health insurance cost.

Newsprint, ink and supplements increased in the first quarter of 2004 from the first quarter of 2003 by $3.8 million, or 4.0%, due to a 6.4% increase in the average price per ton of newsprint, partially offset by a 1.4% decrease in ink and supplements and a 0.8% decrease in consumption.

Other operating costs decreased by $4.8 million, or 2.9%, for the comparable quarters. We experienced decreases in numerous categories of expenses, including legal, telecommunication, postage and express delivery, equipment repair and maintenance, travel and bank fees.

Depreciation and amortization declined $3.4 million, or 12.3%, in the first quarter of 2004 compared to the first quarter of 2003, due to lower capital spending in recent years.

ONLINE DIVISION

The table below presents the operating results and related statistics for our online operations for the comparable quarters (in thousands):

	March 28, 2004	March 30, 2003	Variance	% Change
Operating revenue
Advertising
Retail	$2,738	$1,694	$1,044	61.6
National	1,805	1,195	610	51.0
Classified	17,599	12,362	5,237	42.4

Total	22,142	15,251	6,891	45.2
Other	2,312	1,902	410	21.5

Total operating revenue	24,454	17,153	7,301	42.6

Operating costs
Labor and employee benefits	7,398	6,165	1,233	20.0
Other operating costs	9,362	7,874	1,489	18.9
Depreciation and amortization	987	1,072	(85)	(7.9)

Total operating costs	17,747	15,111	2,637	17.5

Operating income	$6,707	$2,042	$4,664	228.3

Average monthly unique visitors	10,894	7,581	3,313	43.7

Total operating revenue increased $7.3 million, or 42.6%, driven largely by increases in recruitment revenue due primarily to strong recruiter demand for integrated print and online advertising packages. Average monthly unique visitors increased 3.3 million to 10.9 million during the first quarter ended March 28, 2004 compared to 7.6 million during the first quarter of 2003. The growth resulted from enhancements to our local Web sites, making them user-friendlier to our advertisers and readers. Among these were: highly valuable and frequently updated content coupled with increased visibility of our sites in Web search engines. Also contributing were strategies that combined print and online ads drawing people to classifieds and other areas of our sites.

The cost of labor and employee benefits increased by $1.2 million, or 20.0%, for the quarter ended March 28, 2004 compared with the quarter ended March 30, 2003, driven largely by a 22.0, or 10.2%, increase in FTEs, a 117.6% increase in sales commission expense and a 62.0% increase in bonus expense. Other operating costs increased $1.5 million, or 18.9%, in the first quarter of 2004 compared with the first quarter of 2003, due to increases in cost of goods sold, directly tied to the higher revenue performance. Depreciation and amortization decreased slightly in the first quarter of 2004 compared with the same period in 2003.

Liquidity and Capital Resources

Cash was $34.3 million at March 28, 2004, compared with $33.5 million at December 28, 2003. During the first quarter of 2004, cash flows from operating activities, proceeds from stock options exercises and stock purchases and an increase in commercial paper were used to fund treasury stock purchases, the payment of common stock dividends and the purchases of property, plant and equipment.

At March 28, 2004, working capital was $89.1 million, compared with $71.0 million at December 28, 2003. The increase in working capital was due to a $64.3 million decrease in accounts payable (due largely to the timing of payments) and a $13.6 million increase in prepaids, partially offset by a $37.6 million net decrease in accounts receivable. The increase in prepaids and the decrease in accounts receivable are primarily due to seasonal factors.

During the first quarter of 2004, cash required for investing activities was primarily for the purchase of $25.1 million in property, plant and equipment, of which $ 7.1 million was related to our new Kansas City production plant.

We invest excess cash in short-term investments, depending on projected cash needs for operations, capital expenditures and other business purposes. We supplement our internally generated cash flow with a combination of short- and long-term borrowings. Average outstanding commercial paper during the quarter was $392.1 million, with an average effective interest rate of 1.1%. At March 28, 2004, our $895 million revolving credit agreement, which supports the commercial paper and our letters of credit outstanding, had remaining availability of $468.3 million. The revolving credit facility matures in 2006. We also have available $200 million in extendable commercial notes. Our future ability to borrow funds and the interest rates on those funds could be adversely impacted by a decrease in our debt ratings and by negative conditions in the debt capital markets.

Over the past three years we have entered into various interest rate swap agreements. In January 2004, we entered into additional interest rate swap agreements, converting $200 million of fixed rate debt for variable rate debt, increasing our percentage of variable-rate borrowings to about 70%. We entered into these agreements to manage interest rate exposure by achieving a desired proportion of fixed rate versus variable rate debt. The swap agreements expire at various dates in 2005, 2007, 2009 and 2011, and effectively convert an aggregate principal amount of $700 million of fixed-rate long-term debt into variable-rate borrowings. The variable interest rates are based on the three- or six-month London InterBank Offering Rate (LIBOR) plus a rate spread. For the quarter ended March 28, 2004, the weighted-average variable interest rates under these agreements were 3.6% versus the weighted-average fixed rate of 7.9%. We do not trade or engage in hedging for speculative or trading purposes, and hedging activities are transacted only with highly rated financial institutions, reducing the exposure to credit risk.

During the first quarter of 2004, we repurchased approximately 1.0 million common shares at a total cost of $77.7 million and an average cost of $75.85 per share. At quarter-end, authorization remained to purchase approximately 2.2 million shares.

Our operations have historically generated strong positive cash flow that along with our commercial paper program, revolving credit lines and our ability to issue public debt, have provided adequate liquidity to meet short- and long-term cash requirements, including requirements for working capital and capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Annual Report on Form 10-K for the year ended December 28, 2003, describes our disclosure about market risk. As of March 28, 2004, there have been no material changes in our market risk since December 28, 2003.

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 28, 2003, the Board of Directors approved the repurchase of up to 6 million shares of our common stock. The following sets forth our common stock open market repurchases for the first quarter of 2004:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
Dec 29, 2003 through Feb 1, 2004 (1)	601,100	$76.60	601,100	2,593,200
Feb 2, 2004 through Feb 29, 2004	235,000	75.63	235,000	2,358,200
Mar 1, 2004 through Mar 28, 2004	188,900	73.75	188,900	2,169,300

Total	1,025,000		1,025,000

(1)	In January 2004, we repurchased 500,000 shares of our common stock pursuant to a contract, which will settle one year from the purchase date. The estimated cost of repurchasing the shares was paid in advance. The estimated cost is based on the closing share price as reported by the NYSE on the date of the contract. The difference between the estimated price and the volume weighted-average price (VWAP) over the life of the contract will be settled at the end of the contract period.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act, as amended.

(b)	Reports on Form 8-K

We filed a Report on Form 8-K on January 21, 2004, under Item 9, reporting our earnings for the fourth quarter and fiscal year ended December 28, 2003 and our statistical report for the month ended December 28, 2003. On February 2, 2004, we also filed a Report on Form 8-K, under Item 10, announcing the amendment to our Code of Business Ethics.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNIGHT-RIDDER, INC.
(Registrant)

Date: April 30, 2004	/s/ Gary R. Effren
Gary R. Effren
Senior Vice President/Finance and Chief Financial Officer
(Principal Finance and Accounting Officer and Duly
Authorized Officer of Registrant)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act, as amended.