Form 10-Q
period 2004-06-27
KNIGHT RIDDER INC
filed 2004-07-30
CIK 205520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 27, 2004

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

The registrant had 77,427,736 shares of common stock (par value $.02 1/12 per share), net of treasury stock, issued and outstanding as of July 22, 2004.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KNIGHT RIDDER

CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

	(unaudited) June 27, 2004	December 28, 2003
ASSETS

Current Assets
Cash	$30,013	$33,536
Accounts receivable, net of allowances of $23,409 in 2004 and $19,865 in 2003	365,351	404,097
Inventories	47,274	41,823
Prepaids	38,531	23,410
Deferred income taxes	19,345	19,899
Other current assets	3,151	3,184

Total Current Assets	503,665	525,949

Investments and Other Assets
Equity in unconsolidated companies and joint ventures	331,073	295,240
Pension asset	114,889	123,030
Fair value of interest rate swap agreements	23,699	46,881
Other	32,200	50,216

Total Investments and Other Assets	501,861	515,367

Property, Plant and Equipment
Land and improvements	92,371	92,371
Buildings and leasehold improvements	491,938	490,649
Equipment	1,286,274	1,293,866
Construction and equipment installations in progress	125,165	87,663

	1,995,748	1,964,549
Less accumulated depreciation and amortization	(1,060,446)	(1,035,902)

Property, Plant and Equipment, net	935,302	928,647

Goodwill and Other Identified Intangible Assets
Goodwill	1,798,552	1,790,229
Newspaper mastheads	287,887	284,284
Other, net of accumulated amortization of $53,284 in 2004 and $49,872 in 2003	49,366	52,203

Total Goodwill and Other Identified Intangible Assets, net	2,135,805	2,126,716

Total Assets	$4,076,633	$4,096,679

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$109,424	$162,627
Accrued expenses and other liabilities	103,418	94,018
Accrued compensation and withholdings	76,202	83,851
Deferred circulation revenue	83,718	78,078
Income taxes payable	52,064	16,360
Current portion of long-term debt	20,000	20,000

Total Current Liabilities	444,826	454,934

Noncurrent Liabilities
Long-term debt	1,465,244	1,433,560
Fair value of interest rate swap agreements	23,699	46,881
Deferred income taxes	291,786	296,432
Postretirement benefits other than pensions	117,199	117,162
Employment benefits	148,609	146,577
Other noncurrent liabilities	100,449	111,578

Total Noncurrent Liabilities	2,146,986	2,152,190

Minority Interest in Consolidated Subsidiaries	2,242	310

Commitments and Contingencies	—	—
Shareholders’ Equity
Common stock, $.02 1/12 par value; shares authorized - 250,000,000; shares issued - 78,172,000 shares in 2004 and 79,264,000 shares in 2003	1,629	1,651
Additional capital	1,103,947	1,074,483
Retained earnings	476,772	512,997
Accumulated other comprehensive loss	(98,509)	(98,509)
Treasury stock, at cost, 22,500 shares in 2004 and 25,000 shares in 2003	(1,260)	(1,377)

Total Shareholders’ Equity	1,482,579	1,489,245

Total Liabilities and Shareholders’ Equity	$4,076,633	$4,096,679

See “Notes to Consolidated Financial Statements.”

KNIGHT RIDDER

CONSOLIDATED STATEMENT OF INCOME

(Unaudited - in thousands, except per share data)

	Quarter Ended		Two Quarters Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

OPERATING REVENUE
Advertising
Retail	$267,925	$267,298	$509,769	$508,664
National	97,439	100,010	191,484	189,415
Classified	226,349	211,216	438,338	417,191

Total	591,713	578,524	1,139,591	1,115,270
Circulation	136,406	139,869	275,615	281,796
Other	32,097	25,559	57,281	46,199

Total Operating Revenue	760,216	743,952	1,472,487	1,443,265

OPERATING COSTS
Labor and employee benefits	301,071	294,053	607,030	585,149
Newsprint, ink and supplements	98,911	94,798	193,799	185,898
Other operating costs	179,085	174,488	353,072	351,043
Depreciation and amortization	26,140	29,819	52,517	59,830

Total Operating Costs	605,207	593,158	1,206,418	1,181,920

OPERATING INCOME	155,009	150,794	266,069	261,345

OTHER EXPENSE
Interest expense, net of interest income	13,244	17,144	27,387	34,963
Interest expense capitalized	(1,142)	(284)	(2,116)	(344)

Interest expense, net	12,102	16,860	25,271	34,619
Equity in losses of unconsolidated companies and joint ventures	7,006	6,366	15,073	16,790
Minority interest in consolidated subsidiaries	2,572	2,772	4,484	5,467
Other, net	528	1,862	767	847

Total Other Expense	22,208	27,860	45,595	57,723

Income before income taxes	132,801	122,934	220,474	203,622
Income taxes	46,539	45,716	78,274	75,732

Net Income	$86,262	$77,218	$142,200	$127,890

NET INCOME PER SHARE
Basic	$1.10	$0.96	$1.81	$1.58

Diluted	$1.08	$0.95	$1.78	$1.56

DIVIDENDS DECLARED PER COMMON SHARE	$0.32	$0.27	$0.64	$0.54

AVERAGE SHARES OUTSTANDING
Basic	78,497	80,529	78,751	80,853

Diluted	79,789	81,484	80,064	81,780

See “Notes to Consolidated Financial Statements.”

KNIGHT RIDDER

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited - in thousands)

	Two Quarters Ended
	June 27, 2004	June 29, 2003

CASH PROVIDED BY OPERATING ACTIVITIES
Net income	$142,200	$127,890
Noncash items deducted from (included in) income:
Depreciation	48,647	55,996
Amortization of other identified intangible assets	3,412	3,411
Amortization of other assets	458	423
Provision (benefit) for deferred taxes	(5,485)	3,278
Provision for bad debts	7,233	9,542
Minority interest in earnings of consolidated subsidiaries	4,484	5,467
Other items, net	(14,129)	(19,044)
Cash items not deducted from (included in) income:
Contributions lower than pension and other post-retirement benefit expenses	10,788	2,648
Tax benefit from stock option exercises and stock purchases	7,487	4,871
Distributions (less than) in excess of earnings from investees	(2,187)	14,690
Change in certain assets and liabilities, excluding balances from the acquisition of businesses:
Accounts receivable	32,194	14,525
Inventories	(5,451)	(2,381)
Other assets	4,376	33,552
Accounts payable	(53,255)	(45,137)
Income taxes payable	35,703	32,266
Other liabilities	4,257	(24,722)

Net Cash Provided by Operating Activities	220,732	217,275

CASH REQUIRED FOR INVESTING ACTIVITIES
Purchases of property, plant and equipment	(52,045)	(26,267)
Acquisition of, and investments in, businesses	(42,056)	(42,000)
Proceeds from sales of investments	—	4,716
Other items, net	2,667	(552)

Net Cash Required for Investing Activities	(91,434)	(64,103)

CASH REQUIRED FOR FINANCING ACTIVITIES
Purchase of treasury stock	(153,585)	(141,338)
Net increase (decrease) in commercial paper, net of unamortized discount	31,133	(11,650)
Payment of cash dividends	(50,438)	(43,684)
Proceeds from stock option exercises and stock purchases	50,009	35,425
Other items, net	(9,940)	(3,710)

Net Cash Required for Financing Activities	(132,821)	(164,957)

Net Decrease in Cash	(3,523)	(11,785)
Cash at beginning of the period	33,536	39,330

Cash at the end of the period	$30,013	$27,545

SUPPLEMENTAL CASH FLOW INFORMATION:
Noncash financing activities:
Issuance of treasury stock associated with long-term incentive plan
Treasury Stock	$—	$12,106
Issuance of common stock in exchange for treasury stock
Additional Capital	—	3,230
Treasury Stock	—	(3,230)

See “Notes to Consolidated Financial Statements.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

Knight Ridder and its subsidiaries are referred to collectively in this report on Form 10-Q as “we,” “our” and “us.” The accompanying unaudited consolidated financial statements of Knight Ridder have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to seasonal factors such as heavier retail selling around Christmas and Easter, advertising revenue fluctuates throughout the year. Consecutive quarterly results are not uniform or comparable and may not represent the results over an entire year. Accordingly, operating results for the quarter and two quarters ended June 27, 2004 are not necessarily indicative of the results that may be expected for the year ending December 26, 2004. For further information, refer to the consolidated financial statements and footnotes, as well as the critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 28, 2003.

Certain amounts in the prior year have been reclassified to conform to the 2003 year-end presentation related primarily to advertising, circulation and online revenue. Beginning with our Annual Report on Form 10-K for the year ended December 28, 2003, we reported our print and online advertising revenue on a combined basis. The change in the presentation of circulation revenue pertains to the recording of certain newspaper carrier delivery costs, which in the past were recorded as contra-revenue. The reclassification of this cost increased other operating costs with a corresponding increase in circulation revenue. Also, during the quarter ended June 27, 2004, some of our newspapers reclassified specific categories of retail revenue to national revenue for all periods in 2004 and 2003. These reclassifications were done in order to have consistency in reporting, both internally and among peer newspapers. Accordingly, last year’s information presented in this Quarterly Report on Form 10-Q reflects these reclassifications.

NOTE 2. COMPREHENSIVE INCOME

For all periods presented, there are no reconciling items for comprehensive income. Net income as presented on the Consolidated Income Statement is the same as total comprehensive income.

NOTE 3. EMPLOYEE AND NON-EMPLOYEE STOCK OPTIONS

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 148 – “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends SFAS 123 –“Accounting for Stock-Based Compensation” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 was effective for financial statements issued beginning in 2003. As allowed by SFAS 123, we follow the disclosure requirements of SFAS 123, but continue to account for our employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which results in no charge to earnings when stock options are issued at fair market value.

For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense over the options’ vesting period. In addition, the 15% discount from market value under the Employees Stock Purchase Plan is treated as compensation expense for pro forma purposes. Our reported and pro forma information follows (in thousands, except share data):

	Quarter Ended		Two Quarters Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Net income, as reported	$86,262	$77,218	$142,200	$127,890
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,970	3,602	7,897	7,393

Pro forma net income	$82,292	$73,616	$134,303	$120,497

Basic earnings per share, as reported	$1.10	$0.96	$1.81	$1.58
Proforma basic earnings per share	1.05	0.91	1.71	1.49
Diluted earnings per share, as reported	$1.08	$0.95	$1.78	$1.56
Proforma diluted earnings per share	1.03	0.90	1.68	1.47

NOTE 4. EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average number of common shares outstanding. Diluted earnings per share are based on the sum of the weighted average number of common shares outstanding and common stock equivalents attributable to stock options. The entire net income is attributable to common shareholders.

Shares used to calculate earnings per share are as follows (in thousands):

	Quarter Ended		Two Quarters Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Basic weighted average shares outstanding	78,497	80,529	78,751	80,853
Effect of dilutive stock options	1,292	955	1,313	927

Diluted weighted average shares outstanding	79,789	81,484	80,064	81,780

Weighted average shares subject to stock options included in the determination of common stock equivalents for the calculation of diluted earnings per share	9,831	9,660	9,774	9,556

Weighted average shares subject to stock options which are not included in the calculation of diluted earnings per share because their impact is antidilutive	99	116	115	189

NOTE 5. BUSINESS SEGMENTS

Financial data for each of our business segments are as follows (in thousands):

	Quarter Ended		Two Quarters Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Operating revenue
Newspapers	$731,207	$724,701	$1,419,024	$1,406,860
Online	29,009	19,251	53,463	36,405

	$760,216	$743,952	$1,472,487	$1,443,265

Operating income
Newspapers	$156,218	$158,509	$272,580	$276,093
Online	9,717	3,399	16,423	5,441
Corporate	(10,926)	(11,114)	(22,934)	(20,189)

	$155,009	$150,794	$266,069	$261,345

Depreciation and amortization
Newspapers	$24,155	$27,399	$48,313	$54,944
Online	680	1,031	1,668	2,103
Corporate	1,305	1,389	2,536	2,783

	$26,140	$29,819	$52,517	$59,830

Capital Expenditures
Newspapers	$25,351	$15,641	$49,482	$24,341
Online	108	380	415	407
Corporate	1,446	597	2,148	1,519

	$26,905	$16,618	$52,045	$26,267

			As of
			June 27, 2004	December 28, 2003
Assets
Newspapers			$3,702,961	$3,701,790
Online			138,869	119,705
Corporate			234,803	275,184

			$4,076,633	$4,096,679

Goodwill - Newspapers			$1,798,552	$1,790,229

NOTE 6. GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS

Goodwill and other intangible assets along with their weighted-average life, at June 27, 2004 consisted of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount	Weighted- Average Life (years)
Intangible assets continuing to be amortized:
Advertiser lists	$43,558	$27,849	$15,709	12.2
Subscriber lists	33,650	24,871	8,779	9.5
Other	1,436	564	872	8.0

Subtotal	$79,644	$53,284	$25,360	11.0

Goodwill and other identified intangible assets not being amortized:
Goodwill			$1,798,552
Newspaper mastheads			287,887
Intangible pension asset			23,336
Other			670

Subtotal			2,110,445

Total goodwill and other identified intangible assets			$2,135,805

The following is a summary of the balances of goodwill and other identified intangible assets as of December 28, 2003 and June 27, 2004 (in thousands):

	December 28, 2003	Amortization of Other Intangibles	Additions to Goodwill and Other Identified Intangible Assets	June 27, 2004
Goodwill	$1,790,229	$—	$8,323	$1,798,552
Newspaper Mastheads	284,284	—	3,603	287,887
Other	52,203	(3,412)	575	49,366

Total	$2,126,716	$(3,412)	$12,501	$2,135,805

The $12.5 million increase in goodwill and other identified intangible assets related to certain acquisitions consummated in the second quarter of 2004.

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued SFAS No. 132 (revised 2003) – “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition provisions of SFAS Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in the original version of SFAS Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. It requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. It requires that information be provided separately for pension plans and for other postretirement benefit plans. The revised Statement is effective for financial statements with fiscal years ending after December 15, 2003. The adoption of SFAS No. 132 (revised 2003) did not have a material impact on our results of operations or financial position. See “Note 8. Pension and Other Postretirement Benefit Plans” for the interim disclosures required by this Statement.

In March 2004, the FASB issued FASB Staff Position (FSP) 106-2 - “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act.” This FSP, which supersedes FSP 106-1, also requires employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. In an effort to prevent companies from curtailing any drug benefits (and thus transferring the liability to the government), the Act provides for the government to pay companies a subsidy of 28 percent of drug costs between $250 and $5,000, tax free, if the company provides “actuarially equivalent coverage.” This FSP is effective for the first interim or annual periods beginning after June 15, 2004. The Standard could require us to change previously reported plan information. We do not expect that the adoption of FSP 106-2 will have a material impact on our results of operations or financial position.

NOTE 8. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The following disclosure conforms to SFAS No. 132 (revised 2003) – “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” Below is a summary of the components of net periodic benefit cost for the defined benefit plans and postretirement benefit plans (other plans) (in thousands):

	Pension Plans		Other Plans
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Service cost	$9,751	$8,825	$403	$331
Interest cost	22,346	22,031	2,494	2,838
Expected return on plan assets	(27,724)	(27,677)	—	—
Amortization of net loss	1,680	1,051	781	776
Amortization of prior service cost	1,080	1,292	(418)	(970)
Other, net	(5)	19	—	1

Net periodic benefit cost	$7,128	$5,541	$3,260	$2,976

We previously disclosed in our Annual Report on Form 10-K for the year ended December 28, 2003, that we expected to contribute $6,792,000 to our pension plans in 2004. We presently anticipate contributing a total of $7,192,000 to the pension plans in 2004. During the quarter ended June 27, 2004, we contributed $2,041,000 to our pension plans.

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

We have future commitments for capital expenditures relating to our newspaper in Kansas City and our joint operating agreement in Detroit. There are commitments of approximately $69 million for building, plant and presses in Kansas City and commitments of approximately $20 million for presses and mailroom related equipment in Detroit. The Kansas City production plant is scheduled for completion in 2006, while the Detroit production plant is scheduled for completion in 2005.

NOTE 10. SEATTLE TIMES COMPANY

On June 25, 2004, the Seattle Times Company (Seattle Times) sold certain parcels of land for net proceeds of $30 million. The Seattle Times used the proceeds to reduce its debt. Currently, the entire pre-tax gain of $24 million has been deferred due to certain unresolved contingencies. When resolved, Knight Ridder, as a 49.5% owner of the Seattle Times, will record its pro-rata share of the gain for accounting purposes. We will receive no cash related to this transaction.

NOTE 11. SUBSEQUENT EVENTS

On July 16, 2004, we amended and restated our senior revolving credit facility. We extended its maturity to July 2009 and increased our credit capacity to $1 billion from $895 million.

On July 27, 2004, the Board of Directors approved an authorization to repurchase an additional 6 million shares of our common stock and an increase in the quarterly dividend from $.32 per share to $.345 per share of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements contained elsewhere in this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 28, 2003.

Certain amounts in the prior year have been reclassified to conform to the 2003 year-end presentation related primarily to advertising, circulation and online revenue. Beginning with our Annual Report on Form 10-K for the year ended December 28, 2003, we reported our print and online advertising revenue on a combined basis. The change in the presentation of circulation revenue pertains to the recording of certain newspaper carrier delivery costs, which in the past were recorded as contra-revenue. The reclassification of this cost increased other operating costs with a corresponding increase in circulation revenue. Also, during the quarter ended June 27, 2004, some of our newspapers reclassified specific categories of retail revenue to national revenue for all periods in 2004 and 2003. These reclassifications were done in order to have consistency in reporting, both internally and among peer newspapers. Accordingly, last year’s information presented in this Quarterly Report on Form 10-Q reflects these reclassifications.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to revenues, allowances for bad debts, asset impairments, pension and postretirement benefits, self-insurance and casualty insurance, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

We believe there have been no significant changes during the two quarters ended June 27, 2004 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

Business Summary

We report two operating business segments: Newspaper and Online. The Newspaper segment represented 96.2% of total operating revenue for the quarter ended June 27, 2004. Advertising revenue within this segment represented 74.4% of total operating revenue. Retail, national and classified revenue represented 45.2%, 16.5% and 38.3%, respectively, of total advertising revenue. Circulation revenue comprised 17.9% of total operating revenue.

The following Business Summary discusses our consolidated results of operations, which includes print and online. Information and discussion on our business segments is included under the Newspaper Division and Online Division captions, below. Also, further information is available under “Note 5. Business Segments” of the consolidated financial statements contained in this report.

Advertising revenue is primarily affected by the linage, rate and mix of advertising categories. The advertising rate depends largely on our market reach, primarily established through circulation, and market position. Circulation revenue is based on the number of copies sold and the subscription rate charged to customers.

We are the second largest newspaper company in the United States in terms of circulation. We operate in several large metropolitan areas and have the leading newspapers in most of the locations we serve.

Total advertising revenue for the quarter was $591.7 million, up 2.3% from $578.5 million in the same quarter of 2003. Total operating revenue was $760.2 million, up 2.2% from $744.0 million in the same quarter last year. Total operating profit for the quarter was $155.0 million, up 2.8% from $150.8 million in the second quarter of 2003. Net income of $86.3 million was up 11.7% from $77.2 million in the same quarter the previous year.

June, with ad revenue growth of 3.2%, was the strongest month in the quarter. With respect to retail and classified, June showed some improvement over April and May. In the quarter, all but two of our markets showed ad revenue increases: St. Paul was up 5.8%, Fort Worth was up 3.5%, Kansas City was up 3.2% and Charlotte was up 2.3%. Miami and San Jose were up slightly. Philadelphia was down 1.6% in the quarter.

The retail category in 2004, compared with the same period in 2003, was down 1.7% in April, but turned positive in May and June, increasing 0.9% and 2.1%, respectively. For the quarter, it was up 0.2%. Retail was up for the quarter between 1.7% and 2.1% in Charlotte, Contra Costa, Fort Worth and Kansas City. It was down 6.2% in Miami because of store closings by Kmart and Lord & Taylor as well as the consolidation of the Macy’s and Burdines brands. San Jose’s retail was down 4.1%, due primarily to Kmart’s reduced spending. Kmart has closed all its stores in Fort Worth and San Jose, some stores in Miami and Charlotte, and reduced spending wherever it still has a presence. The closings in Fort Worth occurred mostly in 2003 and so were cycled out of this market by the second quarter of 2004.

Within retail, softness in the department store category (down 11%), reductions from Kmart and declines from Eckerd’s Drugs due to its impending sale, were offset by growth in preprints, local retail advertising and growth in some key categories. Retail preprint revenue increased 1.4% on a 2.2% increase in the average rate, partially offset by an 0.8% decrease in volume. Specialized publication revenue was up 6.9% and total market coverage (TMC) revenue increased 6.9% for the second quarter compared to the second quarter of 2003. Retail online revenue showed substantial growth, up 41.2% in the quarter compared with the second quarter of 2003.

Retail revenue for the first two quarters of 2004, compared with the same period in 2003, was up 0.2%. A 2.6% increase in part-run revenue, a 2.0% increase in preprint revenue and a 50.4% increase in online revenue were mostly offset by a 2.8% decrease in full-run revenue. Eight of our largest eleven newspapers had increases during the first two quarters of 2004, including Saint Paul, up 3.2%, Charlotte, up 2.9%, Kansas City, up 2.8% and Columbia, up 2.3%. San Jose had the largest decrease, down 8.2%.

The national category was down 2.6% in the second quarter compared with the same period in 2003. The 8.6% decrease in June drove the decline after a flat April and a 1.4% increase in May. In the largest markets, national was mostly soft: Contra Costa down 18.6%, Philadelphia down 7.9%, San Jose down 5.0%, Kansas City down 6.8%, Fort Worth down 2.1%, Charlotte down 0.7%. Miami was up 0.4%. Three other markets showed impressive gains: Columbia was up 18.6%, Akron was up 8.7%, and St. Paul was up 6.4%. National auto, pharmaceutical and financial were strong. Telecom, computers, travel and entertainment were not. National online revenue increased 48.0% during the second quarter compared to the same period in 2003.

For the first two quarters of 2004, national revenue increased 1.1% compared to the same period in 2003. A 17.9% increase in part-run revenue, a 19.0% increase in preprint revenue and a 49.3% increase in national online revenue were mostly offset by a 2.0% decrease in full run revenue, a 96.7% decrease in database marketing revenue and a 27.4% decrease in specialized publication revenue.

Classified revenue increased sequentially during the quarter, with April up 5.3%, May up 6.0% and June up 10.6%. All of our markets except for Akron were up, mostly in the high single digits. Employment led this category, with increases of 15.7% in April, 16.2% in May and 16.0% for June; overall, it was up 15.9% for the quarter. Employment increases were dramatic: Contra Costa up 25.1%, San Jose up 24.7%, Miami up 22.0%, St. Paul up 20.1%, Fort Worth, up 17.2%, Charlotte, up 15.8%, and Kansas City up 15.3%. Philadelphia employment continues to lag, down 3.4% for the quarter and was a major contributor to Philadelphia’s underperformance.

Real estate, increasing 6.5% in the second quarter, was up in most of our large markets, with San Jose and Charlotte the exceptions. Auto was down 1.2%, the only category below the prior year. Markets showing increases were: 12.4% in Contra Costa, 5.1% in Kansas City and 3.9% in San Jose. Otherwise, it was mostly soft. Other classified was up 9.5% for the quarter.

For the first two quarters of 2004, classified revenue was up 5.1%, with employment up 8.8%, classified other up 7.0% and real estate up 6.0%. Classified auto was flat. A 2.2% increase in full-run revenue, a 3.5% increase in part-run revenue, a 1.5% increase in preprint revenue and a 49.7% increase in classified online revenue contributed to the increase.

We continue to expand our revenue sources. We launched a Revenue Task Force in 2003 to identify new sources of revenue and are now implementing those initiatives that best fit our strategy and have the highest return. With a target of an incremental $30 million in revenue in 2004, we are 37% ahead of our goal as of the end of the second quarter. We continue to focus on the following areas: national, automotive and help wanted, sales force staffing, paid content, targeted publications, retail majors and ROP zoning. We also have established a national marketing group in response to the rapidly evolving trends among the retail and national advertisers. For the remaining six months of 2004, we expect advertising revenue growth of around 3%, versus the prior year.

Circulation revenue is down for the comparable quarter and first two quarters of 2004, by 2.5% and 2.2%, respectively. The circulation revenue decline was mostly due to discounting, but was also affected by the circulation copy decline, mentioned below. Circulation copy growth continues to be challenging. The new telemarketing rules adopted by the Federal Trade Commission and Federal Communications Commission, including the National Do-Not-Call

Registry, have made it more difficult to source subscribers. Compared to last year, we were down by 0.3% in daily copies and down 0.5% in Sunday copies in the second quarter. For the first two quarters of 2004, daily and Sunday circulation copies were down 0.7% and 0.4%, respectively. For the full year, we expect that our circulation revenue will be down between 1% and 2% versus the prior year. Our plans for the balance of the year include telemarketing and selective discounting, along with increased use of crew sales, kiosks, single-copy insert coupons and direct mail promotions.

Other revenue was up $6.5 million, or 25.6%, for the second quarter 2004 compared to the same period in 2003, primarily due to an increase in earnings in Detroit, other online revenue and augmentation revenue. The increase in earnings in Detroit was attributable to a $4.9 million favorable adjustment largely related to post retirement benefits. For the two quarters ended June 27, 2004, other revenue increased $11.1 million, or 24.0%. In addition to the previously mentioned favorable adjustment in Detroit, there were increases in alternate distribution revenue, commercial print revenue and newsprint waste sales.

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

During the second quarter and first two quarters of 2004, overall costs were up just 2.0% and 2.1%, respectively. A 6.9% rise in the average price per ton of newsprint and a 5.4% increase in benefits costs drove the overall increase in costs during the second quarter. For the first two quarters of 2004, the average price per ton of newsprint increased 6.5% on a 0.7% decrease in consumption and employee benefits were up 9.6%. The increase in benefit costs was largely due to pension and other postretirement benefits, up 15.5% for the second quarter and up 30.7% for the first two quarters of 2004. Full-time equivalent employees (FTEs) were down 1.5% from the second quarter of 2003 and down 1.9% from the first two quarters of 2003. For the remaining two quarters of 2004, we anticipate increases in newsprint and employee benefits in the high single digits. Partially offsetting the pension and postretirement benefits increase are anticipated reductions in workers compensation and employee health insurance. FTEs should be down between 1% and 2% for the full 2004 fiscal year.

Corporate expenses decreased slightly, down $188,000 for the comparable quarter. Decreases in labor and employee benefits were partially offset by increases in other operating costs. For the first two quarters of 2004, corporate expenses increased $2.7 million, mostly related to higher professional fees.

Net interest expense decreased $3.9 million, or 22.8%, in the second quarter of 2004 compared with the same period in 2003. The decrease was due primarily to a lower weighted-average interest rate and the interest portion related to the favorable resolution of prior year tax issues. Additionally, capitalized interest expense associated with the construction of our new Kansas City production plant increased by $858,000 from the comparable quarter in the prior year. For the first two quarters of 2004, net interest expense decreased $7.6 million, or 21.7%, and capitalized interest increased $1.8 million.

Losses from investees increased $640,000 during the second quarter but decreased $1.7 million for the first two quarters of 2004. An increase in losses at Classified Ventures and the Seattle Times contributed to the shortfall during the second quarter. We project losses from investees to be comparable with the prior year during the last two quarters of 2004.

Our effective tax rate was lower in the second quarter of 2004 compared to the same period in 2003, due to the favorable resolution of prior year tax issues during the quarter. For the first two quarters of 2004, our effective tax rate was 35.5% compared to 37.2% in the same period in 2003. We anticipate the effective tax rate for the year to be about 37%.

CONSOLIDATED RESULTS OF OPERATIONS: SECOND QUARTER ENDED JUNE 27, 2004 COMPARED TO SECOND QUARTER ENDED JUNE 29, 2003:

NEWSPAPER SEGMENT

Operating Revenue

The table below presents operating revenue and related statistics for our newspaper operations for the comparable quarters (in thousands):

	Quarter Ended
	June 27, 2004	June 29, 2003	Variance	% Change
Operating revenue
Advertising
Retail	$264,988	$265,218	$(230)	(0.1)
National	95,076	98,413	(3,337)	(3.4)
Classified	205,259	197,729	7,530	3.8

Total	565,323	561,360	3,963	0.7
Circulation	136,406	139,869	(3,463)	(2.5)
Other	29,478	23,472	6,006	25.6

Total operating revenue	$731,207	$724,701	$6,506	0.9

Average circulation
Daily	3,761	3,774	(13)	(0.3)
Sunday	5,085	5,111	(26)	(0.5)

Advertising linage (full-run)
Retail	3,561.1	3,634.6	(73.5)	(2.0)
National	831.2	867.6	(36.4)	(4.2)
Classified	4,797.8	4,702.8	95.0	2.0

Total	9,190.1	9,205.0	(14.9)	(0.2)

Factored part-run linage	659.4	613.3	46.1	7.5

Total preprints inserted	1,943.1	1,929.9	13.2	0.7

Retail revenue decreased $231,000, or 0.1%, during the quarter ended June 27, 2004 compared to June 29, 2003. Miami and San Jose had the largest unfavorable variance, down 6.3% and 3.9%, respectively. The largest increases were in Myrtle Beach, up 12.0%, Charlotte, up 2.2%, and Kansas City, up 1.7%.

National revenue decreased $3.3 million, or 3.4%, with the largest unfavorable variances in Contra Costa, down 19.1%, Philadelphia, down 7.9%, Kansas City, down 7.0%, and San Jose, down 5.5%.

Classified revenue increased $7.5 million, or 3.8%, with the largest increases in San Jose, up 7.5%, Contra Costa, up 6.2%, Miami, up 6.1%, Kansas City, up 6.0% and Fort Worth, up 5.1%. Fort Worth and Contra Costa had increases in employment, real estate and other classified, partially offset by auto. Kansas City had increases in all categories of classified revenue. San Jose was up due to employment, auto and other, partially offset by real estate. All classified categories except auto increased versus last year, with other classified, up 8.9%, employment, up 8.8% and real estate, up 5.1%. Auto was down 3.8%.

Circulation revenue decreased $3.5 million, or 2.5%, as eighteen of twenty-seven newspapers were below the comparable quarter in the prior year. The largest decreases were in Miami, down 7.7%, San Jose, down 5.5%, Charlotte, down 5.1% and Philadelphia, down 3.7%. Fort Worth had the largest favorable variance, up 4.5%, due to a price increase. Average daily copies were down 0.3% and average Sunday copies were down 0.5%, against the second quarter of 2003. The combination of discounting and a decline in circulation copies caused the overall circulation revenue decline.

Other revenue increased by $6.0 million, or 25.6%, from the comparable quarter in the prior year. The favorable variance was largely due to higher earnings in Detroit, as previously discussed. Also contributing to the revenue increase were commercial print revenue, alternate distribution revenue and newsprint waste sales.

Operating Costs

The table below presents operating costs for our newspaper operations for the comparable quarters (in thousands):

	Quarter Ended
	June 27, 2004	June 29, 2003	Variance	% Change
Operating costs
Labor and employee benefits	$288,291	$281,320	$6,971	2.5
Newsprint, ink and supplements	101,585	97,488	4,097	4.2
Other operating costs	160,958	159,985	973	0.6
Depreciation and amortization	24,155	27,399	(3,244)	(11.8)

Total operating costs	$574,989	$566,192	$8,797	1.6

The increase in labor and employee benefits in the second quarter of 2004 from the first quarter of 2003 was due to higher pension expense ($2.0 million or 13.8%), insurance expense ($1.1 million or 4.3%), post retirement benefit expense ($1.6 million or 13.4%) and bonus and incentive expense ($2.7 million or 14.3%). These increases were partially offset by a 329, or 1.9%, decrease in the number of full-time equivalent employees (FTEs).

Newsprint, ink and supplements increased in the second quarter of 2004 versus the comparable quarter in 2003 by $4.1 million, or 4.2%, due to a 6.7% increase in the average price per ton of newsprint, partially offset by a 3.4% decrease in ink and supplements and a 0.6% decrease in consumption.

The decrease in other operating costs for the comparable quarters was due to increases in various expense categories, including circulation, production, other outside service, credit card fees and relocation expense.

The decrease in depreciation and amortization in the second quarter of 2004 compared to the second quarter of 2003 was due to lower capital spending in recent years.

ONLINE SEGMENT

The table below presents the operating results and related statistics for our online operations for the comparable quarters (in thousands):

	Quarter Ended		Variance	% Change
	June 27, 2004	June 29, 2003
Operating revenue
Advertising
Retail	$2,937	$2,080	$857	41.2
National	2,363	1,597	766	48.0
Classified	21,090	13,487	7,603	56.4

Total	26,390	17,164	9,226	53.8
Other	2,619	2,087	532	25.5

Total operating revenue	29,009	19,251	9,758	50.7

Operating costs
Labor and employee benefits	7,446	6,550	896	13.7
Other operating costs	11,166	8,271	2,895	35.0
Depreciation and amortization	680	1,031	(351)	(34.0)

Total operating costs	19,292	15,852	3,440	21.7

Operating income	$9,717	$3,399	$6,318	185.9

Average monthly unique visitors	9,360	7,989	1,371	17.2

Total operating revenue increased $9.8 million, or 50.7%, driven largely by increases in recruitment revenue due primarily to strong recruiter demand for integrated print and online advertising packages. Banners and sponsorships, automotive, apartments and real estate revenue also showed increases over the prior year. Average monthly unique visitors increased 1.4 million to 9.4 million for the second quarter of 2004 compared to 8.0 million during the second quarter of 2003. The growth resulted from enhancements to our local Web sites, making them user-friendlier to our advertisers and readers. Among these were highly valuable and frequently updated content coupled with increased visibility of our sites in Web search engines. Also contributing were strategies that combined print and online ads drawing people to classifieds and other areas of our sites.

Total operating costs increased $3.4 million, or 21.7%, from the comparable period in 2003. The cost of labor and employee benefits increased by $896,000, or 13.7%, driven largely by an increase in FTEs and additional bonus and sales commission expense. Other operating costs increased $2.9 million, or 35.0%, due to increases in volume-related cost of goods sold, agent commissions, professional fee expense and in-paper promotions. Depreciation and amortization decreased slightly in the second quarter of 2004 compared with the same period in 2003, due primarily to the write off of certain assets.

CONSOLIDATED RESULTS OF OPERATIONS: TWO QUARTERS ENDED JUNE 27, 2004 COMPARED TO TWO QUARTERS ENDED JUNE 29, 2003:

NEWSPAPER SEGMENT

Operating Revenue

The table below presents operating revenue and related statistics for our newspaper operations for the first two quarters of 2004 (in thousands):

	Two Quarters Ended
	June 27, 2004	June 29, 2003	Variance	% Change
Operating revenue
Advertising
Retail	$504,094	$504,890	$(796)	(0.2)
National	187,316	186,623	693	0.4
Classified	399,649	391,342	8,307	2.1

Total	1,091,059	1,082,855	8,203	0.8
Circulation	275,615	281,796	(6,181)	(2.2)
Other	52,350	42,209	10,141	24.0

Total operating revenue	$1,419,024	$1,406,860	$12,164	0.9

Average circulation
Daily	3,794	3,819	(26)	(0.7)
Sunday	5,144	5,163	(19)	(0.4)

Advertising linage (full-run)
Retail	6,847.8	7,044.1	(196.3)	(2.8)
National	1,596.1	1,620.7	(24.6)	(1.5)
Classified	9,238.2	9,057.3	180.9	2.0

Total	17,682.1	17,722.1	(40.0)	(0.2)

Factored part-run linage	1,240.5	1,173.2	67.3	5.7

Total preprints inserted	3,752.2	3,726.3	25.9	0.7

Retail revenue decreased $796,000, or 0.2% for the two quarters ended June 27, 2004 compared to the same period in 2003. San Jose and Miami had the largest unfavorable variance, down 8.4% and 2.7% respectively. The largest increases were in Charlotte, up 3.1% and Kansas City, up 2.4%.

National revenue increased $692,000, or 0.4%, with the largest favorable variances in Columbia, up 20.7%, Saint Paul, up 6.9% and Miami, down 4.4%. The largest unfavorable variance was in Contra Costa, down 7.7% and San Jose, down 7.5%.

Classified revenue increased $8.3 million, or 2.1%, with the largest increases in Kansas City, up 4.6%, Miami, up 4.1%, and Fort Worth, up 3.6%. The largest decreases were in Akron, down 6.0% and Philadelphia, down 2.7%. Miami and Fort Worth had increases in employment, real estate and other classified, partially offset by auto. Kansas City had increases in all categories of classified revenue. Akron was down due to auto, partially offset by real estate, employment and other. Philadelphia was down due to employment, partially offset by real estate, auto and other. All classified categories except auto increased versus last year, with other classified, up 6.2% real estate, up 4.7% and employment, up 2.5%. Auto was down 2.3%.

Circulation revenue decreased $6.2 million, or 2.2%, as nineteen of twenty-seven newspapers were below the comparable quarter in the prior year. The largest decreases were in Miami, down 6.2%, San Jose, down 3.8%, Philadelphia, down 3.3% and Kansas City, down 2.6%. Fort Worth had the largest favorable variance, up 4.9%, due to a price increase. Average daily copies were down 0.7% and average Sunday copies were down 0.4%, against the prior year. The combination of discounting and a decline in circulation copies caused the overall circulation revenue decline.

Other revenue increased by $10.1 million, or 24.0%, from the comparable period in the prior year. The favorable variance was due to an increase in earnings in Detroit, as previously discussed, and increases in augmentation revenue and commercial print revenue.

Operating Costs

The table below presents operating costs for our newspaper operations for the comparable quarters (in thousands):

	Two Quarters Ended
	June 27, 2004	June 29, 2003	Variance	% Change
Operating costs
Labor and employee benefits	$580,188	$561,955	$18,233	3.2
Newsprint, ink and supplements	199,106	191,244	7,862	4.1
Other operating costs	318,837	322,624	(3,787)	(1.2)
Depreciation and amortization	48,313	54,944	(6,631)	(12.1)

Total operating costs	$1,146,444	$1,130,767	$15,677	1.4

The increase in labor and employee benefits in the first two quarters of 2004 from the same period in 2003, was due to higher pension expense ($10.1 million or 8.4%), bonus and incentive expense ($4.0 million or 10.6%), post retirement benefits expense ($2.1 million or 52.3%) and payroll tax expense ($1.8 million or 4.9%). These increases were partially offset by a 397, or 2.2%, decrease in the number of FTEs.

The increase in newsprint, ink and supplements in the first two quarters of 2004 from the same period in 2003 was due to a 6.3% increase in the average price per ton of newsprint, partially offset by a 3.0% decrease in ink and supplements and a 0.7% decrease in consumption.

The decrease in other operating costs was caused by decreases in various expense categories, including legal fees and other general and administrative expenses.

Depreciation and amortization declined due to lower capital spending in recent years.

ONLINE SEGMENT

The table below presents the operating results and related statistics for our online operations for the comparable quarters year-to-date (in thousands):

	Two Quarters Ended		Variance	% Change
	June 27, 2004	June 29, 2003
Operating revenue
Advertising
Retail	$5,675	$3,774	$1,901	50.4
National	4,168	2,792	1,376	49.3
Classified	38,689	25,849	12,840	49.7

Total	48,532	32,415	16,117	49.7
Other	4,931	3,990	941	23.6

Total operating revenue	53,463	36,405	17,058	46.9

Operating costs
Labor and employee benefits	14,845	12,715	2,130	16.8
Other operating costs	20,527	16,146	4,381	27.1
Depreciation and amortization	1,668	2,103	(435)	(20.7)

Total operating costs	37,040	30,964	6,076	19.6

Operating income	$16,423	$5,441	$10,982	201.9

Average monthly unique visitors	10,127	7,785	2,342	30.1

Operating revenue for the first two quarters of 2004 increased $17.1 million, or 46.9%, from the same period in 2003 primarily due to increases in recruitment revenue due primarily to strong recruiter demand for integrated print and online advertising packages. Banners and sponsorships, automotive, apartments and real estate revenue also showed increases over the prior year. Average monthly unique visitors increased 2.3 million to 10.1 million during the two quarters ended June 27, 2004 compared to 7.8 million during the first two quarters of 2003. The growth resulted from enhancements to our local Web sites, making them user-friendlier to our advertisers and readers. Among these were highly valuable and frequently updated content coupled with increased visibility of our sites in Web search engines. Also contributing were strategies that combined print and online ads drawing people to classifieds and other areas of our sites.

Total operating costs for the first two quarters increased $6.1 million, or 19.6%, from the comparable period in 2003. The cost of labor and employee benefits increased by $2.1 million, or 16.8%, driven largely by higher FTEs and additional bonus and sales commission expense. Other operating costs for the first two quarters increased $4.4 million, or 27.1%, due to increases in volume-related cost of goods sold, agent commissions, in-paper promotions and professional fee expense, partially offset by a reduction in promotion expenses. Depreciation and amortization expense in the first two quarters of 2004 decreased slightly compared with the same period in 2003, due primarily to the write off of certain assets in 2003.

Liquidity and Capital Resources

Cash was $30.0 million at June 27, 2004, compared with $33.5 million at December 28, 2003. During the first two quarters of 2004, cash flows from operating activities, proceeds from stock options exercises and stock purchases, and an increase in commercial paper were used to fund treasury stock purchases, the payment of common stock dividends, purchases of property, plant and equipment, and the acquisition of, and investments in, certain businesses.

At June 27, 2004, working capital was $58.8 million, compared with $71.0 million at December 28, 2003. The decrease in working capital was due to a $38.7 million decrease in net accounts receivable, due to seasonality, and a $35.7 million increase in income taxes payable, partially offset by a $53.2 million decrease in accounts payable. The increase in income taxes payable and the decrease in accounts payable were due to the timing of payments.

During the first two quarters of 2004, cash required for investing activities was primarily used for the acquisition of, and investments in, businesses, totaling $42 million, and the purchase of $52.0 million in property, plant and equipment, of which $24.4 million was related to our new Kansas City production plant.

We invest excess cash in short-term investments, depending on projected cash needs for operations, capital expenditures and other business purposes. We supplement our internally generated cash flow with a combination of short- and long-term borrowings. Average outstanding commercial paper during the first two quarters was $396.5 million, with an average effective interest rate of 1.1%. At June 27, 2004, our $895 million senior revolving credit facility, which supports the commercial paper and our letters of credit outstanding, had remaining availability of $442 million. Subsequent to the end of the second quarter, we amended and restated our senior revolving credit facility and increased our credit capacity to $1 billion. This credit facility matures in 2009. We also have available $200 million in extendable commercial notes. Our future ability to borrow funds and the interest rates on those funds could be adversely impacted by a decrease in our debt ratings and by negative conditions in the debt capital markets.

Over the past three years we have entered into various interest rate swap agreements. In January 2004, we entered into additional interest rate swap agreements, converting $200 million of fixed rate debt for variable rate debt, increasing our percentage of variable-rate borrowings to about 70%. We entered into these agreements to manage interest rate exposure by achieving a desired proportion of fixed rate versus variable rate debt. The swap agreements expire at various dates in 2005, 2007, 2009 and 2011, and effectively convert an aggregate principal amount of $700 million of fixed-rate long-term debt into variable-rate borrowings. The variable interest rates are based on the three- or six-month London InterBank Offering Rate (LIBOR) plus a rate spread. For the quarter ended June 27, 2004, the weighted-average variable interest rates under these agreements were 3.7% versus the weighted-average fixed rate of 7.9%. We do not trade or engage in hedging for speculative or trading purposes, and hedging activities are transacted only with highly rated financial institutions, reducing the exposure to credit risk.

During the first two quarters of 2004, we repurchased approximately 2.0 million common shares at a total cost of $153.6 million and an average cost of $75.29 per share. Proceeds from stock option exercises and employee stock purchases increased $14.6 million during the first two quarters of 2004 compared to the same period in 2003. At the quarter ended June 27, 2004, authorization remained to purchase approximately 1.2 million shares. On July 27, 2004, the Board of Directors approved an authorization to repurchase an additional 6 million shares of our common stock.

Our dividend payments increased during the comparable first two quarters of 2004 due to the quarterly dividend rate increase approved by the Board of Directors in July 2003, from $.27 to $.32 per share. On July 27, 2004, the Board of Directors also approved an increase in the quarterly dividend from $.32 per share to $.345 per share of common stock.

Our operations have historically generated strong positive cash flow that along with our commercial paper program, revolving credit lines and our ability to issue public debt, have provided adequate liquidity to meet short- and long-term cash requirements, including requirements for working capital and capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Annual Report on Form 10-K for the year ended December 28, 2003, describes our disclosure about market risk. As of June 27, 2004, there have been no material changes in our assessment of market risk since December 28, 2003.

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

PART II - OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 28, 2003, the Board of Directors approved the authorization to repurchase up to 6 million shares of our common stock. The following sets forth our common stock open market repurchases for the second quarter of 2004:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
Mar 29, 2004 through May 2, 2004	420,000	$74.51	420,000	1,749,300
May 3, 2004 through May 30, 2004	245,600	75.66	245,600	1,503,700
May 31, 2004 through June 27, 2004	349,400	74.31	349,400	1,154,300

Total	1,015,000		1,015,000

On July 27, 2004, the Board of Directors approved the authorization to repurchase an additional 6 million shares of our common stock.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The company’s Annual Meeting of Shareholders was held on May 4, 2004.

(b)	Shareholders voted upon the following proposals:

A proposal to elect 4 directors; three for a three-year term ending in 2007 and one for a one-year term ending 2005, as follows:

		Common Stock Voted
		For	Withheld
Kathleen Foley Feldstein	(2007)	64,708,372	1,755,567
Thomas P. Gerrity	(2007)	62,971,473	3,492,466
Gonzalo F. Valdes-Fauli	(2007)	60,699,015	5,764,924
Mark A. Ernst	(2005)	65,576,485	887,454

Continuing Directors:

Ronald D. Mc Cray

Patricia Mitchell

M. Kenneth Oshman

Vasant Prabhu

P. Anthony Ridder

John E. Warnock

A proposal to ratify the appointment of Ernst & Young LLP as independent auditors of the company for the year 2004, as follows:

Common Stock Voted
For	Against	Abstain	Broker Non-Votes
60,462,255	5,547,756	453,928	none

Item 6. EXHIBITS AND REPORTS ON FORM 8- K

(a)	Exhibits

10.11	Credit Agreement dated July 16, 2004, among Knight-Ridder, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, as Syndication Agent, Wachovia Bank, N.A. and SunTrust Bank, as Co-Documentation Agents, the lenders named therein (the “Lenders”) and Banc of America Securities LLC and J.P. Morgan Securities, Inc., as Joint Lead Arrangers and Joint Book Managers.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act, as amended.

(b)	Reports on Form 8-K

We furnished a Report on Form 8-K on April 15, 2004, under Item 7, reporting our earnings for the first quarter ended March 28, 2004 and our statistical report for the month ended March 28, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNIGHT-RIDDER, INC.
(Registrant)

Date: July 30, 2004	/s/ Gary R. Effren
Gary R. Effren
Senior Vice President/Finance and Chief Financial Officer
(Principal Finance and Accounting Officer and Duly Authorized Officer of Registrant)

Exhibit Index

10.11	Credit Agreement dated July 16, 2004, among Knight-Ridder, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, as Syndication Agent, Wachovia Bank, N.A. and SunTrust Bank, as Co-Documentation Agents, the lenders named therein (the “Lenders”) and Banc of America Securities LLC and J.P. Morgan Securities, Inc., as Joint Lead Arrangers and Joint Book Managers.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act, as amended.