Form 10-Q
period 2004-09-26
KNIGHT RIDDER INC
filed 2004-10-29
CIK 205520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 26, 2004

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

The registrant had 77,007,363 shares of common stock (par value $.02 1/12 per share), net of treasury stock, issued and outstanding as of October 18, 2004.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KNIGHT RIDDER

CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

	(unaudited) September 26, 2004	December 28, 2003
ASSETS

Current Assets
Cash	$35,355	$33,536
Accounts receivable, net of allowances of $23,489 in 2004 and $19,865 in 2003	377,980	404,097
Inventories	50,557	41,823
Prepaids	37,938	23,410
Deferred income taxes	18,526	19,899
Other current assets	4,147	3,184

Total Current Assets	524,503	525,949

Investments and Other Assets
Equity in unconsolidated companies and joint ventures	338,248	295,240
Pension asset	112,871	123,030
Fair value of interest rate swap agreements	40,467	46,881
Other	32,075	50,216

Total Investments and Other Assets	523,661	515,367

Property, Plant and Equipment
Land and improvements	92,365	92,371
Buildings and leasehold improvements	492,375	490,649
Equipment	1,289,685	1,293,866
Construction and equipment installations in progress	150,672	87,663

	2,025,097	1,964,549
Less accumulated depreciation and amortization	(1,077,168)	(1,035,902)

Property, Plant and Equipment, net	947,929	928,647

Goodwill and Other Identified Intangible Assets
Goodwill	1,798,887	1,790,229
Newspaper mastheads	288,296	284,284
Other, net of accumulated amortization of $54,989 in 2004 and $49,872 in 2003	47,686	52,203

Total Goodwill and Other Identified Intangible Assets, net	2,134,869	2,126,716

Total Assets	$4,130,962	$4,096,679

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$116,508	$162,627
Accrued expenses and other liabilities	126,198	94,018
Accrued compensation and withholdings	91,187	83,851
Deferred circulation revenue	84,262	78,078
Income taxes payable	25,665	16,360
Current portion of long-term debt	—	20,000

Total Current Liabilities	443,820	454,934

Noncurrent Liabilities
Long-term debt	1,535,624	1,433,560
Fair value of interest rate swap agreements	40,467	46,881
Deferred income taxes	293,069	296,432
Postretirement benefits other than pensions	115,313	117,162
Employment benefits	152,040	146,577
Other noncurrent liabilities	91,336	111,578

Total Noncurrent Liabilities	2,227,849	2,152,190

Minority Interest in Consolidated Subsidiaries	830	310

Commitments and Contingencies	—	—
Shareholders’ Equity
Common stock, $.02 1/12 par value; shares authorized - 250,000,000; shares issued - 77,053,000 shares in 2004 and 79,264,000 shares in 2003	1,605	1,651
Additional capital	1,092,883	1,074,483
Retained earnings	463,670	512,997
Accumulated other comprehensive loss	(98,509)	(98,509)
Treasury stock, at cost, 21,200 shares in 2004 and 25,000 shares in 2003	(1,186)	(1,377)

Total Shareholders’ Equity	1,458,463	1,489,245

Total Liabilities and Shareholders’ Equity	$4,130,962	$4,096,679

See “Notes to Consolidated Financial Statements.”

KNIGHT RIDDER

CONSOLIDATED STATEMENT OF INCOME

(Unaudited-in thousands, except per share data)

	Quarter Ended		Three Quarters Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
OPERATING REVENUE
Advertising
Retail	$251,609	$246,741	$761,378	$755,405
National	87,669	88,468	279,153	277,883
Classified	223,645	210,168	661,983	627,359

Total	562,923	545,377	1,702,514	1,660,647
Circulation	133,634	137,628	409,249	419,424
Other	25,656	24,209	82,937	70,408

Total Operating Revenue	722,213	707,214	2,194,700	2,150,479

OPERATING COSTS
Labor and employee benefits	289,575	290,021	896,605	875,170
Newsprint, ink and supplements	95,298	92,022	289,097	277,920
Other operating costs	179,410	169,843	532,482	520,886
Depreciation and amortization	23,912	26,333	76,429	86,163

Total Operating Costs	588,195	578,219	1,794,613	1,760,139

OPERATING INCOME	134,018	128,995	400,087	390,340

OTHER EXPENSE
Interest expense, net of interest income	(12,567)	(16,915)	(39,954)	(51,878)
Interest expense capitalized	1,384	897	3,500	1,241

Interest expense, net	(11,183)	(16,018)	(36,454)	(50,637)
Equity in losses, net of earnings of unconsolidated companies and joint ventures	(5,937)	(3,075)	(21,010)	(19,866)
Minority interest in earnings of consolidated subsidiaries	(2,198)	(2,008)	(6,682)	(7,475)
Other, net	(136)	(470)	(903)	(1,316)

Total Other Expense	(19,454)	(21,571)	(65,049)	(79,294)

Income before income taxes	114,564	107,424	335,038	311,046
Income taxes	37,685	38,275	115,959	114,007

Net Income	$76,879	$69,149	$219,079	$197,039

NET INCOME PER SHARE
Basic	$1.00	$0.86	$2.80	$2.44

Diluted	$0.99	$0.85	$2.76	$2.41

DIVIDENDS DECLARED PER COMMON SHARE	$0.345	$0.320	$0.985	$0.860

AVERAGE SHARES OUTSTANDING
Basic	77,258	80,203	78,253	80,636

Diluted	77,936	81,327	79,354	81,629

See “Notes to Consolidated Financial Statements.”

KNIGHT RIDDER

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited - in thousands)

	Three Quarters Ended
	September 26, 2004	September 28, 2003
CASH PROVIDED BY OPERATING ACTIVITIES
Net income	$219,079	$197,039
Noncash items deducted from (included in) income:
Depreciation	70,659	80,324
Amortization of other identified intangible assets	5,117	5,116
Amortization of other assets	653	723
Provision (benefit) for deferred taxes	(1,989)	995
Provision for bad debts	9,630	12,991
Minority interest in earnings of consolidated subsidiaries	6,682	7,475
Other items, net	(20,257)	(8,532)
Cash items not deducted from (included in) income:
Contributions lower than pension and other post-retirement benefit expenses	15,100	2,513
Tax benefit from stock option exercises and stock purchases	7,978	6,148
Distributions less than earnings from investees	(15,471)	(2,194)
Change in certain assets and liabilities, excluding balances from the acquisition of businesses:
Accounts receivable	17,199	(1,136)
Inventories	(8,734)	(56)
Other assets	2,394	42,510
Accounts payable	(46,119)	(23,205)
Income taxes payable	9,305	41,351
Other liabilities	42,169	11,479

Net Cash Provided by Operating Activities	313,395	373,541

CASH REQUIRED FOR INVESTING ACTIVITIES
Purchases of property, plant and equipment	(81,362)	(48,494)
Acquisition of, and investments in, businesses	(42,856)	(42,000)
Other items, net	1,636	12,571

Net Cash Required for Investing Activities	(122,582)	(77,923)

CASH REQUIRED FOR FINANCING ACTIVITIES
Purchase of treasury stock	(238,716)	(209,084)
Net increase (decrease) in commercial paper, net of unamortized discount	81,238	(57,095)
Payment of cash dividends	(77,044)	(69,385)
Proceeds from stock option exercises and stock purchases	56,132	44,879
Other items, net	(10,604)	(13,900)

Net Cash Required for Financing Activities	(188,994)	(304,585)

Net Increase (Decrease) in Cash	1,819	(8,967)
Cash at beginning of the period	33,536	39,330

Cash at the end of the period	$35,355	$30,363

SUPPLEMENTAL CASH FLOW INFORMATION:

Noncash financing activities:

Issuance of treasury stock associated with long-term incentive plan
Treasury Stock	$—	$12,106

Issuance of common stock in exchange for treasury stock
Additional Capital	—	3,230
Treasury Stock	—	(3,230)

See “Notes to Consolidated Financial Statements.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

Knight Ridder and its subsidiaries are referred to collectively in this report on Form 10-Q as “we,” “our” and “us.” The accompanying unaudited consolidated financial statements of Knight Ridder have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. We would note that the newspaper business is seasonal, with the strongest advertising revenue coming in the fourth quarter, followed (at some distance) by the second – and then by the remaining two. Operating results for any portion of the year prior to the final quarter should not be interpreted in a pro rata fashion for the year as a whole. For further information, refer to the consolidated financial statements and footnotes, as well as the critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 28, 2003.

In this report on Form 10-Q, we have reclassified three kinds of prior-year comparisons to conform to more recently approved presentations of the data. First, we show print and online advertising revenue on a combined basis (we started doing so with the Annual Report on Form 10-K for the year ended December 28, 2003). Second, we changed the presentation of circulation revenue by the recording of certain newspaper carrier delivery costs, which in the past were recorded as contra-revenue. The reclassification of this cost increased other operating costs with a corresponding increase in circulation revenue. Finally, we now report certain categories of what was formerly retail revenue as national revenue. We made this change in the second quarter of 2004 in order that our reporting be consistent both internally and among peer newspapers.

NOTE 2. COMPREHENSIVE INCOME

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

For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense over the options’ vesting period. In addition, the 15% discount from market value under the Employees Stock Purchase Plan is treated as compensation expense for pro forma purposes. Our reported and pro forma information follows (in thousands, except share data):

	Quarter Ended		Three Quarters Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Net income, as reported	$76,879	$69,149	$219,079	$197,039
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,715	3,421	11,310	10,815

Pro forma net income	$73,164	$65,728	$207,769	$186,224

Basic earnings per share, as reported	$1.00	$0.86	$2.80	$2.44
Proforma basic earnings per share	0.95	0.82	2.66	2.31

Diluted earnings per share, as reported	$0.99	$0.85	$2.76	$2.41
Proforma diluted earnings per share	0.94	0.81	2.62	2.28

In October 2004, the FASB issued SFAS 123R – “Share-Based Payment.” SFAS 123R expands on SFAS 123–“Accounting for Stock-Based Compensation” to require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. The statement will be effective for interim or annual periods beginning after June 15, 2005. We are currently assessing the impact of adopting this Statement.

NOTE 4. EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents attributable to stock options. The entire net income is attributable to common shareholders.

Shares used to calculate earnings per share are as follows (in thousands):

	Quarter Ended		Three Quarters Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Basic weighted average shares outstanding	77,258	80,203	78,253	80,636
Effect of dilutive stock options	678	1,124	1,101	993

Diluted weighted average shares outstanding	77,936	81,327	79,354	81,629

Weighted average shares subject to stock options included in the determination of common stock equivalents for the calculation of diluted earnings per share	7,756	9,495	7,871	9,326

Weighted average shares subject to stock options which are not included in the calculation of diluted earnings per share because their impact is antidilutive	2,099	—	1,933	153

NOTE 5. BUSINESS SEGMENTS

Financial data for each of our business segments are as follows (in thousands):

	Quarter Ended		Three Quarters Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Operating revenue
Newspapers	$692,300	$685,676	$2,111,324	$2,092,537
Online	29,913	21,538	83,376	57,942

	$722,213	$707,214	$2,194,700	$2,150,479

Operating income
Newspapers	$133,464	$131,707	$406,044	$407,800
Online	10,741	5,358	27,164	10,798
Corporate	(10,187)	(8,070)	(33,121)	(28,258)

	$134,018	$128,995	$400,087	$390,340

Depreciation and amortization
Newspapers	$22,051	$24,301	$70,364	$79,245
Online	838	856	2,506	2,959
Corporate	1,023	1,176	3,559	3,959

	$23,912	$26,333	$76,429	$86,163

Capital Expenditures
Newspapers	$27,440	$21,776	$76,922	$46,117
Online	125	183	540	590
Corporate	1,752	268	3,900	1,787

	$29,317	$22,227	$81,362	$48,494

	As of
	September 26, 2004	December 28, 2003
Assets
Newspapers	$3,729,097	$3,701,790
Online	138,808	119,705
Corporate	263,057	275,184

	$4,130,962	$4,096,679

Goodwill - Newspapers	$1,798,887	$1,790,229

NOTE 6. GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS

Goodwill and other intangible assets along with their weighted-average life, at September 26, 2004 consisted of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount	Weighted- Average Life (years)
Intangible assets continuing to be amortized:
Advertiser lists	$43,558	$28,778	$14,780	12.2
Subscriber lists	33,650	25,628	8,023	9.5
Other	1,461	583	877	8.0

Subtotal	$78,669	$54,989	$23,680	11.0

Goodwill and other identified intangible assets not being amortized:
Goodwill			$1,798,887
Newspaper mastheads			288,296
Intangible pension asset			23,336
Other			670

Subtotal			2,111,189

Total goodwill and other identified intangible assets			$2,134,869

The following is a summary of the balances of goodwill and other identified intangible assets as of December 28, 2003 and September 26, 2004 (in thousands):

	December 28, 2003	Amortization of Other Intangibles	Additions to Goodwill and Other Identified Intangible Assets	September 26, 2004
Goodwill	$1,790,229	$—	$8,658	$1,798,887
Newspaper Mastheads	284,284	—	4,012	288,296
Other	52,203	(5,117)	600	47,686

Total	$2,126,716	$(5,117)	$13,270	$2,134,869

The $13.3 million increase in goodwill and other identified intangible assets related to certain acquisitions in the second and third quarters of 2004.

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

In May 2004, the FASB issued FASB Staff Position (FSP) 106-2 - “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act.” which provides guidance on how companies should account for the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) on its postretirement health care plans. To encourage employers to retain or provide postretirement drug benefits, beginning in 2006 the federal government will provide non-taxable subsidy payments to employers that sponsor prescription drug benefits to retirees that are “actuarially equivalent” to the Medicare benefit. Although formal guidance in determining actuarial equivalence has not been provided, we expect that our prescription drug plan will qualify for the government subsidy. Effective July 1, 2004, Knight Ridder prospectively adopted FSP 106-2. Adoption of FSP 106-2 reduced the accumulated postretirement benefit obligation by approximately $9.2 million and resulted in an unrecognized actuarial gain of a similar amount. The unrecognized actuarial gain will be amortized over the estimated expected service life of the participants. Adoption resulted in a $300,000 reduction in postretirement benefits cost for the three months ended September 30, 2004.

NOTE 8. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The following disclosure conforms to SFAS No. 132 (revised 2003) – “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” Below is a summary of the components of net periodic benefit cost for the defined benefit plans and postretirement benefit plans (other plans) (in thousands):

	Pension Plans		Other Plans
	Quarter Ended		Quarter Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Service cost	$9,822	$8,606	$536	$394
Interest cost	22,771	21,809	1,858	2,656
Expected return on plan assets	(27,648)	(27,826)	—	—
Amortization of net loss	2,318	790	756	520
Amortization of prior service cost	1,068	1,292	(1,106)	(970)

Net periodic benefit cost	$8,321	$4,671	$2,044	$2,600

We anticipate contributing a total of $6.9 million to the pension plans in 2004. During the quarter ended September 26, 2004, we contributed $1.8 million to our pension plans.

NOTE 9. COMMITMENTS AND CONTINGENCIES

We are involved in certain claims and litigation related to our operations, including ordinary routine litigation incidental to our business. There have been no material developments in these claims and litigation described under “Note 14. Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 28, 2003.

We have future commitments for capital expenditures relating to our newspaper in Kansas City and our joint operating agreement in Detroit. There are commitments of approximately $67 million for building, plant and presses in Kansas City and commitments of approximately $14 million for presses and mailroom related equipment in Detroit. The Kansas City production plant is scheduled for completion in 2006, while the Detroit production plant is scheduled for completion in 2005.

NOTE 10. SEATTLE TIMES COMPANY

On June 25, 2004, the Seattle Times Company (Seattle Times) sold certain parcels of land for net proceeds of $30 million. The Seattle Times used the proceeds to reduce its debt. Currently, the entire pre-tax gain of $24 million has been deferred due to certain unresolved contingencies. When resolved, Knight Ridder, as a 49.5% owner of the Seattle Times, will record its pro-rata share of the gain for accounting purposes. We did not receive cash in connection with this transaction.

NOTE 11. DEBT

On July 16, 2004, we amended and restated our senior revolving credit facility. We extended its maturity to July 2009 and increased our credit capacity to $1 billion from $895 million. In January 2004, we entered into additional interest rate swap agreements, converting $200 million of fixed rate debt for variable rate debt.

On October 26, 2004, the Company’s Board of Directors authorized the issuance and sale of $200 million of debt securities. We anticipate completing the offering during the fourth quarter of 2004 and intend to use the proceeds from the sale of the securities to fund working capital and to reduce commercial paper borrowings.

NOTE 12. CAPITAL STOCK

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

In this report on Form 10-Q, we have reclassified three kinds of prior-year comparisons to conform to more recently approved presentations of the data. First, we show print and online advertising revenue on a combined basis (we started doing so with the Annual Report on Form 10-K for the year ended December 28, 2003). Second, we changed the presentation of circulation revenue by the recording of certain newspaper carrier delivery costs, which in the past were recorded as contra-revenue. The reclassification of this cost increased other operating costs with a corresponding increase in circulation revenue. Finally, we now report certain categories of what was formerly retail revenue as national revenue. We made this change in the second quarter of 2004 in order that our reporting be consistent both internally and among peer newspapers.

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

We believe there have been no significant changes during the three quarters ended September 26, 2004 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

Business Summary

We are the second largest newspaper company in the United States in terms of circulation. We operate in several large metropolitan areas and have the leading newspapers in most of the locations we serve.

We report two operating business segments: Newspaper and Online. The Newspaper segment represented 95.9% of total operating revenue for the quarter ended September 26, 2004. Advertising revenue within this segment represented 77.4% of total operating revenue. Retail, national and classified revenue represented 46.5%, 16.0% and 37.5%, respectively, of total advertising revenue. Circulation revenue comprised 19.3% of total operating revenue.

The following Business Summary discusses our consolidated results of operations, which includes print and online. Information and discussion on our business segments is included under the Newspaper Segment and Online Segment captions, below. Also, further information is available under “Note 5. Business Segments” of the consolidated financial statements contained in this report.

Advertising revenue is primarily affected by the linage, rate and mix of advertising categories. The advertising rate depends largely on our market reach, primarily established through circulation, and market position. Circulation revenue is based on the number of copies sold and the subscription rate charged to customers.

Total advertising revenue for the quarter was $562.9 million, up 3.2% from $545.4 million in the same quarter of 2003. Total operating revenue was $722.2 million, up 2.1% from $707.2 million in the same quarter last year. Total operating income for the quarter was $134.0 million, up 3.9% from $129.0 million in the third quarter of 2003. Net income of $76.9 million was up 11.2% from $69.1 million in the same quarter the previous year.

All of our markets except Miami and Biloxi (both negatively impacted by hurricane-related advertising cancellations) showed ad revenue increases in the quarter.

The retail category in 2004, compared with the same period in 2003, was up 2.0% in the quarter, up 1.2% in July, flat in August, and up 4.4% in September. In the quarter, retail was strongest in Contra Costa, up 9.4%, and in Philadelphia, up 4.6%. It was soft in San Jose and St. Paul, which both saw declines of 2.8%, and in Miami, down 5.2%. In each case, diminished schedules from large department store advertisers were critical. For the category as a whole, department stores were down 2.9%. Most other segments of the category were also soft, although home furnishings, home improvement and office supplies all showed growth.

Retail preprint revenue increased 3.3% for the quarter ended September 26, 2004, compared with the same quarter in 2003, on a 3.2% increase in the average rate and a 0.1% increase in volume. Specialized publication revenue was up 8.6% in the quarter and total market coverage (TMC) revenue decreased 2.9% versus the comparable quarter in 2003. Retail online revenue showed growth up 12.9% in the quarter compared with the third quarter of 2003.

Retail revenue for the three quarters of 2004, compared with the same period in 2003, was up 0.8%. A 5.0% increase in part-run revenue, a 2.5% increase in preprint revenue and a 36.2% increase in online revenue were mostly offset by a 1.8% decrease in full-run revenue. Six of our top nine newspapers had increases during the three quarters of 2004, including Contra Costa, up 4.4%, Kansas City, up 3.4%, Charlotte, up 3.1% and Philadelphia, up 2.4%. San Jose had the largest decrease, down 6.4%.

The national category was down 0.9% in the third quarter compared with the same period in 2003. The 9.7% decrease in July drove the decline, but turned positive in August and September, increasing 3.5% and 5.7%, respectively. National advertising turned in a mixed performance in the large markets during the quarter. It was up in four markets, down in five. Best performers were Charlotte and St. Paul, up 11.7% and 9.1%, respectively. Philadelphia, Miami, San Jose, Kansas City and Contra Costa were all soft. All but three of the smaller markets showed quarterly increases in national; altogether, they were up 28.5%. Among the large categories, telecommunications, computers and pharmaceuticals were up. Airlines, hotels/resorts, car rentals and entertainment were all down significantly. National online revenue increased 9.4% during the third quarter compared to the same period in 2003.

For the three quarters of 2004, national revenue increased 0.5% compared to the same period in 2003. A 19.3% increase in part-run revenue, a 17.1% increase in preprint revenue and a 32.1% increase in national online revenue were largely offset by a 2.6% decrease in full run revenue, a 96.1% decrease in database marketing revenue and a 23.9% decrease in specialized publication revenue.

Classified revenue increased during the quarter, with July up 6.4%, August up 9.5% and September up 3.5%. All of our markets were up in the quarter, mostly in the mid to high single digits. Employment led this category, with increases of 14.3% in July, 23.2% in August and 10.2% in September; overall, it was up 15.6% for the quarter. Among the large markets, San Jose employment was up 24.5% for the quarter. Philadelphia was up 5.9%. The other large markets were up mostly in the mid to high teens.

Real estate, increasing 9.5% in the third quarter, was up in most of our large markets, with Contra Costa the exception. Auto was down 3.6%, the only category below the prior year. Markets showing increases were: 12.8% in Contra Costa, 9.8% in San Jose and 3.3% in Fort Worth. Otherwise, it was mostly soft. Other classified was up 5.8% for the quarter.

For the three quarters of 2004, classified revenue was up 5.5%, with employment up 11.0%, classified real estate up 7.1% and other up 6.5%. Classified auto was flat. A 2.3% increase in full-run revenue, a 2.7% increase in part-run revenue, a 7.0% decrease in preprint revenue and a 49.5% increase in classified online revenue contributed to the increase.

Circulation revenue was down for the comparable quarter and three quarters of 2004, by 2.9% and 2.4%, respectively. The circulation revenue decline was mostly due to discounting, but was also affected by the circulation copy decline, mentioned below. The new telemarketing rules adopted by the Federal Trade Commission and Federal Communications Commission, including the National Do-Not-Call Registry, negatively impacted an important source of subscribers. Compared to last year, we were down by 0.8% in daily copies and down 0.4% in Sunday copies in the third quarter. For the three quarters of 2004, daily and Sunday circulation copies were down 0.4% and 0.8%, respectively. For the full year, we expect that our circulation revenue will be down about 2.3% versus the prior year. Our plans for the balance of the year include telemarketing and selective discounting, along with increased use of crew sales, kiosks, single-copy insert coupons and direct mail promotions.

Other revenue was up $1.4 million, or 6.0%, for the third quarter 2004 compared to the same period in 2003, primarily due to a combination of increases in earnings in newsprint waste sales, online other revenue, commercial printing, and alternate distribution. For the three quarters ended September 26, 2004, other revenue increased $12.5 million, or 17.8%. In addition to the $4.9 million favorable adjustment in Detroit, largely related to post retirement benefits, there were increases in augmentation revenue, online other revenue, commercial print revenue and newsprint waste sales.

In response to the economic downturn, newspapers have focused attention on cost reduction. In 2002, we launched an Operations Task Force to identify savings that could be applied companywide. The Task Force teams investigated opportunities in content, production, technology, people, administration, vendor management, smaller papers and circulation. We began implementing their recommendations in 2003. As a result of this task force, we anticipate incremental savings in operating costs of more than $50 million in 2004.

During the third quarter and three quarters of 2004, overall costs were up 1.7% and 2.0%, respectively. A 5.6% rise in the average price per ton of newsprint drove the increase in costs during the third quarter. Employee benefits expense decreased largely due to postretirement benefits and employee insurance, down 37.8% and 31.2%, respectively, for the third quarter. Full-time equivalent employees (FTEs) were down 0.9% from the third quarter of 2003 and down 1.4% from the three quarters of 2003. For the three quarters of 2004, the average price per ton of newsprint increased 6.3% on a 0.9% decrease in consumption and employee benefits were up 3.5%. For the full year, we anticipate increases in newsprint and employee benefits in the mid single digits and low single digits, respectively. Largely offsetting the pension and postretirement benefits increases for the three quarters of 2004 were reductions in workers compensation and employee health insurance. FTEs should be down between 1% and 2% for the full 2004 fiscal year.

Net interest expense decreased $4.8 million, or 30.2%, in the third quarter of 2004 compared with the same period in 2003. The decrease was due entirely to the interest associated with the favorable resolution of certain tax exposures from prior years and a lower weighted-average interest rate. Additionally, capitalized interest expense associated with the construction of our new Kansas City production plant increased by $488,000 from the comparable quarter in the prior year. For the three quarters of 2004, net interest expense decreased $14.2 million, or 28.0%, capitalized interest increased $2.3 million and the adjustment related to a reduction in the interest reserve on income taxes for September year to date was $7.5 million.

Losses from investees increased $2.9 million during the third quarter and increased $1.1 million for the three quarters of 2004. An increase in losses at CareerBuilder and the Seattle Times contributed to the higher losses during the third quarter. We project losses from investees to be comparable with the prior year during the last quarter of 2004.

Our effective tax rate was lower in the third quarter of 2004 compared to the same period in 2003, due to the favorable resolution of certain tax exposures from prior years during the quarter. For the three quarters of 2004, our effective tax rate was 34.6% compared to 36.7% in the same period in 2003. We anticipate the effective tax rate for the year to be about 35.7%.

CONSOLIDATED RESULTS OF OPERATIONS: THIRD QUARTER ENDED SEPTEMBER 26, 2004 COMPARED TO THIRD QUARTER ENDED SEPTEMBER 28, 2003:

NEWSPAPER SEGMENT

Operating Revenue

The table below presents operating revenue and related statistics for our newspaper operations for the comparable quarters (in thousands):

	Quarter Ended
	September 26, 2004	September 28, 2003	Variance	% Change
Operating revenue
Advertising
Retail	$249,039	$244,453	$4,586	1.9
National	85,350	86,348	(998)	(1.2)
Classified	201,220	195,127	6,093	3.1

Total	535,609	525,928	9,681	1.8
Circulation	133,634	137,628	(3,994)	(2.9)
Other	23,057	22,120	937	4.2

Total operating revenue	$692,300	$685,676	$6,624	1.0

Average circulation
Daily	3,647	3,676	(29)	(0.8)
Sunday	5,068	5,089	(21)	(0.4)

Advertising linage (full-run)
Retail	3,328.4	3,381.6	(53.2)	(1.6)
National	762.0	749.5	12.5	1.7
Classified	4,856.5	4,785.0	71.5	1.5

Total	8,946.9	8,916.1	30.8	0.3

Factored part-run linage	550.2	589.0	(38.8)	(6.6)

Total preprints inserted	1,906.5	1,867.7	38.8	2.1

Retail revenue increased $4.6 million, or 1.9%, during the quarter ended September 26, 2004 compared to the same quarter a year ago. Contra Costa, up 10.0%, Kansas City, up 4.5%, Philadelphia, up 3.9%, Charlotte, up 3.8% and Duluth (boosted by the acquisition of several small publications in May 2004), drove the increase. Miami, down 5.2% had the largest unfavorable variance, followed by St. Paul, down 3.1% and San Jose down 2.8%.

National revenue decreased $1.0 million, or 1.2%, with the largest unfavorable variances in Contra Costa, down 24.2%, San Jose, down 9.0% and Philadelphia, down 7.0%. This was partially offset by gains in Charlotte, up 11.7% and St. Paul, up 8.1%.

Classified revenue increased $6.1 million, or 3.1%, with the largest increases in Contra Costa, up 5.4%, San Jose, up 5.3%, Fort Worth, up 4.5%, and both Philadelphia and Kansas City, up 3.9%. Contra Costa had increases in all classified categories except real estate. San Jose had increases in employment and auto, partially offset by other and real estate. Fort Worth had increases across all categories. Philadelphia and Kansas City had increases in all categories except auto. All classified verticals except auto increased versus last year, with employment up 8.5%, real estate up 7.9% and other classified up 5.7%. Auto was down 6.0%.

Circulation revenue decreased $4.0 million, or 2.9%, as twenty-two of twenty-seven newspapers were below the comparable quarter in the prior year. The largest decreases were in Miami, down 6.8%, Columbia, down 6.6%, San Jose, down 5.4% and Philadelphia, down 4.7%. Average daily copies were down 0.8% and average Sunday copies were down 0.4%, against the third quarter of 2003. The combination of discounting and a decline in circulation copies caused the overall circulation revenue decline.

Other revenue increased by $937,000, or 4.2%, from the comparable quarter in the prior year. The favorable variance was largely due to commercial print revenue, alternate distribution revenue and newsprint waste sales.

Operating Costs

The table below presents operating costs for our newspaper operations for the comparable quarters (in thousands):

	Quarter Ended
	September 26, 2004	September 28, 2003	Variance	% Change
Operating costs
Labor and employee benefits	$277,833	$280,073	$(2,240)	(0.8)
Newsprint, ink and supplements	97,898	94,588	3,310	3.5
Other operating costs	161,054	155,007	6,047	3.9
Depreciation and amortization	22,051	24,301	(2,250)	(9.3)

Total operating costs	$558,836	$553,969	$4,867	0.9

The decrease in labor and employee benefits in the third quarter of 2004 from the comparable quarter in 2003 was due to lower benefits expense ($9.4 million or 32.0%) and a 215, or 1.2%, decrease in the number of full-time equivalent employees (FTEs). This decrease was partially offset by higher pension expense ($3.2 million or 22.2%).

Newsprint, ink and supplements increased in the third quarter of 2004 versus the comparable quarter in 2003 by $3.3 million, or 3.5%, due to a 5.6% increase in the average price per ton of newsprint, partially offset by a 1.3% decrease in consumption.

The increase in other operating costs for the comparable quarter in 2003 was due to increases in circulation promotion and commissions, production expenses, other outside services, relocation expense and credit card fees. The decrease in depreciation and amortization in the third quarter of 2004 compared to the third quarter of 2003 was due to lower capital spending in recent years.

ONLINE SEGMENT

The table below presents the operating results and related statistics for our online operations for the comparable quarters (in thousands):

	Quarter Ended
	September 26, 2004	September 28, 2003	Variance	% Change
Operating revenue
Advertising
Retail	$2,570	$2,289	$281	12.3
National	2,319	2,120	199	9.4
Classified	22,425	15,040	7,385	49.1

Total	27,314	19,449	7,865	40.5
Other	2,599	2,089	510	24.5

Total operating revenue	29,913	21,538	8,375	38.9

Operating costs
Labor and employee benefits	7,403	6,436	967	15.0
Other operating costs	10,931	8,888	2,043	23.0
Depreciation and amortization	838	856	(18)	(2.1)

Total operating costs	19,172	16,180	2,992	18.5

Operating income	$10,741	$5,358	$5,383	100.5

Average monthly unique visitors	9,716	8,362	1,354	16.2

Total operating revenue increased $8.4 million, or 38.9%, driven largely by increases in recruitment revenue from strong recruiter demand for integrated print and online advertising packages. Banners and sponsorships, automotive, apartments and real estate revenue also showed increases over the prior year. Average monthly unique visitors increased 1.4 million to 9.7 million for the third quarter of 2004 compared to 8.4 million during the third quarter of 2003. The growth resulted from enhancements to our local Web sites, making them more user friendly to our advertisers and readers. Enhancements included highly valuable and frequently updated content coupled with increased visibility of our sites in Web search engines. Also contributing were strategies that combined print and online ads drawing visitors to classifieds and other areas of our sites.

Total operating costs increased $3.0 million, or 18.5%, from the comparable period in 2003. The cost of labor and employee benefits increased by $967,000, or 15.0%, driven largely by an increase in FTEs and incentive based compensation. Other operating costs increased $2.0 million, or 23.0%, due to increases in volume-related cost of goods sold, revenue-related transfer pricing, agent commissions, professional fee expense and outside services.

CORPORATE EXPENSES

Corporate expenses increased $2.1 million in the third quarter due primarily to increases in labor and employee benefits and other operating costs.

CONSOLIDATED RESULTS OF OPERATIONS: THREE QUARTERS ENDED SEPTEMBER 26, 2004 COMPARED TO THREE QUARTERS ENDED SEPTEMBER 28, 2003:

NEWSPAPER SEGMENT

Operating Revenue

The table below presents operating revenue and related statistics for our newspaper operations for the three quarters of 2004 (in thousands):

	Three Quarters Ended
	September 26, 2004	September 28, 2003	Variance	% Change
Operating revenue
Advertising
Retail	$753,132	$749,342	$3,790	0.5
National	272,665	272,972	(307)	(0.1)
Classified	600,869	586,469	14,400	2.5

Total	1,626,666	1,608,783	17,883	1.1
Circulation	409,249	419,424	(10,175)	(2.4)
Other	75,409	64,330	11,079	17.2

Total operating revenue	$2,111,324	$2,092,537	$18,787	0.9

Average circulation
Daily	3,740	3,772	(32)	(0.8)
Sunday	5,115	5,136	(21)	(0.4)

Advertising linage (full-run)
Retail	10,176.2	10,426.0	(249.8)	(2.4)
National	2,358.0	2,370.2	(12.2)	(0.5)
Classified	14,094.9	13,842.0	252.9	1.8

Total	26,629.1	26,638.2	(9.1)	0.0

Factored part-run linage	1,790.6	1,762.2	28.4	1.6

Total preprints inserted	5,658.7	5,594.0	64.7	1.2

Retail revenue increased $3.8 million, or 0.5% for the three quarters ended September 26, 2004 compared to the same period in 2003. Contra Costa, up 4.5%, Charlotte, up 3.3% and Kansas City, up 3.1%, and Duluth, up 22.4%, had increases in retail revenue. The largest unfavorable variances were in San Jose, down 6.5%, Miami, down 3.5%, and Akron, down 2.5%.

National revenue decreased $307,000, or 0.1%, with the largest unfavorable variances in Contra Costa, down 13.2% and San Jose, down 8.0%. The largest favorable variances were in Duluth, up 29.4% and Columbia, up 21.9%. Duluth was up due to the acquisition as stated in the section above.

Classified revenue increased $14.4 million, or 2.5%, with the largest increases in St. Paul, up 5.5%, Kansas City, up 4.4%, Fort Worth, up 3.9% and Contra Costa, up 3.8%. The largest decrease was in Akron, down 3.6%. St. Paul and Fort Worth were up in all categories except auto. Kansas City was favorable in all categories. Contra Costa was up in all categories except real estate. All classified categories except auto increased versus last year, with other classified up 6.1%, real estate up 5.7% and employment up 4.5%. Auto was down 3.6%.

Circulation revenue decreased $10.2 million, or 2.4%, as twenty of twenty-seven newspapers were below the comparable three quarters in the prior year. The largest decreases were in Miami, down 6.4%, San Jose, down 4.3%, Philadelphia, down 3.8% and Kansas City, down 2.8%. Fort Worth had the largest favorable variance, up 3.1%, due to a price increase. Average daily copies were down 0.8% and average Sunday copies were down 0.4% against the prior year. The combination of discounting and a decline in circulation copies caused the overall circulation revenue decline.

Other revenue increased by $11.1 million, or 17.2%, from the comparable period in the prior year. The favorable variance was due to an increase in earnings in Detroit, largely related to postretirement benefits, and higher augmentation and commercial print revenue.

Operating Costs

The table below presents operating costs for our newspaper operations for the comparable three quarters (in thousands):

	Three Quarters Ended
	September 26, 2004	September 28, 2003	Variance	% Change
Operating costs
Labor and employee benefits	$858,021	$842,030	$15,991	1.9
Newsprint, ink and supplements	297,005	285,833	11,172	3.9
Other operating costs	479,890	477,629	2,261	0.5
Depreciation and amortization	70,364	79,245	(8,881)	(11.2)

Total operating costs	$1,705,280	$1,684,737	$20,543	1.2

The increase in labor and employee benefits in the three quarters of 2004 from the same period in 2003 was due to higher pension expense ($8.4 million or 19.2%), incentive based compensation ($5.0 million or 9.0%), payroll tax expense ($2.5 million or 5.0%) and post retirement benefits expense ($1.3 million or 19.8%). These increases were partially offset by a 312, or 1.8%, decrease in the number of FTEs and reduced benefit expense ($8.4 million or 10.2%).

The increase in newsprint, ink and supplements in the three quarters of 2004 from the same period in 2003 was due to a 6.1% increase in the average price per ton of newsprint, partially offset by a 0.9% decrease in consumption and a 1.4% decrease in ink and supplements.

The increase in other operating costs resulted from higher circulation promotion and commission expense, other outside service expense and credit card expense. These were partially offset by decreases in legal expense and other general and administrative expenses. Depreciation and amortization declined due to lower capital spending in recent years.

ONLINE SEGMENT

The table below presents the operating results and related statistics for our online operations for the comparable three quarters (in thousands):

	Three Quarters Ended
	September 26, 2004	September 28, 2003	Variance	% Change
Operating revenue
Advertising
Retail	$8,246	$6,063	$2,183	36.0
National	6,487	4,912	1,575	32.1
Classified	61,113	40,889	20,224	49.5

Total	75,846	51,864	23,982	46.2
Other	7,530	6,078	1,452	23.9

Total operating revenue	83,376	57,942	25,434	43.9

Operating costs
Labor and employee benefits	22,248	19,151	3,097	16.2
Other operating costs	31,458	25,034	6,424	25.7
Depreciation and amortization	2,506	2,959	(453)	(15.3)

Total operating costs	56,212	47,144	9,068	19.2

Operating income	$27,164	$10,798	$16,366	151.6

Average monthly unique visitors	9,990	7,977	2,013	25.2

Operating revenue for the three quarters of 2004 increased $25.4 million, or 43.9%, from the same period in 2003 driven by increases in recruitment revenue from strong recruiter demand for integrated print and online advertising packages. Banners and sponsorships, automotive, apartments and real estate revenue also showed increases over the prior year. Average monthly unique visitors increased 2.0 million to 10.0 million during the three quarters ended September 26, 2004 compared to 8.0 million during the three quarters of 2003. The growth resulted from enhancements to our local Web sites, making them more user friendly to our advertisers and readers. Enhancements included highly valuable and frequently updated content coupled with increased visibility of our sites in Web search engines. Also contributing were strategies that combined print and online ads, drawing people to classifieds and other areas of our sites.

Total operating costs for the three quarters increased $9.1 million, or 19.2%, from the comparable period in 2003. The cost of labor and employee benefits increased by $3.1 million, or 16.2%, driven largely by higher FTEs and higher performance based compensation expense. Other operating costs for the three quarters increased $6.4 million, or 25.7%, due to increases in volume-related cost of goods sold, revenue-related transfer pricing, agent commissions, professional fee expense and outside services, partially offset by a reduction in promotion expenses.

CORPORATE EXPENSES

Corporate expenses increased $4.9 million for the three quarters ended 2004, due primarily to increases in labor and employee benefits, and other operating costs.

Liquidity and Capital Resources

Cash was $35.4 million at September 26, 2004, compared with $33.5 million at December 28, 2003. During the three quarters ended September 26, 2004, cash flows from operating activities, proceeds from stock option exercises and employee stock purchases, and commercial paper borrowings, were used to fund treasury stock purchases, the payment of common stock dividends, purchases of property, plant and equipment, and the acquisition of, and investments in certain businesses.

At September 26, 2004, working capital was $80.7 million, compared with $71.0 million at December 28, 2003. The increase in working capital was due to a $46.1 million decrease in accounts payable and a $20.0 million decrease in the current portion of long-term debt, partially offset by a $39.6 million increase in accrued expenses and compensation, a $9.3 million increase in income taxes payable and a $26.1 million decrease in accounts receivable, due to seasonality. The increase in income taxes payable and the decrease in accounts payable were due to the timing of payments.

During the three quarters of 2004, cash required for investing activities was primarily used for the acquisition of, and investments in, businesses totaling $42.9 million, and the purchase of $81.4 million in property, plant and equipment, of which $47.1 million was related to our new Kansas City production plant.

We invest excess cash in short-term investments, depending on projected cash needs for operations, capital expenditures and other business purposes. We supplement our internally generated cash flow with a combination of short- and long-term borrowings. Average outstanding commercial paper during the three quarters ended September 26, 2004 was $446.6 million, with an average effective interest rate of 1.4%.

On July 16, 2004, we amended and restated our senior revolving credit facility and increased our credit capacity to $1 billion. This credit facility matures in 2009. At September 26, 2004, our $1 billion senior revolving credit facility, which supports the commercial paper and our letters of credit outstanding, had remaining availability of $496.6 million. We also have available $200 million in extendable commercial notes. Our future ability to borrow funds and the interest rates on those funds could be adversely impacted by a decrease in our debt ratings, by negative conditions in the debt capital markets and by a general increase in interest rates. A hypothetical 100 basis point increase in LIBOR would increase our interest expense associated with variable rate borrowings by approximately $11.2 million annually, based on our debt structure as of September 26, 2004.

Over the past three years we have entered into various interest rate swap agreements. In January 2004, we entered into additional interest rate swap agreements, effectively converting $200 million of fixed rate debt into variable rate debt. As of September 26, 2004 our percentage of variable-rate borrowings was about 75%. We entered into these agreements to manage interest rate exposure by achieving a desired proportion of fixed rate versus variable rate debt. The swap agreements expire at various dates in 2005, 2007, 2009 and 2011, and effectively convert an aggregate principal amount of $700 million of fixed-rate long-term debt into variable-rate borrowings. The variable interest rates are based on the three- or six-month London InterBank Offering Rate

(LIBOR) plus a rate spread. For the quarter ended September 26, 2004, the weighted-average variable interest rate under these agreements was 4.1% versus the weighted-average fixed rate of 7.9%. We do not trade or engage in hedging for speculative or trading purposes, and hedging activities are transacted only with highly rated financial institutions, reducing the exposure to credit risk.

During the three quarters ended September 26, 2004, we repurchased approximately 3.3 million common shares at a total cost of $238.7 million and an average cost of $72.76 per share. Proceeds from stock option exercises and employee stock purchases increased $11.3 million during the same period compared to 2003. On July 27, 2004, the Board of Directors approved an authorization to repurchase an additional 6.0 million shares of our common stock. At the quarter ended September 26, 2004, authorization remained to purchase approximately 5.9 million shares.

During the three quarters ended September 26, 2004, our dividend payments increased $7.7 million compared to the same period in 2003. On July 27, 2004, the Board of Directors approved an increase in the quarterly dividend from $.32 per share to $.345 per share of common stock.

Our operations have historically generated strong positive cash flow that, along with our commercial paper program, revolving credit lines and our ability to issue public debt, have provided adequate liquidity to meet short- and long-term cash requirements, including requirements for working capital and capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Annual Report on Form 10-K for the year ended December 28, 2003, describes our disclosure about market risk. As of September 26, 2004, there have been no material changes in our assessment of market risk since December 28, 2003.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, under the supervision and with the participation of management, including the chief executive officer and chief financial officer. That evaluation revealed no significant deficiencies or material weaknesses in our disclosure controls and procedures. It confirmed that these current practices are effective in alerting us, within the time periods specified by the Securities and Exchange Commission, to any material information regarding Knight Ridder and its consolidated subsidiaries. Moreover, it confirmed our ability to record, process, summarize and report such information on an equally timely basis. Our management, including the chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the chief executive officer and chief financial officer concluded that there has been no such change during the quarter covered by this report.

PART II - OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our common stock open market repurchases for the third quarter of 2004:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 28, 2004 through Aug 1, 2004	175,000	$72.48	175,000	6,979,300
Aug 2, 2004 through Aug 29, 2004	990,000	68.20	990,000	5,989,300
Aug 30, 2004 through Sep 26, 2004	76,000	64.89	76,000	5,913,300

Total	1,241,000		1,241,000

Item 5. OTHER INFORMATION

Earnings to Fixed Charges Ratio

Our earnings to fixed charges ratio for the nine months ended September 26, 2004 was 7.8 compared to 6.3 for the nine months ended September 28, 2003. The statement of the foregoing ratios, together with the statement of the computation of the foregoing ratios filed as Exhibit 12 hereto, is included herein for the purpose of incorporating such information and exhibit into our Registration Statement Nos. 333-79025 and 333-64286 relating to various series of our debt securities.

Item 6. EXHIBITS

(a)	Exhibits

Exhibit Number	Description

12	Computation of earnings to fixed charges ratio.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNIGHT-RIDDER, INC.
(Registrant)

Date: October 29, 2004	/s/ Gary R. Effren
Gary R. Effren
Senior Vice President/Finance and Chief Financial Officer
(Principal Finance and Accounting Officer and Duly
Authorized Officer of Registrant)

Exhibit Index

(b)	Exhibits

Exhibit Number	Description
12	Computation of earnings to fixed charges ratio.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act, as amended.