Form 10-K
period 2004-12-26
KNIGHT RIDDER INC
filed 2005-03-03
CIK 205520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2004	Commission file number 1-7553

Knight-Ridder, Inc.
(Exact name of registrant as specified in its charter)

Florida	38-0723657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 West San Fernando Street Suite 1500 San Jose, CA	95113
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 938-7700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.02 1/12 par value Preferred Share Purchase Rights	New York Stock Exchange

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

Yes [ X ]                 No [    ]

The aggregate market value of voting stock, which consists solely of shares of common stock held by non-affiliates of the registrant, was approximately $4.8 billion as of June 25, 2004 (computed by reference to the closing price as reported by the New York Stock Exchange).

The registrant had 75.5 million shares of common stock (par value $0.02 1/12 per share), net of treasury stock, issued and outstanding as of February 25, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Proxy Statement for its Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. In particular, these include statements related to future actions, future performance or results of current and anticipated initiatives and the outcome of contingencies and other uncertainties. We try, whenever possible, to identify such statements by using the words such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “project” and similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated.

Potential risks and uncertainties that could adversely affect our ability to obtain these results include, without limitation, the following factors: (a) increased consolidation among major retailers or other events that may adversely affect business operations of major customers and depress the level of local and national advertising; (b) an economic downturn in some or all of our principal newspaper markets that may lead to decreased circulation or decreased local or national advertising; (c) a decline in general newspaper readership patterns as a result of competitive alternative media or other factors; (d) an increase in newsprint costs over the levels anticipated; (e) labor disputes or shortages that may cause revenue declines or increased labor costs; (f) disruptions in electricity and natural gas supplies and increases in energy costs; (g) our ability to attract and retain qualified employees, including senior management; (h) increases in health and welfare, pension and postretirement costs; (i) increases in business insurance costs; (j) a decline in the value of companies that we invest in that must be recorded as a charge to earnings; (k) acquisitions of new businesses or dispositions of existing businesses; (l) increases in interest or financing costs or availability of credit; (m) rapid technological changes and frequent new product introductions prevalent in electronic publishing, including the evolution of the Internet; and, (n) acts of war, terrorism, natural disaster or other events that may adversely affect our operations or the operations of our key suppliers.

Item 1. Business

GENERAL

Knight Ridder was formed in 1974 by a merger between Knight Newspapers, Inc. and Ridder Publications, Inc. Charles Landon Knight purchased the Akron Beacon Journal in 1903. John S. Knight, who inherited the Beacon Journal from his father in 1933, founded Knight Newspapers. Ridder Publications was founded in 1892 when Herman Ridder acquired the German-language Staats-Zeitung in New York. Both groups flourished, each taking its stock public in 1969. The 1974 merger created a company with operations coast-to-coast. Knight Ridder was reincorporated in Florida in 1976 and along with its consolidated subsidiaries is referred to collectively in this Report on Form 10-K as “we,” “our” and “us.”

We are the nation’s second-largest newspaper publisher based on circulation, with products in print and online. We publish 31 daily and 53 nondaily newspapers in 28 U.S. markets, with a readership of approximately 9.0 million daily and 12.7 million on Sunday. Our Internet operations develop and manage our online properties, including Real Cities (www.Realcities.com), the largest national network of city and regional Web sites in more than 105 U.S. markets. The online city sites for markets in which we have newspapers are highly integrated with the related newspaper operations. Financial information about our business segments is provided in “Note 5. Business Segments” in the “Notes to Consolidated Financial Statements” included in this Form 10-K. We also have investments in a variety of Internet and technology companies, and two newsprint companies.

Our executive offices are located at 50 West San Fernando Street, Suite 1500, San Jose, CA 95113, and our telephone number at this address is (408) 938-7700.

RECENT EVENTS

In February 2004, we completed the acquisition of Alliance Newspapers. Alliance is a group of seven weekly newspapers and one monthly newspaper serving the area north of Fort Worth in Denton and Northeast Tarrant Counties. Alliance offers total market coverage with circulation of approximately 25,000.

In April 2004, Broad Street Community Newspapers (BSCN) acquired certain assets of the News Star and Publiset. The Star products will help grow BSCN’s community newspapers in the Philadelphia metro area.

In May 2004, Knight Ridder, Gannett Co., Inc. and Tribune Company each acquired a one-third interest in CrossMedia Services, Inc., a provider of Web-based marketing solutions for national and local retailers. We also acquired the assets of four community newspapers and three shopper publications previously owned by Superior Publishing Corporation. The acquired newspapers include the (Duluth, MN) Budgeteer News, The (Cloquet, MN) Pine Journal, The Daily Telegram in Superior, WI, and the Lake County News-Chronicle in Two Harbors, MN. The purchase also included the Manney’s Shopper zones in Superior, Cloquet and Two Harbors.

In June 2004, we acquired a 35.6% undiluted ownership interest in CityXpress, a provider of online auctions for newspapers. The remaining interests are owned by Lee Enterprises, management and employees of CityXpress and other shareholders.

In August 2004, we acquired the assets of The (Flower Mound) Messenger, the leading bi-weekly in the Flower Mound suburb of Fort Worth. The paper is published every two weeks and mailed to approximately 28,500 households in Flower Mound and the surrounding communities of Highland Village, Copper Canyon, Double Oak and Lantana.

In November 2004, we issued $200 million of 10-year senior notes at a coupon rate of 4.625%. Proceeds were used to reduce the company’s outstanding commercial paper.

Also, in November 2004, we announced the following management changes, which became effective on January 1, 2005. Art Brisbane, formerly president & publisher of The Kansas City Star, and Hilary Schneider, formerly president and CEO of Knight Ridder Digital (KRD), became senior vice presidents of the company. Steve Rossi, formerly president of the Newspaper Division, became the senior vice president/CFO.

In February 2005, we acquired the assets of Priceless, LLC, a group of five free-distribution newspapers with a combined daily circulation of more than 55,000, located in the Peninsula south of San Francisco, CA. The five newspapers are the Palo Alto Daily News, San Mateo Daily News, Redwood City Daily News, Burlingame Daily News and Los Gatos Daily News.

Today, our newspaper sales teams serve the needs of local advertisers by selling a rich mix of media products, including the newspaper, online, niche publications and direct mail. In the help-wanted arena, the vast majority of recruiters recognize the value of our joint print and online recruitment products in the local marketplace. This reflects the efforts of our sales teams to integrate print and online and our local sales approach. In the automotive category, we have seen similar gains from a focused sales effort across a portfolio of products, including print, Cars.com and niche publications. We closed 2004 with a 60% online market share in the important franchise dealer category. Another example of the power of local print and online is CityXpress. Working with this new print/online model, we implemented a unique event auction that drives advertising revenue and store traffic for participating merchants.

CrossMedia, a provider of Web-based marketing solutions for national and local retailers, provides online shopping with the ability to use the Web to find items to purchase in stores. CrossMedia, together with our project Catalyst, an online listings platform that offers person-to-person listings for merchandise, pets and other categories, are important vehicles to develop local opportunities and leverage our core assets in local sales, brands and marketing.

By leveraging our strong sales force with true local relationships and knowledge, and our investments to localize advertising, we are uniquely positioned to serve our advertisers, readers and online users by bringing extensive reach through our branded print and online products.

NEWSPAPERS

We are the nation’s second-largest newspaper publisher based on circulation. We have 31 daily and 53 nondaily newspapers in 28 U.S. markets, with a readership of approximately 9.0 million daily and 12.7 million on Sunday.

Approximately 78.0% of our newspaper operating revenue comes from the sale of newspaper advertising. The newspaper business is seasonal, with the strongest advertising revenue coming in the fourth quarter, followed by the second — and then by the remaining two.

Local management appointed by our executive management in San Jose operates each of our newspapers. Each newspaper manages its own news coverage, sets its own editorial policies and establishes local business practices. The corporate staff, however, sets the basic business, accounting, financial and reporting policies. The corporate staff also provides editorial services and quality control.

The company-owned news bureau in Washington, D.C., serves each newspaper. Supplemental news, graphic and photographic services are provided by Knight Ridder/Tribune.

All of our newspapers compete for advertising and readers’ time and attention with broadcast, satellite and cable television, the Internet and other computer services, radio, magazines, suburban newspapers, free shoppers, billboards and direct mail. In some cases, the newspapers also compete with other newspapers published in nearby cities and towns — particularly in Miami, St. Paul and Fort Worth. In Detroit and Fort Wayne, we have joint operating agreements with a second newspaper. Our other newspapers are the only daily and Sunday papers of general circulation published in their communities.

Our newspapers rely on local sales operations for local retail and classified advertising. Our larger newspapers are assisted by our national sales team for retail and national advertising, the Newspaper National Network and by Newspapers First. Newspapers First, a national advertising sales cooperative, is the primary sales representative for many of our newspapers, many of the leading newspaper groups and several leading independent newspapers. It acts as an interface to national advertisers across the country. We own 27.5% of the voting stock of Newspapers First. Newspaper National Network, the sales arm of the Newspaper Association of America, was established in 1994 to focus national selling on behalf of the newspaper industry. It represents all our newspapers and more than 500 others. Like Newspapers First, it offers one-stop shopping and “one order, one bill.”

The following newspapers are our largest based on revenue:

THE PHILADELPHIA INQUIRER AND PHILADELPHIA DAILY NEWS

Philadelphia Newspapers, Inc. publishes two of the most respected and nationally acclaimed newspapers in the country: The Philadelphia Inquirer and the Philadelphia Daily News. The Inquirer, Philadelphia’s largest newspaper, is long renowned for its excellence in reporting and has won 18 Pulitzer Prizes. The Daily News, the city’s second largest paper, is embraced by readers for its in-depth sports coverage, local investigative reporting and editorial flair. Both newspapers are available on the Internet at www.philly.com.

The primary market area for these two papers spans nine counties throughout southeastern Pennsylvania and southwestern New Jersey. The Philadelphia region contains more than 2.9 million households, making it the nation’s fourth-largest Designated Market Area (DMA).

THE MIAMI HERALD AND EL NUEVO HERALD

The Miami Herald Publishing Co. is Florida’s largest newspaper company. It publishes The Miami Herald, el Nuevo Herald, in-flight magazines, hotel tourist books, real estate magazines, the Florida Keys Keynoter and The (Tavernier, FL) Reporter.

The Miami Herald has won 18 Pulitzer Prizes, and it is sold in South Florida. Its International Edition circulates in the Caribbean basin and is available in most Latin American capitals. El Nuevo Herald, serving the growing number of Spanish readers in South Florida, is one of the largest Spanish-language newspapers in the United States. Both newspapers are available worldwide through PEPC Worldwide, Newspapers Direct and the Internet at www.herald.com and www.elherald.com.

South Florida, which includes the Miami and Fort Lauderdale metropolitan areas, is one of the top retail markets in the United States. Total retail sales surpassed $57.5 billion in 2004 and on a per household basis exceeded those of many major markets, including Chicago, Washington, D.C. and New York. Tourism is a major driver of the economy in South Florida, attracting more than 20 million visitors a year from all over the world.

THE KANSAS CITY STAR

The Kansas City Star, founded in 1880 is one of the largest newspapers in the Midwest. The Star has won eight Pulitzer Prizes and serves the Kansas City metropolitan area,

encompassing 11 counties in Missouri and Kansas. The Star is available on the Internet at www.KansasCity.com.

NEWSPRINT

We consumed approximately 641,000 metric tons of newsprint in 2004, excluding newsprint consumed by Detroit Newspapers (described below). Approximately 13.2% of our total operating expenses during the year were for newsprint. Purchases are made under long-term agreements with 14 newsprint producers, each having one or more newsprint mills. In 2004, we purchased approximately 60.8% of our newsprint consumption from eight mills in the United States, 33.8% from 13 mills in Canada and 5.5% from other offshore sources. We believe that the current sources for newsprint are adequate to meet our current and foreseeable demand.

Approximately 92% of the newsprint we consumed contained some recycled content. The average content was 56% recycled fiber, which translates into an overall recycled newsprint average of 52%.

Knight Ridder, Cox Enterprises and Media General, each owns a third interest in SP Newsprint Co. (SP Newsprint). SP Newsprint is the fifth-largest newsprint manufacturing company in North America. SP’s mill in Dublin, GA, produces more than 562,000 metric tons per year of 100% recycled-content newsprint. Its plant in Newberg, OR, produces more than 396,000 metric tons per year of newsprint with at least 40% of recycled content. SP Newsprint provides recycled-content newsprint to its owners and more than 250 publishers and commercial printers. Its SP Newsprint Recycling Corp. subsidiary recycles more than 1.1 million short tons of recovered material each year.

We also own a 13.5% equity interest in Ponderay Newsprint Company in Usk, WA, which produced more than 260,000 metric tons of newsprint in 2004.

Our ownership in SP Newsprint and Ponderay provides a natural hedge against price volatility for approximately 50% of our newsprint expense. In 2004, these two companies provided approximately 20% of our total newsprint consumption. We enter into firm purchase commitments annually with these two companies. We estimate these purchase commitments will total approximately $53 million of newsprint in 2005, at current market prices. We have included a hypothetical effect on newsprint expense from a 10% increase in the average price per ton of newsprint under the caption “Newsprint,” in Item 7A of this report.

SHARED SERVICES

We have a Shared Services Center located in Miami, FL. Through this operation, which reports directly to our corporate headquarters, we have centralized the maintenance of our financial systems and processing, purchasing and strategic sourcing activities as well as many internal consulting initiatives for all Knight Ridder companies. Centralized purchasing includes commodities such as newsprint, ink, computers/software, newspaper delivery bags, credit card processing, office supplies, travel, employee relocation and telecommunications.

TECHNOLOGY

We will continue to drive our systems and technology infrastructure toward the current state of the art, to remain competitive. Expense reduction initiatives helped reduce telecommunications and data transmission costs while increasing capacity. We continue to enhance the consumer experience and capabilities at KRD’s Web sites, including registration and email marketing, enhance online classified capabilities, an improved e-commerce engine, and a new retail shopping experience provided through CrossMedia Services. Ensuring our systems are compliant with the Sarbanes-Oxley 404 guidelines, where relevant, was a major focus at all our business units.

OWNERSHIP INTERESTS IN MINORITY INTEREST AND UNCONSOLIDATED COMPANIES, JOINT VENTURES AND PARTNERSHIPS

For strategic and operational reasons, we invest in various companies with ownership percentages ranging from 13.5% to 75%. Following are the more significant investments in unconsolidated companies, joint ventures and partnerships.

Knight Ridder, Tribune and Gannett own CareerBuilder, LLC, and CrossMedia Services, Inc. in equal parts. CareerBuilder is in the online recruitment and career development business. CrossMedia is a provider of Web-based marketing solutions for national and local retailers, effectively serving as an advertising and marketing service provider that enables us to localize the Internet. We also own 20.2% of Classified Ventures, a consortium of six newspaper publishing companies that provides online classified listing services.

We own a 50% equity interest in Detroit Newspapers, a joint operating agency for Detroit Free Press, Inc., our wholly-owned subsidiary, and The Detroit News, Inc., a wholly-owned subsidiary of Gannett. In 1989, business operations of the Detroit Free Press and The Detroit News were transferred to Detroit Newspapers under a joint operating agreement that expires in 2089. We show our share of revenue and expenses as a net amount in the “Other” line, under Operating Revenue in the Consolidated Income Statement. Under our agreement, we are committed to supply 50% of their annual newsprint requirements. We intend to fulfill this commitment and we have the necessary means and resources available to meet this obligation.

We own a 75% equity interest in the Fort Wayne Newspapers Agency and consolidate the results of its operations. The minority shareholders’ interest in the income has been reflected as an expense in the Consolidated Statement of Income in the caption “Minority interest in earnings of consolidated subsidiaries.” Also included in this caption is a contractual minority interest resulting from a joint operating agreement that runs through 2021 between The Miami Herald Publishing Co. and Cox Newspapers, Inc., covering the publication of The Miami Herald and The Miami News. The Miami News ceased publication in 1988.

We own a 49.5% equity interest in the voting stock of the Seattle Times Company, based in Seattle, WA. We also own a 65% interest in the nonvoting stock of the Seattle Times Company.

We are a one-third partner with Cox Enterprises and Media General in SP Newsprint Co. (SP Newsprint). SP Newsprint is the

fifth-largest newsprint manufacturing company in North America. We also own a 13.5% equity interest in Ponderay Newsprint Company in Usk, WA, which produced more than 260,000 metric tons of newsprint in 2004. We account for our investment in Ponderay under the equity method, since we exercise significant influence, as defined by generally accepted accounting principles. We purchase newsprint from these companies. Our investment in these newsprint mills provides a natural hedge for about 50% of our exposure to price changes.

Newspapers First, a national advertising sales cooperative, is the primary sales representative for many of our large newspapers, many of the leading newspaper groups and several leading independents, as described above. We own 27.5% of the voting stock of Newspapers First.

Knight Ridder/Tribune, a joint venture of Knight Ridder and Tribune, offers stories, graphics, illustrations, photos and paginated pages for print publishers and Web-ready content for online publishers. All our newspapers, our Washington, D.C. bureau and our foreign bureaus produce Knight Ridder/Tribune editorial material, which is also supplied by a number of other newspapers. The joint venture also includes the NewsCom e-commerce platform that licenses photos and other editorial material from more than 60 content providers to print, broadcast and other media organizations.

EMPLOYEES

We have approximately 18,000 full time equivalent employees (FTEs). Approximately 28% are represented by 67 local unions and work under multiyear collective bargaining agreements. Individual newspapers that have one or more collective bargaining agreements are in Akron, Detroit, Duluth, Fort Wayne, Grand Forks, Kansas City, Lexington, Monterey, Philadelphia, St. Paul, San Jose, State College, Superior and Wichita. These agreements are renegotiated in the years in which they expire. During 2005, there will be negotiations for new collective bargaining agreements in Grand Forks, Kansas City, Monterey, St. Paul, State College, Superior and Wichita, representing approximately 800 employees.

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

Newsprint. We consumed approximately 641,000 metric tons of newsprint in 2004, excluding Detroit. This expense represented 13.2% of our 2004 total operating expenses. A sustained increase in newsprint prices could adversely affect our profitability. Newsprint prices for the past five years have ranged from approximately $425 to $625 per metric ton. We anticipate a low double-digit increase in newsprint prices in 2005.

Debt. By balancing the mix of variable-versus fixed-rate borrowings, we manage the interest-rate risk of our debt. “Note 3. Debt” on pages 38 and 39 of this report includes information related to the contractual interest rates and fair value of the individual borrowings. At various times, we have entered into interest rate swap agreements to manage interest rate exposure in order to achieve a desired proportion of variable-rate versus fixed-rate debt. The fair value of the swaps at December 26, 2004 and December 28, 2003 was $34.2 million and $46.9 million, respectively. As of the end of fiscal 2004, approximately 60% of our borrowings were variable-rate. We do not trade or engage in hedging for speculative purposes and hedging activities are transacted only with highly rated financial institutions, reducing the exposure to credit risk.

A hypothetical 50 basis point increase in LIBOR would increase interest expense associated with variable-rate borrowings by approximately $5.3 million and $4.6 million in 2004 and 2005, respectively. The fair value of our fixed-rate debt and interest rate swaps is sensitive to changes in interest rates. A hypothetical 50 basis points increase in interest rates would decrease the fair value of the fixed-rate debt and interest rate swaps by $20.8 million in 2005. This change in fair value of debt obligations excludes commercial paper and other short-term variable-rate borrowings, as changes in interest rates would not significantly affect the fair market value of these instruments.

Senior management. Our ability to maintain our competitive position is dependent on the services of our senior management team. If we were unable to retain the existing senior management personnel, develop future senior management within our existing ranks or attract other qualified senior management personnel, our business would be adversely affected.

Employee benefits. Health insurance costs have increased significantly faster than inflation on an annual basis over the past few years. We also anticipate that in coming years, the cost of health care will continue to escalate, causing an increase to our expenses and employee contributions. In response to these trends, we have restructured and consolidated our health insurance plans.

Our pension and other retirement benefit costs have increased in recent years largely due to stock market and interest rate conditions. We will continue to reassess our benefits offering to remain competitive and manage our costs. Under our discussion of Critical Accounting Policies and Estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, we provide an estimate of the impact from a change in the discount rate used in the valuation of our pension plans.

Competition and customer consolidation. We are subject to aggressive competition in all areas of our business. Our newspapers compete for advertising and readers with other newspapers, broadcast, satellite and cable television, the Internet and other computer services, radio, magazines, suburban newspapers, free shoppers, billboards and direct mail. We could also be adversely affected by continued customer consolidation in the retail and national sectors, where we have experienced increased merger activity.

Circulation. The newspaper publishing industry was widely affected this past year by the enacted do-not-call rules and a series of circulation copy count restatements, which were isolated to certain other newspaper companies, but affected the credibility of our industry. Moreover, the newspaper publishing industry has experienced difficulty in recent years in sustaining circulation copy and revenue growth. A prolonged decline in circulation copies could have a material effect on the rate and volume of advertising revenue. We have implemented and strengthened various actions aimed at compliance with industrywide accepted practices in accounting and reporting of circulation copies and revenue. We have also established a companywide circulation and content task force to find solutions to reverse industry trends.

Self-insurance and deductibles on casualty insurance. We are self-insured for the majority of our health insurance costs, including claims filed and claims incurred but not reported. We also have deductibles of up to $1 million on various casualty insurance programs, which we have determined to be adequate for the type of risk. We estimate the liability under our health insurance and casualty programs on an actuarial undiscounted basis using individual case-based valuations and statistical analysis that are based upon judgment and historical experience. The final cost of many of these claims may not be known for several years, however. We rely on the advice of consulting actuaries and administrators in determining an adequate liability for self-insurance claims. At December 26, 2004 and December 28, 2003, self-insurance and casualty insurance accruals totaled $72.6 million and $73.2 million, respectively. In connection with our insurance program, letters of credit totaling $56.5 million are required to support certain projected workers’ compensation obligations. We continuously review the adequacy of our insurance coverage.

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

Item 2. Properties

We have newspaper facilities in 28 markets located in 17 states. These facilities vary in size from 39,300 square feet at State College, PA, to 1.8 million square feet in Philadelphia, PA. In total, they occupy about 11.0 million square feet. Approximately 2.3 million of the square feet are leased from others. All of the owned property is owned-in-fee. We own substantially all of our production equipment, although certain office equipment is leased. We also own land in Kansas City and Detroit, where new production plants are under construction.

In 2004, we listed for sale certain land adjacent to our facility in Miami. As a condition of the sale, the buyer agrees to provide parking and truck access sufficient to accommodate our operational needs. The sale of the land is expected to be completed in 2005.

The following table sets forth our principal properties by location:

	APPROXIMATE AREA IN SQUARE FEET
	OWNED	LEASED
Administration — San Jose, CA		43,506

Publishing, including printing plants,
distribution centers, business
and editorial offices, and warehouse
space located in:
Akron, OH	332,912	129,939
Charlotte, NC	465,240	151,755
Columbia, SC	245,000	34,875
Contra Costa, CA	362,388	69,260
Detroit, MI	1,296,594	506,132
Fort Worth, TX	841,613	62,691
Kansas City, MO	358,499	192,126
Lexington, KY	254,958	30,500
Miami, FL	811,877	342,488
Philadelphia, PA	1,501,011	324,449
San Jose, CA	410,000	161,670
St. Paul, MN	301,678	137,711
Washington, DC		26,671
Internet Operations — KRD — San Jose, CA	-	65,507

* Expiration of leases range from 2005 to 2051.

Our facilities are maintained in good condition and are suitable for current and foreseeable operations. During the three years ended December 26, 2004, we spent $260.5 million (excluding Detroit) for additions to property, plant and equipment.

Item 3. Legal Proceedings

Knight Ridder’s wholly-owned subsidiary, MediaStream, Inc. (“MediaStream”), was named as one of a number of defendants in two separate class action lawsuits that have been consolidated with one other similar lawsuit by the Judicial Panel on Multi-District Litigation under the caption “In re Literary Works in Electronic Databases Copyright Litigation,” M.D.L. Docket No. 1379 (the “Multi-District Litigation”). The two lawsuits originally filed against MediaStream in September 2000 were: The Authors Guild, Inc. et al. v. The Dialog Corporation et al., and Posner et al. v. Gale Group Inc. et al. These lawsuits were brought by or on behalf of free-lance authors who allege that the defendants have infringed plaintiffs’ copyrights by making plaintiffs’ works available on databases operated by the defendants. The plaintiffs are seeking to be certified as class representatives of all similarly situated free-lance authors. In the Multi-District Litigation, plaintiffs seek actual damages, statutory damages and injunctive relief, among other remedies.

The two lawsuits were initially stayed pending disposition by the U.S. Supreme Court of New York Times Company et al. v. Tasini et al., No. 00-21. On June 25, 2001, the Supreme Court ruled that the defendants in Tasini did not have a privilege under Section 201 of the Copyright Act to republish articles previously appearing in print publications absent the author’s separate permission for electronic republication. The judge has ordered the parties in the Multi-District Litigation to try to resolve the claims through mediation, which commenced November 2001, and the parties have agreed to a limited stay to respond to the complaint during such mediation, which may be terminated by the plaintiffs upon 30-days prior written notice. In September 2001, the plaintiffs submitted an amended complaint, which named Knight Ridder as an additional defendant and made reference to Knight Ridder Digital.

Settlement discussions that originally commenced during the mediation are continuing, and plaintiffs and defendants in the Multi-District Litigation are in the process of obtaining and exchanging signatures to a proposed settlement agreement. In the event that the foregoing parties are unable to finally settle this matter and the litigation resumes, Knight Ridder and MediaStream intend to contest liability and vigorously defend their positions in the litigation, including opposing class certification. In addition, MediaStream has indemnity agreements from various content providers supplying articles to MediaStream’s databases that could mitigate its potential exposure. If the settlement agreement is not finally concluded and the litigation resumes, there can be no assurance that we will prevail in the above legal proceedings and management cannot estimate the exposure if we do not prevail. In such case, a ruling against us in the proceedings described above may have a material adverse effect on our financial condition and results of operation. In addition to the matters described above, we are also involved in litigation and administrative proceedings, primarily libel and copyright infringement actions, bankruptcy proceedings involving the company’s advertisers, and environmental and other legal proceedings that have arisen in the ordinary course of business. In the opinion of management, except as set forth above, our liability, if any, under any other pending litigation or administrative proceedings, will not materially affect our consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of shareholders through the solicitation of proxies or otherwise during the fiscal quarter ended December 26, 2004.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol KRI. Our stock is also traded on exchanges in Philadelphia, Chicago, Boston, San Francisco, Los Angeles and Cincinnati and through the Intermarket Trading System. Options are traded on the Philadelphia Exchange.

COMMON STOCK MARKET PRICE AND DIVIDENDS

The average daily stock trading volume for the years 2004 and 2003 was 422,000 and 429,000 shares, respectively. The following table presents the high and low sales price of our common stock (as reported by the NYSE) and the cash dividends declared on our common stock by fiscal quarter for the two most recent fiscal years:

		2004			2003
			CASH			CASH
			DIVIDENDS			DIVIDENDS
	HIGH	LOW	DECLARED	HIGH	LOW	DECLARED
1st Quarter	$78.19	$71.96	$0.320	$67.72	$58.63	$0.27
2nd Quarter	80.00	71.96	0.320	71.06	58.50	0.27
3rd Quarter	73.49	62.24	0.345	70.45	65.86	0.32
4th Quarter	71.07	64.96	0.345	76.49	66.22	0.32

During the fiscal years ended 2004 and 2003, we paid $103.6 million and $94.9 million, respectively, in cash dividends. We expect to continue our policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial condition.

As of February 25, 2005, we had 75.5 million shares outstanding, net of treasury stock, which were held in all 50 states by 8,393 shareholders of record. The closing price of our common stock on February 25, 2005, was $65.79 as reported by the NYSE.

PURCHASES OF EQUITY SECURITIES

On July 27, 2004, the Board of Directors approved the repurchase of up to 6 million shares of our common stock. The following sets forth our common stock repurchases, both open market and private transactions, for the fourth quarter of 2004:

			TOTAL NUMBER OF	MAXIMUM
			SHARES PURCHASED	NUMBER OF SHARES
	TOTAL NUMBER		AS PART OF PUBLICLY	THAT MAY YET BE
	OF SHARES	AVERAGE PRICE	ANNOUNCED	PURCHASED UNDER
FISCAL PERIOD	PURCHASED	PAID PER SHARE	PROGRAM	THE PROGRAM
September 27 through October 31	68,000	$67.30	68,000	5,845,300
November 1 through November 28	76,000	69.46	76,000	5,769,300
November 29 through December 26(1)	861,923	66.20	856,000	4,913,300
Total	1,005,923		1,000,000

(1) In December 2004, we repurchased 738,000 shares of our common stock pursuant to a contract, which will settle within nine months from the purchase date. The estimated cost of repurchasing the shares was paid in advance. We pay based on the closing price as reported by the NYSE at the beginning of the contract and the difference between that price and the volume weighted-average price (VWAP) over the life of the contract is settled at the end of the contract period in cash or shares, at our option (limited to the number of shares multiplied by the change in share price). Had we settled as of December 26, 2004, we would have received $4.7 million, or 71,202 shares of our common stock.

Outside of the stock repurchase program, we acquired 5,923 shares of our common stock in 2004 with an aggregate cost of $397,848 and an average price of $67.17 per share as a result of certain stock options exercised. The difference between the aggregate market value of the options exercised and the exercise value of the options was recorded in additional capital. The difference in the aggregate market value of the repurchased shares and the exercise price of the options was recorded in treasury stock in the accompanying Consolidated Balance Sheet.

COMMON STOCK GRANTS

During the fiscal years ended 2004, 2003 and 2002, we issued 4,739 shares, 5,429 shares and 4,666 shares, respectively, of our common stock to our nonemployee directors pursuant to an annual retainer fee payable half in common stock and half in cash or common stock, at a director’s election.

For information regarding our equity compensation plans, please refer to Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, and Note 6, Capital Stock in our consolidated financial statements, included in this report.

Item 6. Selected Financial Data

5–YEAR FINANCIAL HIGHLIGHTS

The following information was compiled from our audited consolidated financial statements. The accompanying consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 26, 2004 should be read to obtain a better understanding of this information. Amounts are in thousands, except per share data, ratios and 5-year compounded annual growth rate (1999 — 2004 CAGR).

	5-year	Dec. 26
SUMMARY OF OPERATIONS	CAGR (%)	2004
Operating Revenue
Advertising	0.0%	$2,351,028
Circulation	0.7	543,933
Other	(5.1)	119,188
Total Operating Revenue	(0.1)	3,014,149
Operating Costs
Labor and employee benefits	0.9	1,207,376
Newsprint, ink and supplements	(1.9)	396,075
Other operating costs	2.5	724,773
Depreciation and amortization(6)	(11.3)	100,685
Total Operating Costs	0.1	2,428,909
Operating Income	(1.2)	585,240
Interest expense, net	(10.9)	(54,596)
Other, net	(7.8)	(29,350)
Income taxes	(5.2)	(175,051)
Income before cumulative effect of change in accounting
principle of unconsolidated company	(0.8)	326,243
Cumulative effect of change in accounting principle of unconsolidated company, net of taxes(7)
Net Income	(0.8)	$326,243
Operating income margin(8)		19.4%
SHARE DATA
Basic weighted-average number of shares		77,910
Diluted weighted-average number of shares		78,950
Earnings per share
Basic: Income before cumulative effect of change in accounting principle of unconsolidated company	0.6	$4.19
Cumulative effect of change in accounting principle of unconsolidated company(7)
Net income	0.6	4.19
Diluted: Income before cumulative effect of change in accounting principle of unconsolidated company	3.4	4.13
Cumulative effect of change in accounting principle of unconsolidated company(7)
Net income	3.4	4.13
Dividends declared per common share	8.4	1.33
Common stock price: High		78.48
Low		62.18
Close		66.29
Price/earnings ratio(9)		16.1
OTHER FINANCIAL DATA
Number of shares repurchased		4,287
Cost		$305,636
Payment of cash dividends		$103,617
At year end
Total assets		$4,222,278
Total debt		1,497,907
Shareholders’ equity		1,447,156
Return on average shareholders’ equity(10)		22.2%
Total debt/total capital ratio		50.9%

Dec. 28	Dec. 29	Dec. 30	Dec. 31
2003(1)	2002(2)	2001(3)	2000(4)(5)

$2,280,322	$2,255,883	$2,290,335	$2,547,496
559,234	572,973	594,726	605,074
106,435	97,979	97,565	140,415
2,945,991	2,926,835	2,982,626	3,292,985

1,176,627	1,124,484	1,177,554	1,220,221
383,099	353,331	440,782	460,463
706,217	718,963	717,962	755,932
112,441	124,695	184,573	187,597
2,378,384	2,321,473	2,520,871	2,624,213
567,607	605,362	461,755	668,772
(70,794)	(74,969)	(100,833)	(116,652)
(33,799)	(81,723)	(53,523)	(26,830)
(166,943)	(166,943)	(122,575)	(210,927)

296,071	281,727	184,824	314,363

	(24,279)
$296,071	$257,448	$184,824	$314,363
19.3%	20.7%	15.5%	20.3%

80,401	83,066	76,074	75,370
81,477	84,726	85,694	89,105

$3.68	$3.39	$2.33	$4.02

	(0.29)
3.68	3.10	2.33	4.02

3.63	3.33	2.16	3.53

	(0.29)
3.63	3.04	2.16	3.53
1.18	1.02	1.00	0.92
76.49	70.20	65.17	59.81
58.50	51.35	52.02	44.13
76.09	61.77	65.17	56.88
21.0	20.3	30.2	16.1

4,322	4,034	2,994	9,049
$289,194	$257,101	$171,795	$464,835
$94,937	$84,832	$84,198	$81,002

$4,190,026	$4,164,658	$4,213,376	$4,243,526
1,453,560	1,502,105	1,623,587	1,672,272
1,489,245	1,461,479	1,560,288	1,541,470
20.1%	18.6%	11.9%	18.9%
49.4%	50.7%	51.0%	52.0%

Notes to Selected Financial Data

Certain amounts presented as retail revenue in prior years have been reclassified as national revenue to conform to the 2004 presentation. We made this change in the second quarter of 2004 to make our reporting consistent with peer newspaper companies. Additionally, certain amounts presented in the 2003 Consolidated Balance Sheet have been reclassified to conform to the 2004 presentation, specifically related to the Annual Incentive Deferral Plan and to Pension assets and Employee benefits.

(1)	In 2003, we wrote-off $1.6 million representing the remaining balance of our cost basis Internet-related investments, as an other-than-temporary decline.
(2)	In 2002, we recorded pre-tax charges totaling $25.5 million related to our investment in CareerBuilder. The charges were for the relocation of offices and abandonment of certain assets ($7.5 million) and $18.0 million for the conversion of CareerBuilder from a corporation into a limited liability company. We sold our stock in MatchNet plc, and recorded a pre-tax loss of $4.3 million. Additionally, we recorded other-than-temporary declines in a number of other cost basis Internet-related investments of $3.1 million pre-tax.
(3)	In 2001, we had a $78.5 million pre-tax restructuring charge relating to a work force reduction program. Also in this year, we sold our holdings in InfoSpace, Inc., AT&T, Webvan Group, Inc. and other smaller Internet-related investments at a pre-tax loss of $11.9 million. We recorded other-than-temporary declines in a number of other cost basis Internet-related investments of $16.1 million pre-tax.
(4)	We report on a fiscal year ending on the last Sunday in the calendar year. Results for each of the fiscal years presented are for 52 weeks, except for the year ended 2000, which includes 53 weeks.
(5)	Beginning in 2000, certain newspaper delivery costs, which were previously reported as contra-revenue, were reclassified to other operating costs consistent with the provisions of EITF 99-19. Accordingly, the 5-year compound annual growth rate for circulation revenue, calculated from 1999 as the base year, is not meaningful as the 1999 amount is not comparable to the 2000 through 2004 amounts.
(6)	Beginning in 2002, we discontinued the amortization of goodwill and indefinite-lived intangible assets under the provisions of Statement of Financial Accounting Standard (SFAS) 142.
(7)	The cumulative effect of change in accounting principle in 2002 relates to the implementation of SFAS 142 — Goodwill and Other Intangible Assets by our equity method investee, CareerBuilder.
(8)	Operating income margin is defined as Operating Income divided by Total Operating Revenue.
(9)	Price/earnings ratio is computed by dividing the closing market price as reported by the NYSE by diluted earnings per share.
(10)	Return on average shareholders’ equity is computed by dividing net income before the cumulative effect of change in accounting principle in 2002. Average shareholders’ equity is the average of shareholders’ equity on the first day and the last day of the fiscal year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 6. Selected Financial Data, and with the consolidated financial statements that appear elsewhere in this Form 10-K.

Certain amounts presented as retail revenue in prior years have been reclassified as national revenue to conform to the 2004 presentation. We made this change in the second quarter of 2004 to make our reporting consistent with peer newspaper companies. Additionally, certain amounts presented in the 2003 Consolidated Balance Sheet have been reclassified to conform to the 2004 presentation, specifically related to the Annual Incentive Deferral Plan and to Pension assets and Employee benefits.

GLOSSARY OF TERMS

The following defined terms are used in our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Classified Locally placed advertisements listed together and organized by category, such as real estate sales, employment opportunities or automobile sales, and display-type advertisements in these same categories.

Content Syndication Revenue generated from the distribution of news and other content by third-party providers.

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

Single Copy Circulation Newspapers sold by street vendors, in news racks or at stores and other businesses.

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

Unique Visitors Number of persons who visited a Web site or network of sites at least once in the month. Visitors to multiple Web sites in a network in a given month are counted only once as a unique visitor for that network. In separate individual Web site totals, they are counted once as a unique visitor for each site visited.

Upsell Incremental advertising sold in conjunction with another product, such as primarily newspaper ads republished on the Web for an additional charge. An example of an upsell is a recruitment newspaper ad that is packaged with an online job posting.

Verticals All the advertising in print and online in a category (for example, recruitment, automotive or real estate). A variety of advertising products are offered within each vertical, including print classified listings and upsells to enhanced services, such as expanded information online, résumé databases or job fairs.

Web Width The width of the rolls of newsprint used on a printing press, which affects newsprint consumption.

Zoning Defining newspaper delivery areas in a way that allows customers to purchase advertising to be distributed only within a specified geographic area; zoned ads cost less than full-run advertising and are particularly attractive to businesses that draw their customers from specific neighborhoods. See “Part-Run.”

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

We have identified the following accounting policies as critical to our business operations and the understanding of our results of operations. Refer to the Notes to the Consolidated Financial Statements included in Part IV, Item 15 of this Form 10-K, for a detailed description of our accounting policies.

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

Barter Transactions. We enter into barter transactions with other businesses and we exchange our advertising and circulation for advertising products and distribution rights for our newspapers. We also donate space to nonprofit organizations as part of our community outreach commitment. The barter transactions, typically with terms of one year or less, are valued at fair market value based on our advertising rates for the particular type of advertisement.

At December 26, 2004, we had approximately $9.5 million of future media advertisement, products and services arising from bartered transactions in net accounts receivable, which will be charged to expense as they are used. We also have as of year end $20.6 million in deferred advertising and circulation revenue arising from bartered transactions, which will be recorded as revenue when the advertisements are published and/or the copies are delivered, respectively. During the fiscal years ended 2004, 2003 and 2002, we recognized $15.1 million, $8.9 million and $6.2 million, respectively, in bartered advertising and circulation revenue.

We periodically assess the recoverability of our barter credits and receivables. Factors considered in evaluating recoverability include management’s plans with respect to advertising, circulation and other expenditures for which barter credits and receivables can be used. Any impairment losses are charged to operations, as they are determined.

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

Goodwill and Other Identified Intangible Asset Impairment. Goodwill and other identified intangible assets arising from our acquisitions are subjected to periodic review for impairment. SFAS No. 142 requires an annual evaluation at the reporting unit level of the fair value of goodwill and compares the calculated fair value of the reporting unit to its book value to determine whether an impairment has occurred. Impairment is the condition that exists when the carrying amount of goodwill or other identified intangible asset exceeds its implied fair value. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill and intangibles balances. If the remaining book value assigned to goodwill and other intangible assets acquired in an acquisition is higher than the amounts we currently would expect to realize based on updated financial and cash flow projections from the reporting unit, we would write down these assets. We also record our share of impairment charges recorded by our equity method investees. No impairment charges have been recorded to date relating to goodwill and other identified intangibles, except for an impairment recorded in 2002 for CareerBuilder, one of our equity method investee.

Pension and postretirement benefits. We have significant pension and postretirement benefit costs and credits that are developed from actuarial valuations. These valuation assumptions include health care cost trend rates, salary growth, long-term return on plan assets, discount rates and other factors. Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. The salary growth assumptions reflect our long-term actual experience and future and near-term outlook. Long-term return on plan assets is determined based on historical results of the portfolio and management’s expectation of the current economic environment. The discount rate assumption is based on current investment yields on AA-rated corporate long-term bond yields. Actual results that differ from these assumptions are accumulated and amortized over the future life of the plan participants. For an explanation of these assumptions, see “Note 10. Pension and Other Postretirement Benefit Plans” on pages 45 through 48. While we believe that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect the pension and other postretirement benefits costs and obligations.

Self-insurance and deductibles on casualty insurance. We are self-insured for the majority of our health insurance costs, including claims filed and claims incurred but not reported. We also have deductibles of up to $1 million on various casualty insurance programs, which we have determined to be adequate for the type of risk. We estimate the liability under our health insurance and casualty programs on an actuarial undiscounted basis using individual case-based valuations and statistical analysis and are based upon judgment and historical experience; however, the final cost of many of these claims may not be known for several years. We also rely on the advice of consulting actuaries and administrators in determining an adequate liability for self-insurance claims. At December 26, 2004 and December 28, 2003, self-insurance and casualty insurance accruals totaled $72.6 million and $73.2 million, respectively. In connection with our insurance program, letters of credit totaling $56.5 million are required to support certain projected workers’ compensation obligations. We continuously review the adequacy of our insurance coverage.

Income taxes. Income taxes are accounted for in accordance with SFAS 109 — “Accounting for Income Taxes,” which requires the liability method of accounting for income taxes whereby deferred income taxes are recorded for the future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities are determined using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Deferred tax assets and liabilities are revalued to reflect new tax rates in the period changes are effective.

We file a federal consolidated income tax return and state consolidated, combined or separate income tax returns depending upon state requirements. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. We maintain a liability to cover the cost of additional tax exposures on the filing of federal and state income tax returns. Adjustments arise from a variety of factors, including different interpretation of statutes and regulations.

Legal. We are involved in certain claims and litigation related to our operations, including ordinary routine litigation incidental to our business. See “Note 13. Commitments and Contingencies” on pages 49 through 51 for further information. Our management reviews and determines which liabilities, if any, arising from these claims and litigation could have a material adverse effect on our consolidated financial position, liquidity, results of operations or properties. Management assesses the likelihood of any adverse judgments or outcomes as well as potential ranges of probable losses. Determination of the amount of reserves required for these contingencies is made after analysis and discussion with legal counsel.

Commitments and contingencies. We have ongoing purchase commitments with SP Newsprint and Ponderay, our two newsprint mill investments. These future commitments are for the purchase of a minimum of $37.9 million and $15.8 million of newsprint in 2005 with SP Newsprint and Ponderay, respectively, at current market prices. We also have a sales commitment with Detroit Newspapers to supply 50% of their newsprint requirements, which in 2005 will be approximately $24.8 million. We have the resources necessary to fulfill these commitments in 2005.

BUSINESS SUMMARY

We report two operating business segments: Newspaper and Online. The Newspaper segment represented 96.2% of total operating revenue. Advertising revenue within this segment represented 74.5% of total operating revenue. Retail, Classified and National advertising revenue represented 46.3%, 36.9% and 16.8%, respectively, of total advertising revenue. Circulation revenue comprised 18.0% of total operating revenue. For further information, please refer to “Note 5. Business Segments” under the Consolidated Financial Statements contained in this report.

Advertising revenue is primarily determined by the linage, rate and mix of advertisement. The advertising rate depends largely on our market reach, primarily through circulation, and competitive factors. Circulation revenue is based on the number of copies sold and the subscription rate charged to customers.

Our overall circulation makes us the second largest newspaper company in the United States. We operate in several large metropolitan areas, and ours are the leading newspapers in most of the locations we serve.

To expand our core revenue sources we launched a Revenue Task Force in 2003 to identify new sources of revenue. We have been implementing those initiatives that we believe best fit our strategy and have the highest return. We focused on the following areas: national, automotive and help wanted, sales force staffing, paid content, niche publications, retail majors and ROP zoning. We also established a national marketing group in response to the rapidly evolving retail and national environments. Together, these initiatives added over $55 million of advertising revenue in 2004.

From 2001 through 2003, our larger markets were particularly hard hit in the classified employment category, the result of the nationwide downturn in hiring. In 2004, classified employment revenue was up 12.5%. The major increases compared to 2003 were in Contra Costa 23.1%, St. Paul 20.8%, San Jose 17.5%, Miami 13.5% and Fort Worth 13.4%.

Our Retail category increased 1.2% compared to last year. Department store advertising was soft. Traditional department stores, like Macy’s and Dillard’s face strong competition from large department stores and they are working hard to realign and redefine their business strategies.

National advertising increased 2.9% compared to the prior year. The largest increase was in telecommunications, up 2.9% for the year. Telecommunications was up 20.4% in 2003 and its only real strength was a 7.4% increase in the fourth quarter of 2004. National auto, the second largest segment, was up slightly. Entertainment, computers, airlines and travel were soft. Pharmaceuticals, a relatively small segment, was up 90.2%.

During 2005, we expect advertising revenue to grow in the mid single digits, with half of this increase coming from core business and the other half from new initiatives. We expect national and classified revenue to be somewhat stronger than retail revenue. Retail revenue is generally healthy, with the exception of department stores. National revenue continues to be solid. Classified revenue assumes some rebound in auto revenue and sustained strength in employment and real estate revenue.

In recent years, many newspapers nationwide have experienced declines in circulation copies. Increased competition, particularly from the Internet, has caused the decline in copies. We have increased discounting as a primary tactic to grow circulation, which caused our revenue to decline. Nevertheless, growing both circulation copies and growing revenue remains a challenge to our industry and us.

Our plans for the coming year include telemarketing and selective discounting, along with increased use of crew sales, kiosks, single-copy insert coupons and direct mail promotions. Telemarketing rules adopted by the Federal Trade Commission and Federal Communications Commission, including the National Do-Not-Call Registry and regulations, have had an impact on our ability to source subscriptions through telemarketing, but we have expanded our use of other sources of new subscribers to offset much of that impact. There are two favorable factors: (a) not everyone elected to be included on the register, and (b) our newspapers will still be able to contact persons with whom they have an established business relationship or from whom they obtained express consent. In response to the economic downturn, newspapers have focused attention on cost reduction. In 2001, we implemented a work force reduction program. In 2002, we launched an Operations Task Force to identify savings that could be applied companywide. The Task Force teams investigated opportunities for cost reductions throughout the company in content, production, technology, people, administration, vendor management, smaller papers and circulation. We began implementing their recommendations in 2003. To date, we have realized incremental savings of more than $100 million.

In 2004, overall operating costs were up 2.1%, due to a 3.4% rise in newsprint, ink and supplement costs and a 2.6% increase in labor and employee benefits. FTEs were down 1.2% in 2004, following declines of 5.6% and 1.8% in 2002 and 2003, respectively. For the coming year, we anticipate increases in newsprint and benefits (primarily pension and postretirement benefits) in the low double digits. During 2005, we expect health care costs to be up and we anticipate an increase in pension costs due to a lower discount rate. FTEs should be down about 1%, despite additions for various Revenue Task Force initiatives. During 2005, we expect the price of newsprint to rise in the low double digits, but we expect the newsprint, ink and supplements line will increase only in the high single digits due to decreases in consumption and lower increases in ink and supplements.

Our online segment performed very well in 2004. Revenue of $114.6 million was up 43.7% and operating income of $36.0 million was up 136.7% from 2003. KRD unique visitors averaged 9.9 million per month, up 23.6%. The strong results reflect increases in all of KRD’s revenue streams. KRD management is focused on growing revenue, expanding product offerings, managing costs and increasing unique visitors. The team is also focused on maximizing the benefit of the recent AOL and MSN traffic agreements with CareerBuilder. We project a solid trajectory of growth for online in 2005.

We have entered into interest rate swap agreements to adjust the mix of fixed and floating rate debt. Our weighted-average cost of debt, including the benefit of swaps, was 4.3% at the end of fiscal 2004. Our debt balance increased by $44.3 million from $1.454 billion in 2003 to $1.498 billion in 2004.

Losses from investees decreased over the past year and we expect further improvement in 2005 as the price per ton of newsprint is projected to increase, benefiting our newsprint mill investees.

Our effective tax rate was lower in 2004 than in 2003, mainly due to the favorable resolution of tax matters from prior years. We anticipate our effective tax rate to be in the 36% to 37% range in 2005.

Our shares outstanding decreased in 2004, the result of our continued commitment to allocate free cash flow to share repurchases.

Our businesses continue to provide sufficient cash for our operations and capital expenditures. Moreover, we intend to use future cash flow for the payment of dividends and repurchase of shares, as well as strategic acquisitions.

CONSOLIDATED RESULTS OF OPERATIONS: FOR THE FISCAL YEARS ENDED DECEMBER 26, 2004, DECEMBER 28, 2003 AND DECEMBER 29, 2002:

Our fiscal year ends on the last Sunday of the calendar year. The following table sets forth the consolidated results of operations for the 52-week periods ended December 26, 2004, December 28, 2003 and December 29, 2002 (in thousands, except per share data):

				% CHANGE
	2004	2003	2002	04-03	03-02
Operating revenue	$3,014,149	$2,945,991	$2,926,835	2.3	0.7
Operating income	585,240	567,607	605,362	3.1	(6.2)
Net income before cumulative effect of change in
accounting principle of unconsolidated company	326,243	296,071	281,727	10.2	5.1
Cumulative effect of change in accounting principle
of unconsolidated company	-	-	(24,279)	*	*
Net income	$326,243	$296,071	$257,448	10.2	15.0
Diluted earnings per share before cumulative effect of
change in accounting principle of unconsolidated
company	$4.13	$3.63	$3.33	13.8	9.0
Cumulative effect of change in accounting principle
of unconsolidated company	-	-	(0.29)	*	*
Diluted earnings per share	$4.13	$3.63	$3.04	13.8	19.4

* Percent not meaningful

Diluted earnings per share for 2002 included charges of $0.29 per share for the cumulative effect of change in accounting principle of Career Holdings, an equity method investee, related to its adoption of SFAS 142.

In 2004, we earned $4.13 per diluted share, up 13.8% from the $3.63 per diluted share earning in 2003. Included in this year’s earnings per share was $0.26 from the favorable resolution of tax matters from prior years, including interest. Net income for the year was $326.2 million, up 10.2% from the previous year. Overall operating costs in 2004 rose just 2.1%, with FTEs down 1.2% for the year. The price per ton of newsprint was up 5.0% over the previous year, less than anticipated and reflecting our implementation of lighter-weight newsprint across most of our newspapers. In addition, we benefited from reduced interest expense and lower weighted average shares outstanding.

NEWSPAPER DIVISION

Operating Revenue. The following table summarizes the results of the Newspaper Division for the fiscal years ended December 26, 2004, December 28, 2003 and December 29, 2002 (in thousands):

				% CHANGE
	2004	2003	2002	04-03	03-02
Operating revenue
Advertising
Retail	$1,076,284	$1,066,227	$1,083,027	0.9	(1.6)
National	384,846	375,927	325,252	2.4	15.6
Classified	785,350	766,713	798,849	2.4	(4.0)
Total	2,246,480	2,208,867	2,207,128	1.7	0.1
Circulation	543,933	559,234	572,973	(2.7)	(2.4)
Other	109,146	98,153	91,431	11.2	7.4
Total operating revenue	$2,899,559	$2,866,254	$2,871,532	1.2	(0.2)

Average circulation
Daily	3,737	3,771	3,802	(0.9)	(0.8)
Sunday	5,097	5,142	5,148	(0.9)	(0.1)

Advertising linage (full-run)
Retail	14,166	14,527	15,883	(2.5)	(8.5)
National	3,374	3,255	2,508	3.6	29.8
Classified	18,557	18,317	18,192	1.3	0.7
Total	36,097	36,099	36,583	0.0	(1.3)

Total advertising revenue for 2004 was 1.7% higher than for 2003. All advertising revenue categories increased: a 2.4% increase in classified revenue, a 0.9% increase in retail revenue and a 2.4% increase in national revenue. Total advertising revenue for 2003 was 0.1% higher than for 2002. A 15.6% increase in national revenue in 2003 compared to 2002 was offset by a 4.0% decline in classified revenue and a 1.6% decline in retail revenue.

Retail revenue increased 0.9% from 2003 to 2004 due to an 8.3% increase in part-run retail revenue and a 2.1% increase in preprint revenue, partially offset by a 2.5% decrease in full-run linage. Specialized publications revenue, up 7.3%, and alternative distribution revenue, up 4.5%, also contributed to the increase in retail revenue. Contra Costa, Charlotte, Kansas City, Philadelphia and Fort Worth were responsible for most of the increase, up 5.5%, 4.4%, 2.9%, 1.6% and 1.1%, respectively. Compared with 2002, retail advertising revenue in 2003 decreased 1.6% due to an 8.0% full-run retail revenue decrease, a 5.3% decrease in part-run retail revenue and a 30.9% decrease in database marketing revenue, partially offset by a 10.1% increase in preprint revenue. Philadelphia, Contra Costa and San Jose were responsible for most of the decrease, down 11.5%, 3.7% and 1.6%, respectively.

National revenue increased primarily in Akron, Charlotte, St. Paul, Fort Worth and Miami in 2004 compared to 2003, up 6.7%, 6.5%, 5.3%, 5.2% and 3.9%, respectively. An 18.4% increase in preprint revenue and a 24.5% increase in part-run ROP linage drove the 2004 increase over 2003. The increase in national was due to telecommunication, travel, health, automotive, entertainment and financial. National advertising revenue increased 15.6% in 2003 from 2002 due to a 26.0% increase in preprint revenue and a 349.4% increase in database marketing revenue. Akron, Contra Costa, Philadelphia, San Jose and Charlotte had the largest increases, up 50.1%, 43.9%, 30.3%, 23.1% and 11.0%, respectively.

Classified revenue increased 2.4% in 2004 compared to 2003. Increases in classified real estate and employment drove the overall increase in classified revenue, up 6.6% and 5.4%, respectively, partially offset by classified auto, down 4.8%. St. Paul, Miami, Contra Costa, Philadelphia and Akron were responsible for most of the increase in classified real estate, up 33.2%, 15.9%, 14.9%, 14.1% and 13.1%, respectively. Contra Costa, St. Paul, San Jose, Miami, Fort Worth and Charlotte were responsible for most of the increase in classified employment, up 23.1%, 20.8%, 17.5%, 13.5%, 13.4% and 12.1%, respectively. Classified other revenue also drove the increase in classified revenue, increasing 5.6%, with Miami up 7.6%, Fort Worth up 6.8%, Kansas City up 5.1%, Philadelphia up 4.3% and Akron up 3.8%.

Classified advertising revenue decreased 4.0% in 2003 from 2002 due to a full-run ROP classified revenue decrease of 6.4%, driven by declines in the recruitment category. San Jose, Contra Costa, Philadelphia, St. Paul and Kansas City were responsible for most of the decrease in classified employment, down 33.1%, 24.0%, 19.2%, 17.2% and 16.2%. Declines in classified auto in our largest markets were responsible for most of the decrease, with Charlotte down 7.4%, Fort Worth down 3.3% and Akron down 2.8%.

Circulation revenue declined by 2.7% in 2004 compared with 2003 largely due to a 1.9% reduction in the average subscription rate resulting from increased discounts. Including Detroit and Fort Wayne, circulation copies decreased 0.9% for both daily and Sunday. The increase in Kansas City, St. Paul, Fort Worth, Akron and Contra Costa were more than offset by decreases in Philadelphia and San Jose for daily circulation, while increases in St. Paul, Miami, Fort Worth and Akron were more than offset by decreases in San Jose and Philadelphia for Sunday circulation. Circulation revenue decreased 2.4% in 2003 from 2002 due to a 3.3% reduction in the average subscription rate resulting from increased discounts on subscription rates. Circulation copies were down 0.8% daily and down 0.1% Sunday. Increases in St. Paul, Fort Worth, Kansas City, Miami and Akron were more than offset by decreases in Philadelphia and Charlotte for daily circulation. Increases in Fort Worth, Contra Costa, St. Paul and Kansas City were offset by decreases in Charlotte for Sunday circulation.

From 2003 to 2004, other revenue increased by 11.2% as a result of increases in augmentation, alternate distribution revenue, earnings from Detroit, newsprint waste and photo reprint revenue. Other revenue increased 7.4% in 2003 from 2002 due to an increase in augmentation, alternate distribution, commercial print and newsprint waste revenue.

Operating Costs. The following table summarizes operating costs for the periods ended December 26, 2004, December 28, 2003 and December 29, 2002 (in thousands):

				% CHANGE
	2004	2003	2002	04-03	03-02
Operating costs
Labor and employee benefits	$1,152,749	$1,128,814	$1,076,976	2.1	4.8
Newsprint, ink and supplements	406,641	393,747	375,776	3.3	4.8
Other operating costs	651,841	648,167	654,602	0.6	(1.0)
Depreciation and amortization	92,658	103,595	113,941	(10.6)	(9.1)
Total operating costs	$2,303,889	$2,274,323	$2,221,295	1.3	2.4

Labor and employee benefits increased 2.1% in 2004 compared with 2003. A 2.3% increase in the average wage rate per employee was partially offset by a 1.7% reduction in FTEs. In addition, employee benefits increased by 1.4%. Pension costs increased by 18.2% ($10.7 million) and health insurance expenses decreased by 10.1% ($11.0 million). The increase in pension cost was due to a lower discount rate and a decline in the market value of pension plan assets.

Labor and employee benefits increased 4.8% in 2003 compared with 2002. A 1.1% increase in the average wage rate per employee was partially offset by a 1.8% reduction in FTEs. In addition, employee benefits increased by 19.6% due to a $15.4 million favorable adjustment in 2002 to postretirement benefit expenses in Philadelphia related to a structural change in the Guild’s severance plan. Within employee benefits, pension costs increased by 21.9% ($10.6 million) and health insurance expenses increased by 13.3% ($12.8 million). The increase in pension cost was due to declines in market value of pension plan assets.

Newsprint, ink and supplements expense increased 3.3% in 2004 compared with 2003. This increase was driven largely by a 4.9% increase in the average cost per ton of newsprint. The increase in 2003 from 2002 resulted from a 5.4% increase in the average cost per ton of newsprint and a 1.5% increase in ink expense.

Other operating costs increased 0.6% in 2004 when compared with 2003, due to tight cost controls in all areas. Other operating costs decreased by 1.0% in 2003 from 2002.

Depreciation and amortization expense decreased 10.6% in 2004 compared with 2003 due to lower levels of capital spending in recent years. Depreciation and amortization expense decreased 9.1% in 2003 compared to 2002.

ONLINE DIVISION

Operating Revenue and Costs. The following table summarizes operating revenue and costs for the periods ended December 26, 2004, December 28, 2003 and December 29, 2002 (in thousands):

				% CHANGE
	2004	2003	2002	04-03	03-02
Operating revenue
Advertising
Retail	$11,400	$8,664	$4,756	31.6	82.1
National	9,319	7,068	4,706	31.8	50.2
Classified	83,829	55,723	39,293	50.4	41.8
Total	104,548	71,455	48,755	46.3	46.6
Other	10,042	8,282	6,548	21.3	26.5
Total operating revenue	114,590	79,737	55,303	43.7	44.2

Operating costs
Labor and employee benefits	30,211	26,363	27,087	14.6	(2.7)
Other operating costs	45,027	34,483	31,935	30.6	8.0
Depreciation and amortization	3,345	3,677	5,154	(9.0)	(28.7)
Total operating costs	78,583	64,523	64,176	21.8	0.5
Operating income (loss)	$36,007	$15,214	$(8,873)	136.7	*

Average monthly unique visitors	9,908	8,016	6,738	23.6	19.0

* Percent not meaningful

Revenue for the Online Division was up 43.7% in 2004 compared with 2003, driven largely by increases in recruitment and upsell revenue categories. Revenue in 2003 compared with 2002 was up 44.2%, driven by increases all upsell revenue categories, resulting from the implementation of a new upsell strategy and launching of retail upsell packages. Reach for KRD properties, defined as the percentage of all online users in the nation who used any of KRD’s Web sites, increased from 5.5% in 2002 to 5.9% in 2003 and to 6.6% in 2004. Average monthly unique visitors increased from 6.7 million in 2002 to 8.0 million in 2003 and to 9.9 million in 2004. Our audience grew by 29% in our top markets in 2004 and by 9% in all of our other markets compared with 2003. The growth resulted from enhancements to our local Web sites, making them more user-friendly to our advertisers and readers. Highly valuable and frequently updated content increased visibility of our sites in Web search engines. Strategies that combined print with online ads drew people to classifieds and other areas of our sites.

The cost of labor and employee benefits increased by 14.6% in 2004 compared with 2003, driven largely by a 12.8% increase in FTEs. Labor and employee benefits expenses declined 2.7% in 2003 from 2002 due to a 5.8% reduction in FTEs. Other operating costs increased 30.6% in 2004 compared with 2003 as a result of fees for sales, other professional fees, and technology consultants. In 2003 other operating costs increased from 2002 due to fees for sales, technology consultants and other professional fees. The decrease in depreciation and amortization expense in 2004 was due to write-offs of assets in 2003. Depreciation and amortization expense decreased in 2003 from 2002 due to write-offs of certain assets, including a significant amount of outdated software, in the second half of 2002.

CORPORATE EXPENSES AND OTHER NON-OPERATING ITEMS

Interest expense decreased $16.2 million, or 22.9%, in 2004 compared with 2003 and by $4.2 million, or 5.6%, in 2003 from 2002. The decrease in each year was due primarily to lower weighted-average interest rates and a decline in the average debt balance in 2003 compared to 2002. During 2003 interest rates were at historically low levels and it is anticipated that as the U.S. economy improves, interest rates will increase, resulting in higher interest expense in the future. Capitalized interest expense, which reduced net interest expense for 2004, increased by $2.7 million in 2004 over 2003 due largely to the construction of our new Kansas City production plant.

For the year 2004, losses from equity investments decreased slightly to $23.9 million from $24.1 million in 2003. Income from newsprint mill investments, due to the increase in the cost per ton of newsprint, was offset by increased losses from our investment in the Seattle Times and CareerBuilder.

For the year 2003, losses from equity investments declined to $24.1 million from $62.3 million in 2002. The improved results in 2003 were attributable to an $8.3 million reduction in losses from our newsprint mill investments due to the increase in the cost per ton of newsprint that began in the latter part of 2003. In addition, our loss from our equity investment in CareerBuilder declined by $27.5 million as one-time charges, described below for 2002, did not recur in 2003. The Seattle Times also added to the losses from equity investments in 2003, offset somewhat by income from Classified Ventures and Knight Ridder/Tribune Information Services.

One-time charges in 2002 related to our investment in CareerBuilder LLC were: (a) a $7.5 million charge in the first quarter for severance expense and other costs resulting from the relocation of offices and abandonment of certain assets, and (b) an $18 million charge ($0.13 per share after tax) associated with the conversion of CareerBuilder from a corporation into a limited liability company. The conversion resulted in a taxable gain to CareerBuilder to the extent the fair value of its assets was greater than the tax basis on the date of the conversion. There was no gain recognized for financial accounting purposes upon this conversion. Accordingly, CareerBuilder recorded a tax expense and paid taxes of approximately $36.0 million. We recorded our 50% share of this expense as part of the loss from equity investments.

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

ACQUISITIONS AND DISPOSITIONS

In November 2001, CareerBuilder acquired Headhunter.net, an online recruitment and career development business, for $9.25 per share in cash, or approximately $217 million. The acquisition was funded by capital contributions from both Knight Ridder and Tribune. Our share was $108.5 million. On October 2, 2002, we and Tribune each sold one-third of our respective interest in CareerBuilder to Gannett for $98.2 million. Our share of the proceeds was approximately $49 million. The sale price was equal to our carrying value and no gain or loss was recorded on the sale. We currently own a 33.3% interest in CareerBuilder, through KRD.

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

On March 3, 2003, we sold our one-third share of InfiNet Company to Gannett for approximately $4.5 million, and recorded a $1.0 million pre-tax gain on the sale.

On May 5, 2003, we amended our agreement with the Journal Gazette Company to extend our joint operating agreement in Fort Wayne, IN, to the year 2050. Under the amended terms, we increased our partnership interest from 55% to 75%. The joint operating agreement governs the partnership and operation of Fort Wayne Newspapers, the agency that handles advertising sales, printing, distribution and administration of the two daily newspapers. The transaction resulted in a $42 million increase in our goodwill balance on the Consolidated Balance Sheet.

During 2004, we made $43.7 million in acquisitions consisting of the following:

In February 2004, we completed the acquisition of Alliance Newspapers. Alliance is a group of seven weekly newspapers and one monthly newspaper serving the area north of Fort Worth in Denton and Northeast Tarrant Counties. Alliance offers total market coverage with circulation of approximately 25,000.

In April 2004, Broad Street Community Newspapers (BSCN) acquired certain assets of the News Star and Publiset. The Star products will help grow BSCN’s community newspapers in the Philadelphia metro area.

In May 2004, Knight Ridder, Gannett and Tribune each acquired a one-third interest in CrossMedia Services, Inc., a provider of Web-based marketing solutions for national and local retailers. We also acquired the assets of four community newspapers and three shopper publications previously owned by Superior Publishing Corporation. The acquired newspapers include the (Duluth MN) Budgeteer News, The (Cloquet MN) Pine Journal, The Daily Telegram in Superior, WI, and the Lake County News-Chronicle in Two Harbors, MN. The purchase also included the Manney’s Shopper zones in Superior, Cloquet and Two Harbors.

In June 2004, we acquired a 35.6% undiluted ownership interest in CityXpress, a provider of online auctions for newspapers. The remaining is owned by Lee Enterprises, management and employees of CityXpress and other shareholders.

In August 2004, we acquired the assets of The (Flower Mound) Messenger, the leading bi-weekly in the Flower Mound suburb of Fort Worth. The paper is published every two weeks and mailed to approximately 28,500 households in Flower Mound and the surrounding communities of Highland Village, Copper Canyon, Double Oak and Lantana.

LIQUIDITY AND CAPITAL RESOURCES

Cash was $24.5 million at December 26, 2004, compared with $33.5 million at December 28, 2003. During 2004, cash flows from operating activities were used to fund treasury stock purchases of $305.2 million and pay dividends of $103.6 million. During 2003, cash flows from operating activities were used to fund treasury stock purchases of $286.0 million and pay dividends of $94.9 million and to reduce debt by $49.6 million.

Cash provided by operating activities was $457.5 million in 2004, compared with $443.5 million in 2003. The increase was due to lower cash contributions in excess of pension and other retirement benefit plan expenses, lower change in accounts receivable and higher net income. Cash provided by operating activities was $443.5 million in 2003, compared with $409.6 million in 2002. The increase was due to contribution in excess of pension and other postretirement benefit expenses and an increase in other assets and accounts payable.

At December 26, 2004, working capital was $70.0 million, compared with $71.0 million at December 28, 2003. Increases in net accounts receivable, inventories, prepaid expenses and other current assets (primarily the recording of the land held for sale in Miami, FL) and a decrease in the current portion of long-term debt, were essentially offset by increases in accrued expenses and other liabilities, accrued compensation and withholdings, deferred circulation revenue and income taxes payable. The increase in working capital from 2003 to 2004 was due primarily to an increase in prepaid expenses of $11.3 million, an increase in accounts receivable of $9.7 million and an increase in inventory of $6.2 million, partially offset by an increase in federal and state income taxes payable of $14.5 million and an increase in other current liabilities of $13.8 million. At December 26, 2003, working capital was $71.0 million, compared with $72.4 million at December 28, 2002. The decrease in working capital from 2002 to 2003 was due primarily to a decline in accrued compensation of $30.3 million and a decline in short-term borrowings of $19.8 million, partially offset by an increase in federal and state income taxes payable of $16.4 million.

During 2004, cash required for investing activities was primarily for the purchase of $117.3 million of property, plant and equipment, and the acquisition and additional investment in businesses of $43.7 million. During 2003, cash required for investing activities was primarily for the purchase of $73.2 million of property, plant and equipment, and the acquisition and additional investment in businesses of $44.5 million.

We invest excess cash in short-term investments, depending on projected cash needs from operations, capital expenditures and other business purposes. We supplement our internally generated cash flow with a combination of short- and long-term borrowings. Average outstanding commercial paper during the year was $210.7 million, with an average effective interest rate of 1.9%. At December 2004, our $1 billion revolving credit agreement, which supports the commercial paper and our letters of credit outstanding, had remaining availability of $789 million. The revolving credit facility matures in 2009.

In 2001, 2002 and 2004, we entered into certain interest rate swap agreements. We entered into these agreements to manage interest rate exposure by achieving a desired proportion of fixed rate versus variable rate debt. The swap agreements expire at various dates in 2005, 2007, 2009 and 2011 and effectively convert an aggregate principal amount of $700 million of fixed-rate long-term debt into variable-rate borrowings. The variable interest rates are based on the three- or six-month London InterBank Offering Rate (LIBOR) plus a rate spread. For the year ended December 26, 2004, the weighted-average variable interest rates under these agreements were 4.3% versus the fixed rates of 8.0%. The fair value of the swap agreements at December 26, 2004 and December 28, 2003, totaled $34.2 million and $46.9 million, respectively, recorded on the consolidated balance sheet as other noncurrent assets, with the offsetting adjustment to the carrying value of the long-term debt. We do not trade or engage in hedging for speculative or trading purposes, and hedging activities are transacted only with highly rated financial institutions, reducing the exposure to credit risk.

In 2004, we issued $200 million in 10-year fixed rate senior notes, which we used to pay down our outstanding commercial paper. As of the end of December 26, 2004, our percentage of variable rate borrowings stands at approximately 60%.

At December 26, 2004, our short- and long-term debt was rated by the three major credit-rating agencies listed below. There was no change from 2003:

	SHORT-TERM	LONG-TERM
	DEBT	DEBT
Moody’s	P1	A2
Standard & Poor’s	A-1	A
Fitch	F1	A

We have a $1 billion revolving credit facility and term loan agreement, which support our commercial paper. We also have $200 million in extendable commercial notes. Our future ability to borrow funds and the interest rates on those funds could be adversely impacted by a decline in our debt ratings and by negative conditions in the debt capital markets.

During 2004, we repurchased 4.3 million common shares at a total cost of $305.2 million and an average cost of $71.30 per share. At the end of fiscal 2004, authorization remained to purchase 4.9 million shares.

Our operations have historically generated strong positive cash flow that along with our commercial paper program, revolving credit lines and our ability to issue public debt, have provided adequate liquidity to meet short- and long-term cash requirements, including requirements for working capital and capital expenditures.

The following table summarizes our contractual obligations and other commercial commitments as of December 26, 2004 (in thousands):

Contractual Obligations	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	AFTER 5 YEARS
Long-term debt	$1,287,228	$ -	$ 99,352	$299,195	$ 888,681
Commercial Paper (a)	210,679				210,679
Operating leases	93,130	21,866	32,027	17,459	21,778
Total contractual obligations	$1,591,037	$21,866	$131,379	$316,654	$1,121,138

	PAYMENTS DUE BY PERIOD

Other Commercial Commitments	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	AFTER 5 YEARS
Standby letters of credit (b)	$ 56,500	$56,500	$ -	$ -	$ -
Guarantees (c)	9,653	9,653
Capital lease obligations
Total commercial commitments	$ 66,153	$66,153	$ -	$ -	$ -

(a) Commercial paper is supported by $1 billion revolving credit facility, which matures in 2009.

(b) In connection with our insurance program, letters of credit are required to support certain projected workers’ compensation obligations.

(c) We guarantee 13.5% of the debt of Ponderay Newsprint Company, a newsprint mill investment. For the years ended December 26, 2004 and December 28, 2003, these guarantees totaled $9.7 million and $13.2 million, respectively.

We have ongoing purchase commitments with SP Newsprint and Ponderay, our two newsprint mill partnership investments. These future commitments are for the purchase of a minimum of 77,000 metric tons and 28,400 metric tons of newsprint annually with SP Newsprint and Ponderay, respectively. In 2004 and 2003, we paid SP Newsprint $60.4 million and $62.4 million, respectively, and paid Ponderay $15.7 million and $14.9 million, respectively.

Our capital-spending program includes normal replacements, productivity improvements, capacity increases, building construction and expansion and purchase of printing press equipment. Over the past three years, capital expenditures have totaled $260.5 million (excluding Detroit) for additions and improvements to properties.

Additions to property, plant and equipment amounted to $117.3 million ($145.6 million, including Detroit) in 2004. This was a $44.1 million increase over the $73.2 million ($99.2 million, including Detroit) we spent in 2003. Expenditures in 2004 included $74.1 million for a new production plant in Kansas City scheduled for completion in 2006, $29.7 million for our share of the cost of the new production plant in Detroit scheduled for completion in 2005, $3.7 million for production equipment replacement in Philadelphia, $2.3 million for a cart loading system in San Jose and $2.2 million for an inserting machine in Akron. In 2005, we expect approximately $111.2 million ($132.6 million, including Detroit) in capital expenditures, primarily for the new plant in Kansas City and our share of the Detroit plant investment.

OFF-BALANCE SHEET ARRANGEMENTS

We guarantee 13.5% of the debt of Ponderay Newsprint Company’s credit facility in connection with a 2000 restatement of Ponderay’s credit facility. We guarantee the portion of the credit facility that matures in April 2006. The guarantee could be triggered by Ponderay’s failure to meet any of its bank covenants, at which time we could be liable for the full portion of this guarantee. We account for these guarantees as off-balance sheet instruments, that for 2004 and 2003 totaled $9.7 million and $13.2 million, respectively.

We are a one-third partner of SP Newsprint Co. In November 2002, SP Newsprint amended and restated its credit agreement with certain lenders. The agreement stipulates that if SP’s consolidated liquidity falls below $5 million, it would be in default of the agreement. We and the other partners would be required to make an equity contribution, in sufficient amount to cure the default. Our contribution is limited to approximately $6.7 million. The obligation ends when SP Newsprint first meets certain conditions including, but not limited to, predetermined leverage and fixed-charge coverage ratios and certain liquidity requirements. We also had a demand obligation to SP Newsprint Co. for $6.7 million. The obligation arose in August 1985 in connection with an advance to us (and the other partners) by SP. In 2003, SP Newsprint requested and we repaid this obligation.

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

In June 2002, the FASB issued SFAS No. 146 — “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires recording costs associated with exit or disposal activities at fair value when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon our commitment to an exit plan, which is generally before an actual liability has been incurred. The requirements of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149 — “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” SFAS 149 is effective for contracts with derivative instruments and hedging relationships entered into or modified after June 30, 2003. SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. This statement also amends the definition of an underlying security to conform it to language used in the FASB’s Financial Interpretation (FIN) 45 — “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” We account for our hedges with comparable characteristics similarly; accordingly, the adoption of SFAS 149 did not have a material impact on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150 — “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which addresses how to classify and measure certain financial instruments with characteristics of both liabilities (or an asset, in some circumstances) and equity. SFAS 150 requirements apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our results of operations or financial position.

In December 2003, the FASB issued SFAS No. 132 (revised 2003) — “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition provisions of SFAS Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in the original version of SFAS Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. It requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. It requires that information be provided separately for pension plans and for other postretirement benefit plans. The revised Statement is effective for financial statements with fiscal years ending after December 15, 2003. The adoption of SFAS No. 132 (revised 2003) did not have a material impact on our results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45 — “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We have certain existing guarantees that when modified will require us to record a liability on our balance sheet for the fair market value of the guarantee. The adoption of FIN 45 did not have a material impact on our results of operations or financial condition.

In January 2003, the FASB issued FIN No. 46 — “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued Interpretation No. 46 (revised December 2003) (FIN 46R), which replaces FIN 46. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” defines what these variable interest entities are and provides guidelines on identifying them and assessing an enterprise’s interests in a variable interest entity to decide whether to consolidate that entity. Generally, application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 or FIN 46R did not have a material impact on our results of operations or financial condition.

In May 2004, the FASB issued FASB Staff Position (FSP) 106-2 — “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act.” which provides guidance on how companies should account for the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) on its postretirement health care plans. To encourage employers to retain or provide postretirement drug benefits, beginning in 2006 the federal government will provide non-taxable subsidy payments to employers that sponsor prescription drug benefits to retirees that are “actuarially equivalent” to the Medicare benefit. Although formal guidance in determining actuarial equivalence has not been provided, we expect that our prescription drug plan will qualify for the government subsidy. Effective July 1, 2004, Knight Ridder prospectively adopted FSP 106-2. Adoption of FSP 106-2 reduced the accumulated postretirement benefit obligation by approximately $9.2 million and resulted in an unrecognized actuarial gain of a similar amount. The unrecognized actuarial gain will be amortized over the estimated expected service life of the participants. Adoption resulted in a $600,000 reduction in postretirement benefits cost for the two fiscal quarters ended December 26, 2004.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities (excluding small business issuers) in the first interim or annual reporting period beginning after June 15, 2005, irrespective of the entity’s fiscal year. Early adoption is permitted in periods in which financial statements have not yet been issued. SFAS 123(R) allows for two transition alternatives for public companies: (a) modified-prospective transition or (b) modified-retrospective transition. Under the modified-prospective transition method, companies are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. Measurement and attribution of compensation cost for awards that were granted prior to, but not vested as of the date SFAS 123(R) is adopted would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS 123 (either for financial statement recognition or pro forma disclosure purposes). Prior periods are not restated. For periods prior to adoption, the financial statements are unchanged (and the pro forma disclosures previously required by SFAS 123 continue to be required under the new Standard to the extent those amounts differ from those in the income statement). For periods subsequent to adoption, the impact of this transition method generally is the same as if the modified-retrospective method were applied. Accordingly, pro forma disclosure will not be necessary for periods after the adoption of the new Standard. Under the modified-retrospective transition method, companies are allowed to restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under the provisions of SFAS 123. New awards and unvested awards would be accounted for in the same manner as the modified-prospective method. Because of the mid-year effective date, companies are permitted to apply the modified-retrospective transition alternative either (a) to all periods presented or (b) to the start of the fiscal year in which SFAS 123(R) is adopted. We are currently evaluating the alternative transition methods and expect to adopt SFAS 123(R), as required, for our third quarter beginning June 27, 2005. Had we adopted SFAS 123 in 2004, our diluted earnings per share would have been $0.19 lower.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Borrowings. By balancing the mix of variable- versus fixed-rate borrowings, we manage the interest-rate risk of our debt. “Note 3. Debt” on pages 38 and 39 of this report includes information related to the contractual interest rates and fair value of the individual borrowings. At various times, we have entered into interest rate swap agreements to manage interest rate exposure in order to achieve a desired proportion of variable-rate versus fixed-rate debt. The fair value of the swaps at December 26, 2004 and December 28, 2003 was $34.2 million and $46.9 million, respectively. As of the end of fiscal 2004, approximately 60% of our borrowings were variable-rate. We do not trade or engage in hedging for speculative purposes and hedging activities are transacted only with highly rated financial institutions, reducing the exposure to credit risk.

A hypothetical 50 basis point increase in LIBOR would increase interest expense associated with variable-rate borrowings by approximately $5.3 million and $4.6 million in 2004 and 2005, respectively. The fair value of our fixed-rate debt and interest rate swaps is sensitive to changes in interest rates. A hypothetical 50 basis points increase in interest rates would decrease the fair value of the fixed-rate debt and interest rate swaps by $20.8 million in 2005. This change in fair value of debt obligations excludes commercial paper and other short-term variable-rate borrowings as changes in interest rates would not significantly affect the fair market value of these instruments.

Newsprint. We consumed approximately 641,000 metric tons of newsprint in 2004, excluding Detroit. This represented 13.2% of our 2004 total operating expenses. Under the caption “Newsprint” on page 3 of this report, we have included information on our suppliers, the long-term purchase agreements used to manage the related risk of price increases, and natural hedges we have in place through our investment in newsprint mills. We have also in the past entered into newsprint hedges to take advantage of market conditions and further manage the risk of price increases. As of the end of fiscal 2004, we do not have any outstanding newsprint hedges.

A hypothetical 10% increase in newsprint costs would increase newsprint expense by approximately $36 million. Our ownership in SP Newsprint and Ponderay provide a hedge against price volatility for approximately 50% of our newsprint expense. This $36 million increase in newsprint costs would be partially offset by $18 million in earnings from our newsprint mill investments, and would increase our Earnings from Equity Investees on our Consolidated Statement of Income. Therefore, our pre-tax earnings would decrease by approximately $18 million.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of our Independent Registered Public Accounting Firm, Ernst & Young, LLP, dated February 21, 2005, the Selected Quarterly Financial Data (unaudited) and Schedule II — Valuation and Qualifying Accounts are set forth in Item 15 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURES CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, under the supervision and with the participation of management, including the chief executive officer and chief financial officer. That evaluation revealed no significant deficiencies or material weaknesses in our disclosure controls and procedures. It confirmed that these current practices are effective in alerting us, within the time periods specified by the Securities and Exchange Commission, to any material information regarding Knight Ridder and its consolidated subsidiaries. Moreover, it confirmed our ability to record, process, summarize and report such information on an equally timely basis. Our management, including the chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the chief executive officer and chief financial officer concluded that there has been no such change during the period covered by this report.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 26, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 26, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Knight-Ridder, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Knight-Ridder, Inc. maintained effective internal control over financial reporting as of December 26, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Knight-Ridder, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Knight-Ridder, Inc. maintained effective internal control over financial reporting as of December 26, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Knight-Ridder, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 26, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of Knight-Ridder, Inc. and our report dated February 21, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

February 21, 2005

PART III

Item 10. Directors and Executive Officers of the Registrant

We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This code of ethics is posted on our Web site, www.kri.com, on the “Corporate Governance” page, under the Investing section. Any amendments to, or waivers of, this code of ethics will be disclosed on our Web site promptly following the date of such amendment or waiver.

The following table includes certain information regarding the Company’s executive officers. Each holds the offices indicated until his or her successor is chosen and qualified at the regular meeting of the Board of Directors to be held immediately following the 2005 Annual Meeting of Shareholders. Unless otherwise indicated, the age of each executive officer listed below is as of February 1, 2005.

Information regarding Mr. Ridder is incorporated by reference from the discussion under the heading “Nominees for Election for a Three-Year Term Expiring in 2008” in our Proxy Statement for the 2005 Annual Meeting of Shareholders.

Name	Age	Recent Positions Held as of February 11, 2005
Marshall Anstandig	56	Mr. Anstandig joined us in 1998 as Vice President/Senior Labor and Employment Counsel. He previously served as a partner in the law firm of Brown & Bain, P.A. from 1996 to 1998.
Art Brisbane	54	Mr. Brisbane has served as our Senior Vice President since January 2005. He previously served as Publisher of The Kansas City Star from 1997 to 2004 and Editor from 1992 to 1997.
Jerome Ceppos	58	Mr. Ceppos has served as our Vice President/News since 1999. He previously served as Vice President and Executive Editor of the San Jose Mercury News from 1995 to 1999.
Mary Jean Connors	52	Ms. Connors has served as our Senior Vice President since April 2003. She previously served as Vice President/Human Resources from 1989 to 2003.
Arden Dickey	51	Mr. Dickey has served as our Vice President/Circulation and Regional Call Centers since 2002. He previously served as Assistant Vice President/Circulation and Regional Call Centers from 2000 to 2002 and Vice President/Circulation of The Miami Herald from 1992 to 2000.
Gary R. Effren	48	Mr. Effren has served as our Vice President/Finance since January 2005. Previously, Mr. Effren served as Senior Vice President/Finance and Chief Financial Officer from 2001 to 2004, and Vice President/Controller from 1995 to 2001.
Polk Laffoon IV	59	Mr. Laffoon has served as our Vice President/Corporate Relations since 1994 and Corporate Secretary since 1999.
Tally C. Liu	54	Mr. Liu became our Vice President/Internal Audit in 2002. He previously served as Senior Vice President/Finance and Operations of Knight Ridder Digital, the Company’s Internet operation, from 2000 to 2002 and Vice President/Finance of the Company from 1990 to 2000.
Sharon Mandell	41	Ms. Mandell joined us as Vice President/Technology in February 2004. She previously served as Chief Technology Officer of Knight Ridder Digital from 2002 to 2004, Vice President of Technology of Tribune Publishing from 2001 to 2002 and Vice President and Chief Technology Officer of Tribune Interactive from 1999 to 2001.
Larry D. Marbert	51	Mr. Marbert has served as our Vice President/Production and Facilities since 1998.
Larry Olmstead	47	Mr. Olmstead has served as our Vice President/Staff Development and Diversity since 2002. He previously served as Assistant Vice President/News of Knight Ridder from 2001 to 2002 and Managing Editor of The Miami Herald from 1996 to 2001.
Michael Petrak	46	Mr. Petrak has served as our Vice President/Marketing since 2001. He previously served as Executive Vice President and General Manager of The Kansas City Star from 1997 to 2001.
Steven B. Rossi	55	Mr. Rossi has served as our Senior Vice President and Chief Financial Officer since January 2005. He previously served as President/Newspaper Division from 2001 to 2004, Senior Vice President/Operations from 1998 to 2001 and Executive Vice President and General Manager of Philadelphia Newspapers from 1992 to 1998.
Hilary Schneider	43	Ms. Schneider has served as our Senior Vice President since January 2005. She previously served as Vice President of Knight Ridder and President and Chief Executive Officer of Knight Ridder Digital, the Company’s Internet operations, since 2002. Served as Chief Executive Officer of Red Herring Communications from 2000 to 2002, President and Chief Executive Officer of Times Mirror Interactive from 1999 to 2000 and General Manager of The Baltimore Sun Company from 1998 to 1999.
Bryon Traynor	47	Mr. Traynor has served as our Vice President/Shared Services since 2002. He was previously a partner at Andersen Business Consulting from 1996 to 2002.
Alice Wang	35	Ms. Wang joined us as our Vice President/Corporate Development in May 2003. She was previously employed by Credit Suisse First Boston Corporation as Director/ Media and Telecommunications Group in 2002 and Vice President from 1999 to 2001.
Gordon Yamate	49	Mr. Yamate has served as our Vice President and General Counsel since 2000. He previously served as Vice President, General Counsel and Corporate Secretary of Liberate Technologies from 1999 to 2000 and a partner in the law firm of McCutchen, Doyle, Brown & Enersen from 1988 to 1999.

The balance of the information required by this section is incorporated by reference from the Proxy Statement for the 2005 Annual Meeting of Shareholders under the captions “Item 1: Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

The information required by this item with respect to our directors, Section 16(a) beneficial ownership reporting compliance, our Audit Committee and our audit committee financial experts is incorporated by reference from our Proxy Statement for the 2005 Annual Meeting of Shareholders under the captions “Item 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee.”

Item 11. Executive Compensation

The information required by this item is incorporated by reference from our Proxy Statement for the 2005 Annual Meeting of Shareholders under the captions “Director Compensation,” and “Executive Compensation,” but only up to and including the section entitled “Performance of Knight Ridder Stock.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Principal Holders of the Company’s Stock” and “Stock Ownership of Directors and Officers” under the heading “Information About Knight Ridder Stock Ownership” and “Equity Compensation Plan Information” included in our Proxy Statement for our 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The sections entitled “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” in the Proxy Statement for our 2005 Annual Meeting of Shareholders are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the Proxy Statement for our 2005 Annual Meeting of Shareholders under the captions “Fees and Services of Ernst & Young” and “Audit Committee Pre-approval Policies and Procedures.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	The following consolidated financial statements of Knight-Ridder, Inc. and its subsidiaries are filed as part of this Form 10-K:
(i)	Report of Independent Registered Public Accounting Firm
(ii)	Consolidated Balance Sheet as of December 26, 2004 and December 28, 2003
(iii)	Consolidated Statement of Income for the fiscal years ended December 26, 2004, December 28, 2003 and December 29, 2002
(iv)	Consolidated Statement of Cash Flows for the fiscal years ended December 26, 2004, December 28, 2003 and December 29, 2002
(v)	Consolidated Statement of Shareholders’ Equity for the fiscal years ended December 26, 2004, December 28, 2003 and December 29, 2002
(vi)	Notes to Consolidated Financial Statements
(a)(2)	Financial statement schedule required to be filed by Item 8 of this Form, and by Item 15(d) is shown below:

Schedule II — Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions, or are inapplicable, or have been shown in the consolidated financial statements or notes thereto, and therefore have been omitted from this section.

(a)(3)	The list of exhibits is incorporated by reference as part of this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Knight-Ridder, Inc.

We have audited the accompanying consolidated balance sheets of Knight-Ridder, Inc. as of December 26, 2004 and December 28, 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 26, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15d. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knight-Ridder, Inc. at December 26, 2004 and December 28, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 26, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Knight-Ridder, Inc.’s internal control over financial reporting as of December 26, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

February 21, 2005

Knight Ridder Consolidated Balance Sheet

(In thousands, except share data)

ASSETS	DEC. 26, 2004	DEC. 28, 2003
CURRENT ASSETS
Cash	$$24,483	$33,536
Accounts receivable, net of allowances of $23,987 in 2004
and $24,245 in 2003	410,303	400,624
Inventories	48,027	41,823
Prepaids	34,662	23,410
Deferred income taxes	16,116	19,899
Other current assets	16,204	3,184
Total Current Assets	549,795	522,476
INVESTMENTS AND OTHER ASSETS
Equity in unconsolidated companies and joint ventures	343,471	295,240
Pension asset	137,614	156,523
Fair value of interest rate swap agreements	34,224	46,881
Other	71,423	113,543
Total Investments and Other Assets	586,732	612,187
PROPERTY, PLANT AND EQUIPMENT
Land and improvements	79,261	92,371
Buildings and leasehold improvements	493,256	490,649
Equipment	1,281,463	1,293,866
Construction and equipment installations in progress	173,295	87,663
	2,027,275	1,964,549
Less accumulated depreciation and amortization	(1,080,129)	(1,035,902)
Property, Plant and Equipment, net	947,146	928,647
GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS
Goodwill	1,799,061	1,790,229
Newspaper mastheads	288,296	284,284
Other, net of accumulated amortization of $56,703 in 2004 and $49,872 in 2003	51,248	52,203
Total Goodwill and Other Identified Intangible Assets, net	2,138,605	2,126,716
Total Assets	$4,222,278	$4,190,026

See Notes to Consolidated Financial Statements.

Knight Ridder Consolidated Balance Sheet

(In thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY	Dec. 26, 2004	Dec. 28, 2003
CURRENT LIABILITIES
Accounts payable	$164,359	$162,627
Accrued expenses and other liabilities	104,662	90,545
Accrued compensation and withholdings	95,090	83,851
Deferred circulation revenue	84,826	78,078
Income taxes payable	30,869	16,360
Current portion of long-term debt	-	20,000
Total Current Liabilities	479,806	451,461
NONCURRENT LIABILITIES
Long-term debt	1,497,907	1,433,560
Fair value of interest rate swap agreements	34,224	46,881
Deferred income taxes	267,477	296,432
Postretirement benefits other than pensions	113,119	117,162
Employment benefits	269,026	208,005
Other noncurrent liabilities	111,988	146,970
Total Noncurrent Liabilities	2,293,741	2,249,010
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	1,575	310

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Common stock, $0.02 1/12 par value; shares authorized —
250,000,000; shares issued — 76,276,000 in 2004 and
79,264,000 in 2003	1,589	1,651
Additional capital	1,093,486	1,074,483
Retained earnings	489,254	512,997
Accumulated other comprehensive loss	(136,060)	(98,509)
Treasury stock, at cost, 20,000 shares in 2004 and 25,000 shares in 2003	(1,113)	(1,377)
Total Shareholders’ Equity	1,447,156	1,489,245
Total Liabilities and Shareholders’ Equity	$4,222,278	$4,190,026

See Notes to Consolidated Financial Statements.

Knight Ridder Consolidated Statement of Income

(In thousands, except per share data)

	FOR THE FISCAL YEARS ENDED
	DEC. 26, 2004	DEC. 28, 2003	DEC. 29, 2002
OPERATING REVENUE
Advertising
Retail	$1,087,684	$1,074,891	$1,087,783
National	394,165	382,995	329,958
Classified	869,179	822,436	838,142
Total	2,351,028	2,280,322	2,255,883
Circulation	543,933	559,234	572,973
Other	119,188	106,435	97,979
Total Operating Revenue	3,014,149	2,945,991	2,926,835

OPERATING COSTS
Labor and employee benefits	1,207,376	1,176,627	1,124,484
Newsprint, ink and supplements	396,075	383,099	353,331
Other operating costs	724,773	706,217	718,963
Depreciation and amortization	100,685	112,441	124,695
Total Operating Costs	2,428,909	2,378,384	2,321,473

OPERATING INCOME	585,240	567,607	605,362
Other Income (Expense)
Interest expense	(54,596)	(70,794)	(74,969)
Interest expense capitalized	4,746	2,079	718
Interest income	230	250	381
Interest expense, net	(49,620)	(68,465)	(73,870)
Equity in losses, net of earnings, of unconsolidated companies and joint ventures	(23,883)	(24,077)	(62,262)
Minority interest in earnings of consolidated subsidiaries	(9,911)	(10,391)	(11,103)
Other, net	(532)	(1,660)	(9,457)
Total Other Expense	(83,946)	(104,593)	(156,692)
Income before income taxes and cumulative effect of change in accounting principle of unconsolidated company	501,294	463,014	448,670
Income taxes	175,051	166,943	166,943
Net income before cumulative effect of change in accounting principle of unconsolidated company	326,243	296,071	281,727
Cumulative effect of change in accounting principle of unconsolidated company, net of tax			(24,279)
Net Income	$326,243	$296,071	$257,448

NET INCOME PER SHARE — BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE OF UNCONSOLIDATED COMPANY
Basic	$4.19	$3.68	$3.39
Diluted	4.13	3.63	3.33
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE OF UNCONSOLIDATED COMPANY
Basic	$–	$–	$(0.29)
Diluted	–	–	(0.29)
NET INCOME PER SHARE
Basic	$4.19	$3.68	$3.10
Diluted	4.13	3.63	3.04
AVERAGE SHARES OUTSTANDING
Basic	77,910	80,401	83,066
Diluted	78,950	81,477	84,726
Dividends per Share	$1.33	$1.18	$1.02

See Notes to Consolidated Financial Statements.

Knight Ridder Consolidated Statement of Cash Flows

(In thousands)

	FOR THE FISCAL YEARS ENDED
	DEC. 26, 2004	DEC. 28, 2003	DEC. 29, 2002
CASH PROVIDED BY OPERATING ACTIVITIES
Net income	$326,243	$296,071	$257,448
Noncash items deducted from (included in) income:
Depreciation	93,037	104,588	115,669
Amortization of other identified intangible assets	6,831	6,822	6,814
Amortization of other assets	817	1,031	2,204
Provision (benefit) for deferred income taxes	(4,318)	(1,045)	103,932
Provision for bad debts and adjustments	11,118	18,228	19,862
Cumulative effect of change in accounting principle of unconsolidated
company			24,279
Losses (gains) on sales, exchange and write-down of investments	(750)	(910)	7,435
Minority interest in earnings of consolidated subsidiaries	9,911	10,391	11,103
Other items, net	(33,529)	(27,020)	1,347
Cash items not deducted from (included in) income:
Contributions lower than (in excess of) pension and other postretirement
benefit expenses	17,350	(11,109)	(151,300)
Distributions (in excess of) less than losses, net of earnings from investees	(25,674)	(23,855)	39,608
Change in certain assets and liabilities, excluding balances from the acquisition of businesses:
Accounts receivable	(16,407)	(44,546)	(5,853)
Inventories	(6,204)	2,108	(691)
Other assets	29,703	66,565	28,010
Accounts payable	1,678	46,245	19,316
Income taxes payable	14,509	16,360	(53,117)
Other liabilities	33,166	(16,384)	(16,425)
Net Cash Provided by Operating Activities	457,481	443,540	409,641
CASH REQUIRED FOR INVESTING ACTIVITIES
Purchases of property, plant and equipment	(117,260)	(73,187)	(70,012)
Acquisition of, and investments in, businesses	(43,655)	(44,533)
Proceeds from sales of investments	815	13,490	51,333
Other items, net	1,704	(2,463)
Net Cash Required for Investing Activities	(158,396)	(106,693)	(18,679)
CASH REQUIRED FOR FINANCING ACTIVITIES
Purchase of treasury stock	(305,238)	(285,964)	(257,101)
Net decrease in commercial paper	(154,725)	(49,647)	(112,097)
Proceeds from issuance of long-term debt	197,936
Repayment of long-term debt			(850)
Payment of cash dividends	(103,617)	(94,937)	(84,832)
Proceeds from stock option exercises and stock purchases (including tax benefits)	78,787	99,119	77,216
Other items, net	(21,281)	(11,212)	(11,255)
Net Cash Required for Financing Activities	(308,138)	(342,641)	(388,919)
Net Increase (Decrease) in Cash	(9,053)	(5,794)	2,043
Cash at beginning of year	33,536	39,330	37,287
Cash at end of year	$24,483	$33,536	$39,330
SUPPLEMENTAL CASH FLOW INFORMATION
Noncash investing activities:
Write-down of investments	$-	$(1,550)	$(3,086)
Noncash financing activities:
Issuance of treasury stock associated with long-term incentive plan
Treasury stock		12,176
Issuance of common stock in exchange for treasury stock
Treasury Stock	(398)	(3,230)	(235)
Additional capital	398	3,230	235

See Notes to Consolidated Financial Statements.

Knight Ridder Consolidated Statement of Shareholders’ Equity

(in thousands, except share data)

	COMMON	TREASURY
	SHARES	SHARES
BALANCE AT DECEMBER 30, 2001	84,012,749	(34,757)
Issuance of common shares under stock option plan	1,418,183
Issuance of common shares under stock purchase plan	226,267
Issuance of treasury shares to nonemployee directors		4,666
Purchase of treasury shares		(4,033,531)
Retirement of treasury shares	(3,839,789)	3,839,789
Tax benefits arising from employees stock plans
Issuance of options to employees of equity-method investee
Comprehensive income:
Net income
Additional minimum pension liability, net of tax of $61,935
Comprehensive income
Cash dividends declared
BALANCE AT DECEMBER 29, 2002	81,817,410	(223,833)
Issuance of common shares under stock option plan	1,551,028
Issuance of common shares under stock purchase plan	216,910
Issuance of treasury shares under long-term incentive plan		194,658
Issuance of treasury shares to nonemployee directors		5,429
Purchase of common shares from employees		(53,489)
Purchase of treasury shares		(4,269,000)
Retirement of treasury shares	(4,321,573)	4,321,573
Tax benefits arising from employees stock plans
Issuance of options to employees of equity-method investee
Other		22
Comprehensive income:
Net income
Change in additional minimum pension liability, net of tax of $14,367
Change in additional minimum pension liability of
unconsolidated companies, net of tax of $11,286
Comprehensive income
Cash dividends declared
BALANCE AT DECEMBER 28, 2003	79,263,775	(24,641)
Issuance of common shares under stock option plan	1,084,508
Issuance of common shares under stock purchase plan	213,153
Issuance of treasury shares to nonemployee directors		4,739
Purchase of common shares from employees		(5,923)
Purchase of treasury shares		(4,281,000)
Retirement of treasury shares	(4,285,015)	4,285,015
Tax benefits arising from employees stock plans
Issuance of options to employees of equity-method investee
Other		1,908
Comprehensive income:
Net income
Change in additional minimum pension liability, net of tax of $20,983
Change in additional minimum pension liability of
unconsolidated subsidiaries, net of tax of $1,507
Unrealized loss on derivative instruments of
unconsolidated companies, net of tax of $364
Comprehensive income
Cash dividends declared
BALANCE AT DECEMBER 26, 2004	76,276,421	(19,902)

See Notes to Consolidated Financial Statements.

Knight Ridder Consolidated Statement of Shareholders’ Equity, continued

(in thousands, except share data)

			ACCUMULATED
			OTHER
COMMON	ADDITIONAL	RETAINED	COMPREHENSIVE	TREASURY
STOCK	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	TOTAL
$1,750	$984,830	$575,649	$–	$(1,941)	$1,560,288
30	64,829				64,859
5	12,352				12,357
	30			260	290
				(257,101)	(257,101)
(80)	(47,236)	(197,679)		244,995
	11,789	(1,077)			10,712
	1,125				1,125

		257,448			257,448
			(103,667)		(103,667)
					153,781
		(84,832)			(84,832)
$1,705	$1,027,719	$549,509	$(103,667)	$(13,787)	$1,461,479
30	73,452				73,482
4	12,583				12,587
	441			12,176	12,617
	57			303	360
2	3,228			(3,230)
				(285,964)	(285,964)
(90)	(56,413)	(237,646)		289,124	(5,025)
	12,689				12,689
	727				727
				1	1

		296,071			296,071
			24,048		24,048

			(18,890)		(18,890)
					301,229
		(94,937)			(94,937)
$1,651	$1,074,483	$512,997	$(98,509)	$(1,377)	$1,489,245
22	54,551				54,573
5	12,833				12,838
	82			264	346
	245			(398)	(153)
				(305,238)	(305,238)
(89)	(60,497)	(246,369)		305,492	(1,463)
	11,183				11,183
	750				750
	(144)			144

		326,243			326,243
			(32,228)		(32,228)

			(4,283)		(4,283)

			(1,040)		(1,040)
					288,692
		(103,617)			(103,617)
$1,589	$1,093,486	$489,254	$(136,060)	$(1,113)	1,447,156

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

We own a 75% equity interest in the Fort Wayne Newspapers Agency and consolidate the results of its operations. The minority shareholders’ interest in the partners’ income has been reflected as an expense in the Consolidated Statement of Income in the caption “Minority interest in earnings of consolidated subsidiaries.” Also included in this caption is a contractual minority interest resulting from a joint operating agreement that runs through 2021 between The Miami Herald Publishing Co. and Cox Newspapers, Inc., covering the publication of The Miami Herald and The Miami News. The Miami News ceased publication in 1988.

We own a 50% equity interest in Detroit Newspapers, a joint operating agency between Detroit Free Press, Inc., our wholly-owned subsidiary, and The Detroit News, Inc., a wholly-owned subsidiary of Gannett. In 1989, business operations of the Detroit Free Press and The Detroit News were transferred to Detroit Newspapers under a joint operating agreement that expires in 2089. We show our share of revenue and expenses as a net amount in the “Other” line, under Operating Revenue in the Consolidated Statement of Income.

Investments in entities in which we have an equity interest of at least 20% but not more than 50% are accounted for under the equity method. We also account for our 13.5% investment in Ponderay Newsprint Company under the equity method, since we exercise significant influence over the operating and fiscal policies of Ponderay. We record our share of earnings or losses and increase or decrease the investment by the equivalent amount. Dividends are recorded as a reduction to our investment.

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

“Cash” includes cash and cash equivalents, consisting of highly liquid investments with maturities of 12 months or less from the date of purchase, overnight repurchase agreements of government securities and investment-grade commercial paper.

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

We also maintain a reserve for estimated adjustments to customer invoices resulting mostly from disputes, in the normal course of business, related to size, placement, or color of the ad. We base our estimates on historical trends and current customer-specific information.

We enter into barter transactions with other businesses and we exchange our advertising and circulation for advertising products and distribution rights for our newspapers. We also donate space to non-profit organizations as part of our community outreach commitment. The barter transactions, typically with terms of one year or less, are valued at fair market value based on our advertising rates for the particular type of advertisement.

At December 26, 2004, we had approximately $9.5 million of future media advertisement, products and services arising from bartered transactions in net accounts receivable, which will be charged to expense as they are used. We also have as of year end $20.6 million in deferred advertising and circulation revenue arising from bartered transactions, which will be recorded as revenue when the advertisements are published and/or the copies are delivered, respectively. During the fiscal years ended 2004, 2003 and 2002, we recognized $15.1 million, $8.9 million and $6.2 million, respectively, in bartered advertising and circulation revenue.

We periodically assess the recoverability of our barter credits and receivables. Factors considered in evaluating recoverability include management’s plans with respect to advertising, circulation and other expenditures for which barter credits and receivables can be used. Any impairment losses are charged to operations, as they are determined.

“Inventories” are priced at the lower of cost (first-in, first-out method) or market value. Most of the inventory consists of newsprint. Newsprint inventory varies from approximately a 30-day to a 45-day supply, depending on availability and market conditions. Damaged newsprint is generally returned to the manufacturer or supplier within 30 days for full credit. Obsolete inventory is generally not a factor. Inventories also include ink and other supplies used in printing newspapers.

“Other assets” includes investments in companies in which we own less than a 20% interest and are recorded at the lower of cost or estimated fair value. These investments are reviewed for appropriate classification at the time of purchase and re-evaluated as of each balance sheet date.

“Property, Plant and Equipment” is recorded at cost, and depreciation and amortization is computed principally by the straight-line method over the estimated useful lives of the assets as follows:

TYPE OF ASSET	DEPRECIATION OR AMORTIZATION PERIOD
Land improvements	5 to 10 years
Buildings and improvements	10 to 40 years
Equipment	3 to 25 years

We capitalize interest expense as part of the cost of constructing major facilities and equipment. For the years ended 2004, 2003 and 2002, capitalized interest amounted to $4.7 million, $2.1 million, and $718,000, respectively. Expenditures for maintenance, repairs and minor renovations are charged to expense as incurred. Upon sale or disposition of property and equipment, the cost and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is recognized.

In November 2004, we announced our intent to sell approximately 10 acres of land in downtown Miami, adjacent to The Miami Herald. The land is being marketed and we expect the sale to be completed in 2005. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” at December 26, 2004, the land held for sale of $10.3 million is included in the caption “Other current assets.” In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” the land held for sale is carried on the balance sheet at the lower of its carrying amount or fair value less cost to sell.

“Deferred circulation revenue” arises as a normal part of business from advance subscription payments for newspapers.

“Current portion of long-term debt” represents the portion of long-term debt payable within our next fiscal year. Long term debt payable within the next fiscal year is classified as “Long-term debt” if management has the ability and intent to refinance for a period in excess of one year. Commercial paper is classified as “Long-term debt” as the commercial paper is supported by a revolving credit facility maturing more than one year after the end of the last fiscal period.

“Income Taxes” are accounted for in accordance with SFAS 109 — “Accounting for Income Taxes,” which requires the liability method of accounting for income taxes. Deferred tax liabilities and assets are future tax consequences attributable to differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are revalued to reflect new tax rates in the period changes are enacted.

“Long-term debt” represents the carrying amounts of debentures, notes payable, other indebtedness with maturities longer than one year, and commercial paper backed by a revolving credit agreement and debt maturing within the next fiscal year that management has the ability and intent to refinance at maturity for a period in excess of one year.

In accordance with SFAS 107 — “Disclosures about Fair Value of Financial Instruments,” the following table presents the carrying amounts and estimated fair values of our financial instruments as of December 26, 2004 and December 28, 2003 (in thousands):

	2004		2003
	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE
Long-term debt	$1,497,907	$1,667,079	$1,453,560	$1,647,544
Interest rate swap agreements	34,224	34,224	46,881	46,881
Total	$1,532,131	$1,701,303	$1,500,441	$1,694,425

“Fair value of interest rate swap agreements” are shown separately in our Consolidated Balance Sheet. Fair value of long-term debt and interest rate swap agreements are estimated using a discounted cash flow analysis based on our current incremental borrowing rates for similar types of borrowing arrangements.

“Comprehensive income” is defined as net income or loss and other changes in shareholders’ equity from certain other transactions and events from sources other than shareholders. Comprehensive income is reflected in the Consolidated Statement of Shareholders’ Equity. “Accumulated other comprehensive loss” is reported in the Consolidated Balance Sheet. Additional information regarding other comprehensive loss is contained in Note 12, Accumulated Other Comprehensive Loss.

In accordance with the SFAS 144 — “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” we review long-lived assets and related intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. To date, no such impairment has been indicated. If a review indicates that the carrying value of these assets would not be recoverable as measured based on estimated undiscounted cash flows over their remaining life, the carrying amount would be adjusted to fair value. The cash flow estimates used contain our best estimates, using appropriate and customary assumptions and projections.

We account for stock-based compensation plans using the intrinsic value method in accordance with APB Opinion 25 — “Accounting for Stock Issued to Employees” and disclose the general and pro forma financial information required by SFAS 123 and SFAS 148.

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 148 — “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends SFAS 123 —“Accounting for Stock-Based Compensation” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 was effective for financial statements issued beginning in 2003. As allowed by SFAS 123, we follow the disclosure requirements of SFAS 123, but continue to account for our employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which results in no charge to earnings when stock options are issued at fair market value.

Disclosures required by SFAS 123 and SFAS 148 are as follows:

Option value information	2004	2003	2002
Fair value per option (a)(b)	$11.22	$14.16	$11.65
Valuation assumptions
Expected option term (years)	4.3	4.3	4.3
Expected volatility	18.2%	20.7%	21.4%
Expected dividend yield	1.9%	1.7%	1.6%
Risk-free interest rate	3.5%	3.4%	3.0%

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. In addition, the 15% discount in market value under the Employees Stock Purchase Plan is treated as compensation expense for pro forma purposes. Our reported and pro forma information is as follows (in thousands, except for earnings per share data):

	2004	2003	2002
Net income, as reported	$326,243	$296,071	$257,448
Less: Stock-based employee compensation expense determined under fair value
based method for all awards, net of related tax effects	14,947	14,631	15,040
Pro forma net income	$311,296	$281,440	$242,408
Basic earnings per share, as reported	$4.19	$3.68	$3.10
Pro forma basic earnings per share	4.00	3.50	2.92
Diluted earnings per share, as reported	$4.13	$3.63	$3.04
Pro forma diluted earnings per share	3.94	3.45	2.86

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities (excluding small business issuers) in the first interim or annual reporting period beginning after June 15, 2005, irrespective of the entity’s fiscal year. Early adoption is permitted in periods in which financial statements have not yet been issued. SFAS 123(R) allows for two transition alternatives for public companies: (a) modified-prospective transition or (b) modified-retrospective transition. Under the modified-prospective transition method, companies are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. Measurement and attribution of compensation cost for awards that were granted prior to, but not vested as of the date SFAS 123(R) is adopted would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS 123 (either for financial statement recognition or pro forma disclosure purposes). Prior periods are not restated. For periods prior to adoption, the financial statements are unchanged (and the pro forma disclosures previously required by SFAS 123 continue to be required under the new Standard to the extent those amounts differ from those in the income statement). For periods subsequent to adoption, the impact of this transition method generally is the same as if the modified-retrospective method were applied. Accordingly, pro forma disclosure will not be necessary for periods after the adoption of the new Standard. Under the modified-retrospective transition method, companies are allowed to restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under the provisions of SFAS 123. New awards and unvested awards would be accounted for in the same manner as the modified-prospective method. Because of the mid-year effective date, companies are permitted to apply the modified-retrospective transition alternative either (a) to all periods presented or (b) to the start of the fiscal year in which

SFAS 123(R) is adopted. We are currently evaluating the alternative transition methods and expect to adopt SFAS 123(R), as required, for our third quarter beginning June 27, 2005. Had we adopted SFAS 123 in 2004, our diluted earnings per share would have been $0.19 lower.

Shares used to calculate earnings per share are as follows (in thousands):

	2004	2003	2002
Basic weighted-average shares
outstanding	77,910	80,401	83,066
Effect of dilutive stock options	1,040	1,076	1,660
Diluted weighted-average shares
outstanding	78,950	81,477	84,726
Weighted average shares of stock
options included in the
determination of common equivalent
shares for the calculation of diluted
earnings per share	7,690	8,772	8,562
Weighted average shares of stock
options excluded from the
calculation of diluted earnings
per share because their
impact is antidilutive	1,926	220	115

Advertising costs are expensed when incurred. Advertising expense for the years ended December 26, 2004, December 28, 2003 and December 29, 2002, was $15.4 million, $17.8 million and $18.6 million, respectively.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Certain amounts in prior years have been reclassified to conform to the 2004 presentation related primarily to the presentation of certain categories of what was formerly retail revenue as national revenue. We made this change in the second quarter of 2004 so that our reporting would be consistent both internally and among peer newspapers. Additionally, certain amounts presented in the 2003 Consolidated Balance Sheet have been reclassified to conform to the 2004 presentation, specifically related to the Annual Incentive Deferral Plan and to Pension assets and Employee benefits.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2002, the FASB issued SFAS No. 146 — “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires recording costs associated with exit or disposal activities at fair value when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon our commitment to an exit plan, which is generally before an actual liability has been incurred. The requirements of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45 — “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We have certain existing guarantees that when modified will require us to record a liability on our balance sheet for the fair market value of the guarantee.

In January 2003, the FASB issued FIN No. 46 — “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued Interpretation No. 46 (revised December 2003) (FIN 46R), which replaces FIN 46. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” defines what these variable interest entities are and provides guidelines on identifying them and assessing an enterprise’s interests in a variable interest entity to decide whether to consolidate that entity. Generally, application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 or FIN 46R did not have a material impact on our results of operations or financial condition.

In April 2003, the FASB issued SFAS No. 149 — “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” SFAS 149 is effective for contracts with derivative instruments and hedging relationships entered into or modified after June 30, 2003. SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. This statement also amends the definition of an underlying security to conform it to language used in the FASB’s Financial Interpretation (FIN) 45 — “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” We account for our hedges with comparable characteristics similarly; accordingly, the adoption of SFAS 149 did not have a material impact on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150 — “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which addresses how to classify and measure certain financial instruments with characteristics of both liabilities (or an asset, in some circumstances) and equity. SFAS 150 requirements apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our results of operations or financial position.

In December 2003, the FASB issued SFAS No. 132 (revised 2003) — “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition provisions of SFAS Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in the original version of SFAS Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. It requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. It requires that information be provided separately for pension plans and for other postretirement benefit plans. The revised Statement is effective for financial statements with fiscal years ending after December 15, 2003. The adoption of SFAS No. 132 (revised 2003) did not have a material impact on our results of operations or financial position.

In May 2004, the FASB issued FASB Staff Position (FSP) 106-2 — “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act.” which provides guidance on how companies should account for the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) on its postretirement health care plans. To encourage employers to retain or provide postretirement drug benefits, beginning in 2006 the federal government will provide nontaxable subsidy payments to employers that sponsor prescription drug benefits to retirees that are “actuarially equivalent” to the Medicare benefit. Although formal guidance in determining actuarial equivalence has not been provided, we expect that our prescription drug plan will qualify for the government subsidy. Effective July 1, 2004, Knight Ridder prospectively adopted FSP 106-2. Adoption of FSP 106-2 reduced the accumulated postretirement benefit obligation by approximately $9.2 million and resulted in an unrecognized actuarial gain of a similar amount. The unrecognized actuarial gain will be amortized over the estimated expected service life of the participants. Adoption resulted in a $600,000 reduction in postretirement benefits cost for the six months ended December 26, 2004.

NOTE 2. INCOME TAXES

Our income tax expense is determined under the provision of Statement of Financial Accounting Standards 109, Accounting for Income Taxes, which requires the use of the liability method.

Substantially all of our earnings are subject to domestic taxation. No material foreign income taxes have been imposed on reported earnings.

Federal, state and local income taxes (benefits) consist of the following (in thousands):

	2004		2003		2002
	CURRENT	DEFERRED	CURRENT	DEFERRED	CURRENT	DEFERRED
Federal income taxes	$166,679	$(3,694)	$145,701	$(2,725)	$45,218	$98,825
State and local income taxes	12,690	(624)	22,287	1,680	17,793	5,107
Total	$179,369	$(4,318)	$167,988	$(1,045)	$63,011	$103,932

Cash payments of income taxes for the years 2004, 2003 and 2002 were $171.0 million, $114.1 million and $114.4 million, respectively.

The differences between income tax expense shown in the financial statements and the amounts determined by applying the federal statutory rate of 35% in each year are as follows (in thousands):

	2004	2003	2002
Federal statutory income tax	$175,453	$162,055	$157,034
State and local income taxes, net of tax benefit	15,688	15,579	14,885
Tax settlements and other, net	(16,090)	(10,691)	(4,976)
Total	$175,051	$166,943	$166,943

Our effective tax rate was lower in 2004 than in 2003, mainly due to the favorable resolution of tax matters from prior years.

The deferred tax asset and liability at the fiscal year end is comprised of the following components (in thousands):

	2004	2003
DEFERRED TAX ASSETS
Postretirement benefits other than pensions (including amounts related to
partnerships in which we participate)	$66,826	$72,224
Minimum pension liability	79,708	58,854
Accrued interest	4,952	10,039
Capital loss carryforward	4,445	4,675
State net operating loss carryforward	15,825	16,057
Other nondeductible accruals	46,858	46,038
Deferred Tax Assets	$218,614	$207,887
Valuation allowance on carryforward items	12,392	13,060
Net Deferred Tax Assets	$206,222	$194,827
DEFERRED TAX LIABILITIES
Depreciation and amortization	$348,263	$345,309
Compensation and benefit accruals	31,063	52,905
Equity in partnerships and investees	69,545	64,288
Other	8,712	8,858
Deferred tax liabilities	$457,583	$471,360
Net deferred tax liability	$251,361	$276,533

The components of deferred taxes included in the Consolidated Balance Sheet are as follows (in thousands):

	2004	2003
Current asset	$16,116	$19,899
Noncurrent liability	267,477	296,432
Net deferred tax liability	$251,361	$276,533

We also maintain a liability to cover the cost of additional tax exposure items on the filing of the federal and state income tax returns. As of December 26, 2004 and December 28, 2003, this liability amounted to $31.8 million and $63.9 million, respectively.

Note 3. Debt

In January 2004, we entered into additional interest rate swap agreements, converting $200 million of fixed rate debt for variable rate debt. We entered into these agreements to manage interest rate exposure by achieving a desired proportion of fixed rate versus variable rate debt.

In July 2004, we amended and restated our revolving credit facility. We extended its maturity to July 2009 and increased our credit capacity to $1 billion from $895 million.

In November 2004, we issued $200 million of senior notes payable. The 10-year notes were issued at a coupon rate of 4.625%. Proceeds were used to reduce the company’s outstanding commercial paper.

Debt consisted of the following (in thousands):

	DEC. 26,	DEC. 28,
	2004	2003
Long-term debt:
Commercial paper due at various dates through February 14, 2005, at an effective interest rate of 2.27% as of December 26, 2004 and
1.09% as of December 28, 2003(a)	$210,679	$365,404
Debentures due on April 15, 2009, bearing interest at 9.875%, net of
unamortized discount of $709 in 2004 and $874 in 2003	199,291	199,126
Debentures due on November 1, 2027, bearing interest at 7.15%, net
of unamortized discount of $4,484 in 2004 and $4,680 in 2003	95,516	95,320
Debentures due on March 15, 2029, bearing interest at 6.875%, net of
unamortized discount of $2,949 in 2004 and $3,070 in 2003	297,051	296,930
Notes payable due on November 1, 2007, bearing interest at 6.625%,
net of unamortized discount of $648 in 2004 and $877 in 2003	99,352	99,123
Notes payable due on June 1, 2011, bearing interest at 7.125%, net of
unamortized discount of $1,857 in 2004 and $2,147 in 2003	298,144	297,853
Senior notes payable due on November 1, 2014, bearing interest at
4.625%, net of unamortized discount of $2,030 in 2004	197,970	-
Senior notes payable due on December 15, 2005, bearing interest at
6.3%, net of unamortized discount of $96 in 2004 and $196 in 2003(b)	99,904	99,804
Total debt	1,497,907	1,453,560
Less amounts payable in one year	-	20,000
Total long-term debt	$1,497,907	$1,433,560

(a) Commercial paper is supported by a $1 billion revolving credit facility, which matures in July 2009. Debt covenants of the facility require us to maintain certain debt-to-cash flow ratio. Other provisions place restrictions on liens and prohibit cross-default.

(b) This amount has been excluded from “less amounts payable in one year” because management has the ability and intent to refinance this debt with commercial paper, which is supported by our $1 billion revolving credit facility, which matures in 2009.

Interest payments during 2004 and 2003 were $64.0 million and $65.6 million, respectively.

We enter into certain interest rate swap agreements to manage interest rate exposure by achieving a desired proportion of fixed-rate versus variable-rate debt. In accordance with SFAS 133 — “Accounting for Derivative Instruments and Hedging Activities,” we account for our interest rate swap agreements as fair-value hedges. Accordingly, changes to the fair market value of these agreements (due to movements in the benchmark interest rate) are recorded as both an asset and offsetting liability on the Consolidated Balance Sheet in the caption “Fair value of interest rate swap agreements.” There was no ineffectiveness associated with the swaps during fiscal years 2004 and 2003. Also, we do not trade or engage in hedging for investment purposes.

The swap agreements expire at various dates in 2005, 2007, 2009 and 2011, matching the expiration and nominal value of the underlying debt, and effectively convert an aggregate principal amount of $700 million of fixed-rate, long-term debt into variable-rate borrowings. The variable interest rates are based on three- or six-month LIBOR, plus a rate spread. For the year ended December 26, 2004, the weighted-average variable interest rate under these agreements was 4.3% versus a fixed rate of 8.0%. The fair value of the swap agreements at December 26, 2004 and December 28, 2003, totaled $34.2 million and $46.9 million, respectively, and were recorded on the Balance Sheet as other noncurrent assets, with an offsetting noncurrent liability.

We guarantee 13.5% of the debt of Ponderay Newsprint Company’s credit facility, which amounted to $9.7 million as of December 26, 2004. The guarantee arose in April 2000 when Ponderay restated its credit agreement with a bank consortium to replace a facility used to finance construction of the newsprint mill. We guarantee the portion of the credit facility that matures in April 2006. The guarantee could be triggered by Ponderay’s failure to meet any of its bank covenants, at which time we could be liable for the full portion of this guarantee. This guarantee, accounted as an off-balance sheet instrument, totaled $9.7 million and $13.2 million for 2004 and 2003, respectively.

We are a one-third partner of SP Newsprint Co. In November 2002, SP Newsprint amended and restated its credit agreement with certain lenders. The agreement stipulates that should SP’s consolidated liquidity fall below $5 million, it would be in default of its covenant and we and the other partners would be required to make a sufficient equity contribution (limited to approximately $6.7 million), in sufficient amount to cure the default. As of December 2004, we contributed equity of $2 million in connection with this agreement. The obligation ends when SP Newsprint first meets certain conditions including, but not limited to, predetermined leverage and fixed-charge coverage ratios and certain liquidity requirements. We also had a demand obligation to SP Newsprint Co. for $6.7 million. The obligation arose in August 1985 in connection with an advance to us (and the other partners) by SP. In 2003, SP Newsprint requested and we repaid this obligation.

The following table presents the approximate annual maturities of debt, net of discounts and excluding the fair market value of interest rate swaps, for the years after 2004 (in thousands):

2005	$-
2006	-
2007	99,352
2008	-
2009	509,874
Thereafter	888,681
Total	$1,497,907

NOTE 4. UNCONSOLIDATED COMPANIES AND JOINT VENTURES

The caption “Equity in unconsolidated companies and joint ventures” in the Consolidated Balance Sheet represents our equity in the net assets of Detroit Newspapers; Seattle Times and subsidiaries; Newspapers First, a company responsible for the sales and servicing of retail, national and classified advertising accounts for a group of newspapers; SP Newsprint Co. and Ponderay Newsprint Company, two newsprint mill partnerships; CareerBuilder, LLC, a company in the business of providing online recruitment and career development services; Classified Ventures, LLC, an online classified listings services; Knight Ridder/Tribune Information Services, Inc., a provider of online access to news wires, features, graphics and photographic content to different media markets; Tribe, an online knowledge-sharing community; CityXpress, Corp., a company that provides online marketplaces, including event auctions, continuous business-to-consumer marketplaces, and ecommerce-enabled classifieds; CrossMedia Services, Inc., an online advertising and marketing agency that enables us to localize the Internet; Media Consortium LLC, a purchasing consortium; Newscom, LLC, a company that provides online access to news wires, features, graphics and photographic content to the media; Wave South Florida, a company devoted to the recreational boating and water sport industry through specialized publications and online auctions.

Following is our ownership interest in unconsolidated companies and joint ventures as of December 26, 2004:

% OWNERSHIP
COMPANY	INTEREST
CareerBuilder, LLC	33.3
Classified Ventures	20.2
CityXpress Corp	35.6
CrossMedia Services, Inc.	33.3
Detroit Newspaper Agency	50.0
Knight Ridder/Tribune Information Services, Inc.	50.0
Media Consortium LLC	20.0
Newscom, LLC	50.0
Newspapers First	27.5
Ponderay Newsprint Company	13.5
Seattle Times Company:
Voting Stock	49.5
Nonvoting stock	65.0
SP Newsprint Co.	33.3
Tribe Networks, Inc.	19.0
Wave South Florida	40.0

Summary financial information for our unconsolidated companies, joint ventures and partnerships accounted for under the equity method is as follows (in thousands):

	2004	2003	2002
Current assets	$337,946	$312,075	$308,005
Property, plant and equipment, net, and other assets	1,705,488	1,666,533	1,685,431
Current liabilities	250,068	317,593	269,076
Long-term debt and other noncurrent liabilities	596,918	576,824	620,976
Revenue	1,759,494	1,500,202	1,423,174
Gross profit	965,634	839,451	440,371
Earnings (losses) before cumulative effect of change in accounting principle of unconsolidated company	39,600	41,129	(31,818)
Cumulative effect of change in accounting principal of unconsolidated company	-	-	(48,557)
Earnings (losses), net	39,600	41,129	(80,375)
Our share of:
Net assets	349,365	295,240	301,680
Equity losses, net of earnings, of unconsolidated companies and joint ventures	(23,883)	(24,077)	(62,262)
Dividends and cash distributions received	$2,916	$3,125	$7,375

On June 25, 2004, The Seattle Times sold certain parcels of land for net proceeds of $30 million. The Seattle Times used the proceeds to reduce its debt. Currently, the entire pre-tax gain of $24 million has been deferred due to certain unresolved contingencies. When resolved, Knight Ridder, as a 49.5% owner of The Seattle Times, will record its pro-rata share of the gain for accounting purposes. We did not receive any cash in connection with this transaction.

NOTE 5. BUSINESS SEGMENTS

We report the results of our operations in two segments: newspapers and online. We also report certain administrative activities under the corporate segment. Our operations are in the U.S. and no single customer accounted for 10% or more of our consolidated operating revenue.

Our newspapers segment is comprised of 31 daily and 53 nondaily newspapers in 28 U.S. markets, with a readership of approximately 9.0 million daily and 12.6 million on Sunday. Revenue is principally derived from advertising and newspaper sales. Advertising revenue accounted for about 78.0% of newspaper revenue in 2004. Advertising revenue comes from the three basic categories — retail, national and classified. Circulation revenue results from the sale of newspapers. Circulation of daily and Sunday newspapers accounted for 18.0% of consolidated revenue in 2004. Other revenue is generated from commercial job printing, niche and book publications, newsprint waste sales and other miscellaneous sources. We believe that our newspapers are economically similar and that the long-term prospects for our newspapers support this conclusion. We have established an operating profit objective in the mid-20% range for our newspapers. We also believe that the nature of the products and services, production processes, customers, and distribution methods are identical for our newspapers and support aggregation of our newspapers as a single segment.

Online. Online revenue, which represents approximately 3.8% of consolidated revenue for 2004, consists primarily of online recruitment and other classified advertising, Web banner advertising and revenue from content syndication. Approximately 69% of the online segment revenue is attributable to sales made by, or in combination with, our newspapers.

The profitability measure employed by management and our chief operating decision maker for making decisions about allocating resources to segments and assessing segment performance is operating profit. Operating profit excludes interest income and expense, equity in losses of unconsolidated companies and joint ventures, minority interest in earnings of consolidated subsidiaries, income tax expense and other non-operating income and expense items. Also, inter-segment revenue of $1.6 million is excluded from the computation of operating profit.

We centrally manage key aspects of our operations through our shared-service center, established to realize economies of scale, to use our resources efficiently and to promote common business fundamentals, policies and procedures. Our newspapers also have access to news stories from our centrally managed Washington and foreign bureaus. Nearly 50% of our newspapers’ non-labor operating expenses are allocated by corporate, directly or through our shared services center in Miami. That operation, which reports directly to corporate headquarters, negotiates procurement contracts for products and services used by all of our newspapers. Allocated expenses include pension, health and welfare self-insurance, workers’ compensation, and casualty and property insurance. Procurement under our shared services contracts include expenditures for newsprint, ink, computer software and hardware, office supplies and telecommunications, among others. The cost to operate our shared services center and other corporate operations managed on a common basis are allocated to the segments.

The accounting policies of the reportable operating segments are the same as those described in the Summary of Significant Accounting Policies (see Note 1). Financial data for our segments are as follows (in thousands):

	DEC. 26, 2004	DEC. 28, 2003	DEC. 29, 2002
Operating revenue
Newspapers	$2,899,559	$2,866,254	$2,871,532
Online	114,590	79,737	55,303
Total	$3,014,149	$2,945,991	$2,926,835
Operating income
Newspapers	$595,670	$591,931	$650,237
Online	36,007	15,214	(8,873)
Corporate	(46,437)	(39,538)	(36,002)
Total	$585,240	$567,607	$605,362
Depreciation and amortization
Newspapers	$92,658	$103,595	$113,941
Online	3,345	3,677	5,154
Corporate	4,682	5,169	5,600
Total	$100,685	$112,441	$124,695
Assets
Newspapers	$3,776,862	$3,701,790	$3,673,374
Online	136,165	119,705	118,743
Corporate	220,682	275,184	372,541
Total	$4,133,709	$4,096,679	$4,164,658
Capital Expenditures
Newspapers	$111,971	$70,051	$66,654
Online	598	884	1,074
Corporate	4,691	2,252	2,284
Total	$117,260	$73,187	$70,012

The newspaper segment reports all goodwill and indefinite-lived intangible assets.

NOTE 6. CAPITAL STOCK

At year-end 2004, we had 20 million shares of preferred stock authorized and available for future issuance. No preferred stock was issued or outstanding.

We have a shareholder rights agreement. The agreement grants each holder of a common share a right, under certain conditions, to purchase from us a unit consisting of one one-hundredth of a share of preferred stock at a price of $150, subject to adjustment. The rights provide that in the event we are a surviving corporation in a merger, each holder of a right will be entitled to receive, upon exercise, common shares having a value equal to two times the exercise price of the right. In the event we engage in a merger or other business combination transaction in which we are not the surviving corporation, the rights agreement provides that proper provision shall be made so that each holder of a right will be entitled to receive, upon the exercise thereof at the then-current exercise price of the right, common stock of the acquiring company having a value equal to two times the exercise price of the right. No rights certificates will be distributed until 10 days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of our outstanding common stock, or 10 business days following the commencement of a tender offer or exchange offer for 20% or more of our outstanding stock. Until such time, the common share certificates of the company evidence the rights. The rights are not exercisable until distributed and will expire on July 10, 2006, unless we redeem or exchange them sooner. We have the option to redeem the rights in whole, but not in part, at a price of $0.01 per right, subject to adjustment. Our Board of Directors has reserved 1,500,000 preferred shares for issuance upon exercise of the rights.

The Employees Stock Purchase Plan provides for the sale of common stock to our employees at a price equal to 85% of the market value at the end of each purchase period. Participants under the plan received 213,153 shares in 2004, 216,910 shares in 2003 and 226,267 shares in 2002. The purchase price of shares issued in 2004 under this plan ranged from $54.88 to $64.70, and the market value on the purchase dates of such shares ranged from $64.56 to $76.12.

The Employee Stock Option Plan provides for the issuance of nonqualified stock options and incentive stock options. Options are issued at prices not less than fair market value at date of grant. Options vest over three years from the date of grant (except for grants of 100 shares, which vest in one year). Options vesting over three years vest annually in three equal installments, and all options expire no later than 10 years from the date of grant. The option plan provides for the discretionary grant of stock appreciation rights (SAR’s) in tandem with previously granted options, which allow a holder to receive in cash, stock or combinations thereof the difference between the exercise price and the fair market value of the stock at date of exercise. As of December 26, 2004, there were no SAR’s granted. Shares of common stock relating to options outstanding under this plan are reserved at the date of grant.

Proceeds from the issuance of shares under the Employees Stock Purchase Plan and the Employee Stock Option Plan are included in shareholders’ equity and did not affect earnings in any of the three fiscal years ended 2004.

Transactions under the Employee Stock Option Plan are summarized as follows:

		WEIGHTED-AVERAGE
		EXERCISE PRICE PER
	NUMBER OF SHARES	SHARE
Outstanding December 30, 2001	9,999,610	$52.39
2002: Exercised	(1,416,183)	45.79
Forfeited/expired	(258,258)	58.13
Granted	2,115,327	62.32
Outstanding December 29, 2002	10,440,496	$55.15
2003: Exercised	(1,529,026)	49.56
Forfeited/expired	(214,298)	59.43
Granted	1,865,798	74.77
Outstanding December 29, 2003	10,562,970	$59.34
2004: Exercised	(1,064,508)	50.49
Forfeited/expired	(239,110)	64.93
Granted	1,801,907	68.32
Outstanding December 26, 2004	11,061,259	$61.53

We also maintain a Compensation Plan for Nonemployee Directors. The purpose of the plan is to attract and retain the services of qualified individuals who are not employees to serve as members of the Board of Directors. In 1997, there were 200,000 shares authorized for issuance under the plan. As of December 26, 2004, there were 176,997 shares available for issuance under the Plan. Nonemployee directors receive the following compensation: (1) an annual retainer fee payable half in our common stock and half in cash or stock, at the director’s election; (2) board and committee meeting attendance fees; (3) an annual stock option grant; and (4) for certain directors, annual phantom shares and retirement benefits. All options vest in three equal installments over a three-year period from the date of grant and expire no later than ten years from the date of grant. The expiration dates for options granted range from December 16, 2007, to December 13, 2014.

Stock transactions under the Compensation Plan for Nonemployee Directors are summarized as follows:

		WEIGHTED-AVERAGE
		EXERCISE PRICE PER
	NUMBER OF SHARES	SHARE
Outstanding December 31, 2001	132,000	$55.59
2002: Exercised	(2,000)	51.72
Forfeited/expired	-	-
Granted	28,000	62.16
Outstanding December 29, 2002	158,000	$56.80
2003: Exercised	(22,002)	$54.31
Forfeited/expired	(13,998)	59.04
Granted	40,000	75.21
Outstanding December 29, 2003	162,000	$61.47
2004: Exercised	(20,000)	53.79
Forfeited/expired	(8,000)	50.67
Granted	45,000	67.32
Outstanding December 26, 2004	179,000	$64.28

The following table summarizes information about stock options outstanding under the Employee Stock Option Plan and the Compensation Plan for Nonemployee Directors at December 26, 2004:

	OUTSTANDING			EXERCISABLE
		WEIGHTED-	WEIGHTED-		WEIGHTED-
Stock Options Outstanding		AVERAGE	AVERAGE		AVERAGE
Exercise Price Range	SHARES	LIFE(A)	EXERCISE PRICE	SHARES	EXERCISE PRICE
$32.38 - $52.38	1,613,012	3.1	$47.01	1,613,012	$47.01
52.39 - 54.81	1,709,203	6.0	54.76	1,709,203	54.76
54.82 - 61.87	1,098,003	5.2	58.09	1,090,446	58.07
61.88 - 62.22	1,586,942	8.0	62.16	1,032,186	62.16
62.23 - 66.84	1,560,473	7.0	62.38	1,513,613	62.32
66.85 - 75.20	1,806,134	9.4	67.73	150,625	70.65
75.21 - 77.75	1,866,492	9.0	75.34	583,503	75.21
Total	11,240,259	7.0	$61.58	7,692,588	$57.95

(a) Average contractual life remaining in years

At year-end 2004, options with an average exercise price of $57.95 were exercisable on 7.7 million shares; at year-end 2003, options with an average exercise price of $54.54 were exercisable on 7.0 million shares; at year-end 2002, options with an average exercise price of $51.86 were exercisable on 6.7 million shares.

At December 26, 2004, our stock option plans and stock purchase plan had the following shares available for issuance:

SHARES
Employee Stock Option Plan	1,631,092
Employees Stock Purchase Plan	470,362
Nonemployee Directors Plan	176,997
Total	2,278,451

See “Note 1. Summary of Significant Accounting Policies” on pages 32 through 36 of this report for the pro forma information, as required by SFAS 123 and SFAS 148, regarding net income and earnings per share determined as if we had accounted for our stock options under the fair-value method of those statements.

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

NOTE 7. RELATED PARTY TRANSACTIONS

We generate revenue from CareerBuilder and Classified Ventures products for online advertisements placed in our markets. In 2004, we recorded $49.1 million in revenue related to CareerBuilder products, and $16.2 million related to Classified Ventures products. We also had $4.4 million and $9.0 million in expenses for products and services provided by CareerBuilder and Classified Ventures, respectively, related to the uploading and hosting of online advertising on behalf of our newspapers’ advertisers. During 2003, we recorded $31.0 million in revenue related to CareerBuilder and $10.3 million related to Classified Ventures products. The expenses recorded related to services provided by CareerBuilder and Classified Ventures were $2.9 million and $6.4 million.

We have ongoing purchase commitments with SP Newsprint and Ponderay, our two newsprint mill partnership investments. These future commitments are for the purchase of a minimum of 77,000 metric tons and 28,400 metric tons of newsprint in 2005 with SP Newsprint and Ponderay, respectively, at current market prices. For 2004, 2003 and 2002, we had purchases from SP Newsprint of approximately $60.4 million, $63.7 million and $62.8 million, respectively. We had purchases from Ponderay of approximately $15.7 million, $14.5 million and $13.1 million for 2004, 2003 and 2002, respectively. We also have a sales commitment with the Detroit Newspapers to supply them with 50% of their newsprint requirements, which in 2005 will be approximately $23.8 million. In 2004, 2003 and 2002, we supplied approximately $25.5 million, $24.0 million and $24.1 million, respectively, of newsprint to Detroit Newspapers. We have the resources necessary to fulfill these commitments in 2005.

We sell products provided by some of our investees and incur marketing expenses to promote these branded products. These marketing expenses include radio, billboards, newspaper advertisements, direct mail campaigns and other promotional items. We do not record revenue related to these cross-branding promotions. Also, from time to time, we may engage in transactions with other equity investees but, in the aggregate, they are not considered significant.

NOTE 8. GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS 142 — “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill and other indefinite-lived intangible assets are no longer amortized, but are reviewed at least annually for impairment. Goodwill and other indefinite-lived intangible assets are required to be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. Beginning December 31, 2001, we have applied the new accounting rules and have ceased amortization of goodwill and other indefinite-lived intangible assets.

We completed our initial evaluation of goodwill and other indefinite-lived intangible assets during the second quarter of 2002 and no impairment was indicated. We perform our annual review for impairment during the fourth quarter of each year. Impairment testing is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. Under the criteria set forth by SFAS 142, we have 29 reporting units. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using a discounted cash flow analysis. As of October 1, 2004, we performed our annual evaluation of goodwill and other indefinite-lived intangible assets and determined that no impairment exists.

We owned 50% of CareerBuilder (formerly Career Holdings, Inc.), when it completed its evaluation of goodwill in the second quarter of 2002. Our investment in CareerBuilder is recorded under the equity method of accounting. We reflected our share of CareerBuilder’s impairment of goodwill, $24.3 million, or $0.29 per diluted share, arising from its adoption of SFAS 142 in the second quarter ended June 30, 2002, as a year- to-date cumulative effect of a change in accounting principle consistent with CareerBuilder’s characterization of the write-down. No further impairment has been identified as a result of CareerBuilder’s annual evaluation of goodwill and other indefinite-lived intangible assets.

Goodwill and other identifiable intangible assets, along with their original weighted-average lives, at December 26, 2004, consisted of the following (in thousands):

	GROSS	ACCUMULATED	NET	WEIGHTED-
	AMOUNT	AMORTIZATION	AMOUNT	AVERAGE LIFE
Intangible assets continuing to be amortized:
Advertiser lists	$43,558	$29,707	$13,851	12.2
Subscriber lists	33,651	26,382	7,269	9.5
Other	1,460	614	846	7.9
Total	$78,669	$56,703	$21,966	11.0
Goodwill and other identified intangible assets
not being amortized:
Goodwill			$1,799,061
Newspaper mastheads			288,296
Intangible pension asset			28,612
Other			670
Total			$2,116,639
Total goodwill and other identifiable intangible assets			$2,138,605

Estimated annual aggregate amount of amortization of other identified intangible assets expense will be approximately $6.8 million for 2005 through 2006, $4.1 million in 2007 and $1.3 million for 2008 through 2009.

The defined benefit pension plans we sponsored were affected by increased benefit obligations due to declines in interest rates. The accumulated benefit obligation exceeded the fair value of plan assets for many of our pension plans. SFAS 87 — “Employers’ Accounting for Pension Plans” required recognition of an additional minimum liability for those deficient plans. We recorded $28.6 million and $23.3 million at December 2004 and 2003, respectively, as an intangible pension asset which is not amortized.

The following is a summary of the balances of goodwill and other identified intangible assets as of December 28, 2003 and December 26, 2004 (in thousands):

				ADDITIONS TO
		CHANGE IN		GOODWILL AND
		BALANCE Of	AMORTIZATION OF	OTHER IDENTIFIED
	DECEMBER 28,	INTANGIBLE	OTHER	INTANGIBLE	DECEMBER 26,
	2003	PENSION ASSET	INTANGIBLES	ASSETS	2004
Goodwill	$1,790,229	$-	$-	$8,832	$1,799,061
Newspaper mastheads	284,284			4,012	288,296
Other	52,203	5,276	(6,831)	600	51,248
Total	$2,126,716	$5,276	$(6,831)	$13,444	$2,138,605

The $13.4 million increase in goodwill and other identified intangible assets related to certain acquisitions in the second and third quarters of 2004.

NOTE 9. ACQUISITIONS AND DISPOSITIONS

In January 2002, we sold our stock in MatchNet plc, realizing proceeds of $651,000 and recording an aggregate pre-tax loss of approximately $4.3 million.

On October 2, 2002, we and Tribune each sold one-third of our respective interests in CareerBuilder to Gannett for $98.2 million. Our share of the proceeds was approximately $49 million. The sale price was our carrying value and no gain or loss was recorded on the sale. We currently own a 33.3% interest in CareerBuilder through Knight Ridder Digital.

In March 2003, we sold our one-third share of InfiNet Company to Gannett for approximately $4.5 million. We recorded a $1.0 million pre-tax gain on the sale.

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

During 2004, we made $43.7 million in acquisitions consisting of the following:

In February 2004, we completed the acquisition of Alliance Newspapers. Alliance is a group of seven weekly newspapers and one monthly newspaper serving the area north of Fort Worth in Denton and Northeast Tarrant Counties. Alliance offers total market coverage with circulation of approximately 25,000.

In April 2004, Broad Street Community Newspapers (BSCN) acquired certain assets of the News Star and Publiset. The Star products will help grow BSCN’s community newspapers in the Philadelphia metro area.

In May 2004, Knight Ridder, Gannett and Tribune each acquired a one-third interest in CrossMedia Services, Inc., a provider of Web-based marketing solutions for national and local retailers. We also acquired the assets of four community newspapers and three shopper publications previously owned by Superior Publishing Corporation. The acquired newspapers include the (Duluth MN) Budgeteer News, The (Cloquet MN) Pine Journal, The Daily Telegram in Superior, WI, and the Lake County News-Chronicle in Two Harbors, MN. The purchase also included the Manney’s Shopper zones in Superior, Cloquet and Two Harbors.

In June 2004, we acquired a 35.6% undiluted ownership interest in CityXpress, a provider of online auctions for newspapers. The remaining is owned by Lee Enterprises, management and employees of CityXpress and other shareholders.

In August 2004, we acquired the assets of The (Flower Mound) Messenger, the leading bi-weekly in the Flower Mound suburb of Fort Worth. The paper is a tabloid published every two weeks and mailed to approximately 28,500 households in Flower Mound and the surrounding communities of Highland Village, Copper Canyon, Double Oak and Lantana.

NOTE 10. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The following is a summary of the components of net periodic benefit cost for the defined benefit pension plans and defined benefit postretirement plans (other benefits), along with the total amounts charged to pension expense for multi-employer defined benefit pension plans, defined contribution plans and other agreements. We use a measurement date of the last day of our fiscal year for the majority of our pension and other postretirement benefit plans (in thousands).

		PENSION BENEFITS			OTHER BENEFITS
	2004	2003	2002	2004	2003	2002
Defined benefit plans:
Service cost	$38,779	$34,238	$35,558	$1,507	$1,741	$2,955
Expected expenses paid by plan or
company	2,902	3,021	3,112	375	-	-
Interest cost	90,528	87,589	83,600	8,706	10,785	11,526
Expected return on plan assets	(110,710)	(111,564)	(109,091)		-	(730)
Recognized net actuarial (gain) loss	8,227	3,513	(5,455)	3,253	2,212	224
Amortization of prior service cost	4,293	5,153	5,468	(3,120)	(3,878)	(4,103)
Amortization of transition asset	(18)	(44)	-		-	-
Settlement charge		-	-		-	(7,817)
Immediate loss recognition		-	-		799	-
Adjustments		(94)	-		-	-
Net expense	34,001	21,812	13,192	10,721	11,659	2,055
Multi-employer union plans	13,522	11,184	13,247		-	-
Defined contribution plans	11,742	12,189	11,920		-	-
Other	980	1,596	2,273		-	-
Net periodic benefit cost	$60,245	$46,781	$40,632	$10,721	$11,659	$2,055

Service cost in 2002 included approximately $6.7 million related to accelerating the retirement of certain employees under a work force reduction program and settlement cost related to the termination of a plan for which benefits were replaced by a multi-employer pension plan.

Weighted-average assumptions used each year in accounting for defined benefit plans were:

		PENSION BENEFITS			OTHER BENEFITS
	2004	2003	2002	2004	2003	2002
Discount rate as of year end	5.94%	6.25%	6.75%	5.20%	6.25%	6.75%
Expected return on plan assets	8.74	9.00	9.00			6.50
Rate of compensation increase	3.80	3.80	3.80			4.50
Medical trend rate:
Initial				9.25	10.00	10.00
Reducing to this percentage by
the seventh year				5.00	5.00	5.00

The Expected Long-term Rate of Return on Assets assumption was developed through analysis of historical market returns, current long-term expectations by asset class and expected allocation of plan assets. Overall, for 2004 it was projected that our plans would achieve an 8.74% net annual long-term future rate of return.

Beginning with 2004, the discount rate as of year-end directly reflects each plan’s expected future cash flows and the available yields on high quality fixed income investments with durations appropriate for those projected cash flows. Weighted by each plan’s obligation, the overall discount rate is 5.94% as of December 26, 2004 for pension obligations, and 5.20% for other benefit obligations.

We sponsor a defined contribution retirement plan under section 401(k) of the Internal Revenue Code. The provisions of this plan allow for voluntary employee contributions on a pre-tax basis of up to 75% of an employee’s salary (20% on an after-tax basis), subject to certain annual limitations. The plan allows participants to invest their savings in various investments, including our common stock. We make matching contributions, which are allocated to eligible participants. Non- union and certain union employees are eligible after meeting certain service requirements. We made contributions to this plan of $11.7 million, $12.2 million and $11.9 million in 2004, 2003, and 2002, respectively.

The assumed health-care-cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health-care-cost trend rate would have the following effects (in thousands):

	ONE-PERCENTAGE-	ONE-PERCENTAGE-
	POINT INCREASE	POINT DECREASE
Effect on total of service and interest cost components in 2004	$521	$(449)
Effect on postretirement benefit obligation as of December 26, 2004	5,358	(4,704)

The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheet for our benefit plans, excluding liabilities of Detroit Newspapers that are reported net in the Consolidated Balance Sheet under the caption “Equity in unconsolidated companies and joint ventures” (in thousands):

		PENSION BENEFITS			OTHER BENEFITS
	2004	2003	2002	2004	2003	2002
Change in benefit obligation
Benefit obligation at beginning of year	$1,459,050	$1,289,876	$1,124,854	$166,109	$156,495	$133,621
Service cost	38,779	34,238	35,558	1,507	1,741	2,955
Interest cost	90,528	87,589	83,600	8,706	10,785	11,526
Plan participants’ contributions		-	-	2,102	2,077	1,901
Amendments	28	414	15,752	(29,440)	(22,211)	-
Actuarial loss (gain)	54,432	107,484	113,261	(3,165)	34,325	37,770
Benefits paid	(65,081)	(60,551)	(63,808)	(16,832)	(17,103)	(20,523)
Effect of plan settlement		-	(19,341)	-	-	(10,755)
Prior Service Cost Adjustment				1,691
Benefit obligation at end of year	$1,577,736	$1,459,050	$1,289,876	$130,678	$166,109	$156,495
Change in plan assets
Fair value of plan assets at beginning of year	$1,240,603	$1,045,143	$1,079,956	$-	$-	$10,892
Actual return on plan assets	129,094	229,534	(86,868)	-	-	732
Company contributions	12,495	29,730	138,039	14,730	15,026	17,753
Plan participants’ contributions		-	-	2,102	2,077	1,901
Benefits paid	(65,081)	(60,551)	(63,808)	(16,832)	(17,103)	(20,523)
Expenses paid by plan	(2,961)	(3,253)	(2,835)		-	-
Effect of plan settlement		-	(19,341)		-	(10,755)
Fair value of plan assets at end of year	$1,314,150	$1,240,603	$1,045,143	$-	$-	$-
Funded status of plan	$(263,586)	$(218,447)	$(244,733)	$(130,678)	$(166,109)	$(156,495)
Unrecognized net actuarial loss	324,991	297,110	310,833	64,496	71,290	39,976
Unrecognized prior service cost	25,559	29,825	34,564	(46,840)	(22,211)	(3,878)
Unrecognized transition asset		(18)	(63)		-	-
Net prepaid (accrued) benefit cost	$86,964	$108,470	$100,601	$(113,022)	$(117,030)	$(120,397)

In mid-2004, the Company amended its postretirement benefit provisions to make changes effective January 1, 2005 to medical benefits for future retirees, medical benefits for certain existing retiree groups, and to exchange existing retiree life insurance benefits for employer-funded Health Reimbursement Accounts. The net impact of these changes was to reduce the obligation by $29.4 million as of July 1, 2004 and to reduce expense for the third and fourth quarters by $1.9 million in total.

Effective July 1, 2004 the Company also recognized the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Under the Act, beginning in 2006 the government will provide non-taxable subsidy payments to employers who maintain prescription drug benefits for retirees covered by Medicare, as long as those benefits are “actuarially equivalent” to the prescription drug benefits to be offered by Medicare. The Company will qualify for these payments. The impact was to reduce the obligation by an additional $9.2 million as of July 1, 2004, and to reduce expense for the third and fourth quarters by an additional $600,000 in total.

Certain changes to postretirement benefit provisions were made in late 2003. Retiree life insurance benefits were eliminated for substantially all employees retiring after January of 2004. In addition, changes were made in the cost-sharing arrangement for retiree medical benefits for certain collectively bargained employees of the Detroit Free Press. There was no effect on the postretirement expense recorded for fiscal year 2003. The effect of these changes was to reduce the future benefit obligation by $20.5 million as of the beginning of 2004, and to reduce 2004 expense by $4.0 million.

In 2002, we amended the LA Guild plan, which increased the benefit by $7.3 million. A prior service cost was not established for this amendment because of plan termination.

At the end of 2004 and 2003, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans and pension plans with an accumulated benefit obligation in excess of plan assets, were as follows (in thousands):

	ALL PENSION PLANS		THOSE PLANS WHOSE ACCUMULATED BENEFIT OBLIGATION EXCEEDS THE FAIR VALUE OF PLAN’S ASSETS
Year ended	2004	2003	2004	2003
Projected benefit obligation	$1,577,736	$1,459,050	$1,524,034	$1,273,451
Accumulated benefit obligation	1,449,048	1,334,855	1,396,592	1,158,263
Fair value of plan assets	1,314,150	1,240,603	1,261,581	1,059,330

Amounts recognized in the Consolidated Balance Sheet for plans we sponsor consist of (in thousands):

	PENSION BENEFITS			OTHER BENEFITS
	2004	2003	2002	2004	2003	2002
Prepaid benefit cost	$139,064	$157,310	$148,509	$-	$-	$-
Accrued benefit liability	(52,100)	(48,841)	(47,908)	(113,022)	(117,030)	(120,397)
Additional minimum liability	(209,011)	(150,523)	(192,572)
Deferred tax asset	68,552	47,569	61,936
Intangible pension asset	28,612	23,336	26,969
Accumulated other comprehensive loss	111,847	79,619	103,667
Net prepaid (accrued) benefit cost	$86,964	$108,470	$100,601	$(113,022)	$(117,030)	$(120,397)

During recent periods, the defined benefit pension plans we sponsor were affected by increased benefit obligations due to the decline in interest rates used to measure these obligations. As a result, for each of the three years ended in fiscal 2004, the accumulated benefit obligation exceeded the fair value of plan assets for many of our plans. SFAS 87 requires recognition of an additional minimum liability for those deficient plans and, as a result, the accumulated other comprehensive losses recorded as of 2004, 2003, and 2002 were $111.8 million, $79.6 million, and $103.7 million, respectively.

In addition, as of December 26, 2004, we reflected our share of the Detroit News Agency’s, Seattle Times Company’s and SP Newsprints’ minimum pension liability by recording a decrease in our investment in the unconsolidated subsidiaries, and by recognizing an Accumulated Other Comprehensive Loss, net of tax effect, of $23.2 million.

In 2002, with the concurrence of the Philadelphia Guild employees, we transferred certain severance obligations formerly accounted for as postretirement benefits under a company-sponsored plan to a multi-employer pension plan. Concurrent with the transfer, we contributed $3 million to the multi-employer plan. An employer participating in a multi-employer plan recognizes as net pension expense the required contribution each period and a liability solely for any contributions due and unpaid. Accordingly, upon the transfer we recognized a gain of $15 million, consisting of the previously recorded $18 million postretirement benefit obligation for the Guild plan at the date of the transfer, net of the $3 million contribution.

Our asset allocation for our pension plans at the end of 2004 and 2003 and our target allocation range, by asset category, are as follows:

	TARGET ALLOCATION	PERCENTAGE OF PLAN ASSETS AT YEAR END
Asset Category	RANGE	2004	2003
Equity securities	40% - 70%	68%	66%
Debt securities	23% - 45%	28%	27%
Real estate	0% - 8%	3%	4%
Other	0% - 10%	1%	3%
Total		100%	100%

These results represent a weighted average, taking into account a number of different plans and investment policies. Statements of investment policy covering the plans outline the governance structure for making decisions, set objectives and restrictions, including policy allocation ranges and outline criteria for selecting and evaluating managers. Investment managers are given tailored directives that take their capabilities into account. Use of derivatives is permitted only where the manager meets special guidelines. Pension investment committees are responsible for monitoring compliance with the policies.

The pension funds do not hold Knight Ridder securities (common stock or other) directly or in separately managed accounts.

EXPECTED CASH FLOWS

Information about the expected cash flows for the pension and other postretirement benefit plans are as follows (in thousands):

Employer Contributions	PENSION BENEFITS
	FUNDED PLANS	UNFUNDED PLANS	OTHER BENEFITS
2005 (expected)	$7,059	$2,926	$15,269

Information about the expected benefit payments for the next 10 years are as follows (in thousands):

Benefit Payments	PENSION BENEFITS
	FUNDED PLANS	UNFUNDED PLANS	OTHER BENEFITS
2005	$63,860	$2,926	$15,269
2006	65,178	2,886	16,656
2007	67,424	2,846	18,030
2008	72,725	2,808	19,384
2009	76,060	2,780	20,698
2010-2014	463,301	13,390	121,433

Knight Ridder makes contributions to its funded pension plans, and benefits are paid from plan assets. In the case of unfunded pension plans and other benefits plans, Knight Ridder pays benefits directly to participants.

EMPLOYEE LABOR ARRANGEMENTS

We have approximately 18,000 FTEs. Approximately 28% of our full time employees are represented by 67 local unions and work under multiyear collective bargaining agreements. Individual newspapers that have one or more collective bargaining agreements are in Akron, Detroit, Duluth, Fort Wayne, Grand Forks, Kansas City, Lexington, Monterey, Philadelphia, St. Paul, San Jose, State College, Superior and Wichita. These agreements are renegotiated in the years in which they expire. During 2005, there will be negotiations for new collective bargaining agreements in Grand Forks, Kansas City, Monterey, St. Paul, State College, Superior and Wichita, representing approximately 800 employees.

NOTE 11. QUARTERLY OPERATIONS (UNAUDITED)

The newspaper business is seasonal, with the strongest advertising revenue coming in the fourth quarter, followed (at some distance) by the second — and then by the remaining two. Classified advertising revenue in the past has been a reflection of the overall economy and has not been significantly affected by seasonal trends. The following table summarizes our quarterly results of operations (in thousands, except per share data):

		QUARTER
	Description	FIRST	SECOND	THIRD	FOURTH
2004	Operating revenue	$712,271	$760,216	$722,213	$819,449
	Operating income	111,059	155,009	134,018	185,154
	Net income	55,937	86,262	76,879	107,165
	Earnings per share:
	Basic	0.71	1.10	1.00	1.39
	Diluted	0.70	1.08	0.99	1.38
2003	Operating revenue	$699,313	$743,952	$707,214	$795,512
	Operating income	110,551	150,794	128,995	177,267
	Net income	50,672	77,218	69,149	99,032
	Earnings per share:
	Basic	0.62	0.96	0.86	1.24
	Diluted	0.62	0.95	0.85	1.22

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS

A minimum pension liability adjustment is required when the actuarial present value of accumulated pension benefit obligation exceeds plan assets and accrued pension liabilities, less allowable intangible assets. Minimum pension liability adjustments, net of income taxes, are recorded as a component of other comprehensive loss.

The following table presents the components of other comprehensive income for 2004, 2003 and 2002 as shown in the Statement of Shareholders’ Equity (in thousands):

	2004	2003	2002
Net Income	$326,243	$296,071	$257,448
Change in additional minimum pension liability	(32,228)	24,048	(103,667)
Change in additional minimum pension liability of unconsolidated companies	(4,283)	(18,890)
Unrealized loss on derivative instruments of unconsolidated company	(1,040)
Total accumulated comprehensive income (loss)	(37,551)	5,158	(103,667)
Total	$288,692	$301,229	$153,781

Included in accumulated other comprehensive loss is $111.8 million, net of tax of $68.6 million, for our additional minimum pension liability. The additional minimum pension liability for our unconsolidated companies included in total accumulated comprehensive loss is $23.2 million, net of tax of $12.8 million. Also included in total accumulated comprehensive loss is $1.0 million, net of tax of $364,000, for the unrealized loss on derivative instruments for the Seattle Times.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Lease commitments

We lease office and warehouse space under noncancelable lease agreements with expiration dates ranging from 2005 through 2051. Certain leases include renewal provisions at our option and require us to pay for certain common area maintenance and other costs.

At December 26, 2004, we had lease commitments currently estimated to aggregate approximately $93.1 million, as follows (in thousands):

2005	$21,866
2006	17,873
2007	14,154
2008	10,612
2009	6,847
Thereafter	21,778
Total	$93,130

Payments under the lease contracts were $25.1 million in 2004, $25.3 million in 2003 and $25.9 million in 2002.

Agreement with Officers and Others

The Compensation Committee of the Board of Directors authorized us to enter into income security agreements with certain key executives designated by the Committee. Participants are entitled to receive the following, if after a change in control (as defined in the agreements), an executive’s employment is terminated for any reason other than (a) death, (b) disability, (c) retirement, (d) cause, or (e) resignation by the participant for any reason other than good reason, each as defined in the agreement:

•	Lump sum cash severance payment equal to three times the greater of (i) the sum of the salary and cash bonus payable to the participant for the last full calendar year preceding the severance payment or (ii) the sum of the participant’s annualized salary and the maximum cash bonus the participant could have earned for the then current calendar year.
•	Three years of life insurance and health plan coverage.
•	Accelerated vesting of stock issued and stock options granted, in accordance with the provisions of Knight Ridder’s ESOP.
•	A gross-up payment for any excise taxes related to the above compensation.

Incentive Compensation Plans

The Board of Directors approved and adopted a cash-based long-term incentive plan in 2003. This plan is intended to motivate and reward executives for achieving Total Shareholders Return (TSR) equal to or greater than the median TSR of the companies in our comparison group. Under the plan, participants were selected to participate in the plan prior to the commencement of the three-year performance period ending December 2005; however, participants may be added due to subsequent promotions and removed if they leave the company before the end of the three-year term, as specified by the plan. Participants are eligible to receive a cash award at the end of each performance period if certain specified performance targets are achieved.

For the three year plan ending in December 2005, we recognized compensation expense of $4.8 million and $5.5 million for 2004 and 2003, respectively, totaling $10.3 million accrued under the current plan. The accrued compensation represents 50.4% of the maximum payout, based on our standing as of December 26, 2004 and our assessment of the likelihood that we will meet the performance goals at the end of the three-year term.

Participants in the MBO bonus plan may defer a portion or the entire amount due, subject to IRS guidelines and net of certain taxes. The deferred amounts are fully funded. As of 2004 and 2003, we showed a liability of $36.8 million and $35.4 million, respectively, for amounts deferred, with a corresponding asset, both classified as noncurrent.

Self-insurance and deductibles on casualty insurance

We are self-insured for the majority of our health insurance costs, including claims filed and claims incurred but not reported. We also have deductibles of up to $1 million on various casualty insurance programs, which we have determined to be adequate for the type of risk. We estimate the liability under our health insurance and casualty programs on an actuarial undiscounted basis using individual case-based valuations, statistical analysis, judgment and historical experience; however, the final cost of many of these claims may not be known for several years. We also rely on the advice of consulting actuaries and administrators in determining an adequate liability for self-insurance claims. At December 26, 2004 and December 28, 2003, self-insurance and casualty insurance accruals totaled $72.6 million and $73.2 million, respectively. In connection with our insurance program, letters of credit totaling $56.5 million are required to support certain projected workers’ compensation obligations. We continuously review the adequacy of our insurance coverage.

Rebate reserve

We record accruals for customer rebates in the period the advertisement is published, based upon contractual obligations and historical experience. These accruals may increase or decrease if future rebates differ from historical experience. In accordance with advertising contracts, if a customer does not meet the required contractual spending levels, we have the right to “short rate” the customer. Short rate means that a customer may be charged a higher rate for their actual volume. Rebates are recognized as a reduction of revenue.

Purchase and sales commitments

We have ongoing purchase commitments with SP Newsprint and Ponderay, our two newsprint mill investments. These future commitments are for the purchase of a minimum of $37.9 million and $15.8 million of newsprint in 2005 with SP Newsprint and Ponderay, respectively, at current market prices. We also have a sales commitment with Detroit Newspapers to supply 50% of their newsprint requirements, which in 2005 will be approximately $24.8 million. We have the resources necessary to fulfill these commitments in 2005.

Legal matters

Knight Ridder’s wholly-owned subsidiary, MediaStream, Inc. (“MediaStream”), was named as one of a number of defendants in two separate class action lawsuits that have been consolidated with one other similar lawsuit by the Judicial Panel on Multi-District Litigation under the caption “In re Literary Works in Electronic Databases Copyright Litigation,” M.D.L. Docket No. 1379 (the “Multi-District Litigation”). The two lawsuits originally filed against MediaStream in September 2000 were: The Authors Guild, Inc. et al. v. The Dialog Corporation et al., and Posner et al. v. Gale Group Inc. et al. These lawsuits were brought by or on behalf of free-lance authors who allege that the defendants have infringed plaintiffs’ copyrights by making plaintiffs’ works available on databases operated by the defendants. The plaintiffs are seeking to be certified as class representatives of all similarly situated free-lance authors. In the Multi-District Litigation, plaintiffs seek actual damages, statutory damages and injunctive relief, among other remedies.

    The two lawsuits were initially stayed pending disposition by the U.S. Supreme Court of New York Times Company et al. v. Tasini et al., No. 00-21. On June 25, 2001, the Supreme Court ruled that the defendants in Tasini did not have a privilege under Section 201 of the Copyright Act to republish articles previously appearing in print publications absent the author’s separate permission for electronic republication. The judge has ordered the parties in the Multi-District Litigation to try to resolve the claims through mediation, which commenced November 2001, and the parties have agreed to a limited stay to respond to the complaint during such mediation, which may be terminated by the plaintiffs upon 30-days prior written notice. In September 2001, the plaintiffs submitted an amended complaint, which named Knight Ridder as an additional defendant and made reference to Knight Ridder Digital.

Settlement discussions that originally commenced during the mediation are continuing, and plaintiffs and defendants in the Multi-District Litigation are in the process of obtaining and exchanging signatures to a proposed settlement agreement. In the event that the foregoing parties are unable to finally settle this matter and the litigation resumes, Knight Ridder and MediaStream intend to contest liability and vigorously defend their positions in the litigation, including opposing class certification. In addition, MediaStream has indemnity agreements from various content providers supplying articles to MediaStream’s databases that could mitigate its potential exposure. If the settlement agreement is not finally concluded and the litigation resumes, there can be no assurance that we will prevail in the above legal proceedings and management cannot estimate the exposure if we do not prevail. In such case, a ruling against us in the proceedings described above may have a material adverse effect on our financial condition and results of operation. In addition to the matters described above, we are also involved in litigation and administrative proceedings, primarily libel and copyright infringement actions, bankruptcy proceedings involving the company’s advertisers, and environmental and other legal proceedings that have arisen in the ordinary course of business. In the opinion of management, except as set forth above, our liability, if any, under any other pending litigation or administrative proceedings, will not materially affect our consolidated financial position or results of operations.

NOTE 14. DETAIL OF “OTHER, NET”

The “Other, net” line within “Other income (expense)” on the consolidated statement of income for the fiscal years ended 2004, 2003 and 2002 is summarized in the table below (in millions):

	2004	2003	2002
Realized gain/(loss) on sale of investment	$0.8	$-	$-
Realized losses on sales of marketable
securities			(4.3)
Other-than-temporary impairment of
cost-basis Internet-related
investments		(1.6)	(3.1)
Other	(0.3)	(0.1)	(2.1)
Total	$(0.5)	$(1.7)	$(9.5)

In December 2004, we sold the domain name for Cars.com and recorded a gain of approximately $800,000.

In June 2003, we wrote off $1.6 million representing the remaining balance of our cost basis internet-related investments, as an other-than-temporary decline.

In January 2002, we sold our stock in MatchNet plc, for $651,000 and recorded a pre-tax loss of approximately $4.3 million. Additionally, we recorded other-than-temporary declines in a number of other cost-basis Internet-related investments of $3.1 million in 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Knight-Ridder, Inc. Registrant

Dated:	March 2, 2005	By:	/s/ P. Anthony Ridder
P. Anthony Ridder
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/s/ P. Anthony Ridder	Principal Executive Officer	March 2, 2005
Chairman and Chief Executive Officer

/s/ Steven B. Rossi	Principal Financial Officer	March 2, 2005
Senior Vice President/Finance and Chief Financial Officer

/s/ Gary R. Effren	Principal Accounting Officer	March 2, 2005
Vice President/Finance

Mark A. Ernst*	Director
Kathleen Foley Feldstein*	Director
Thomas P. Gerrity*	Director
Ronald D. Mc Cray*	Director
Kathleen Foley Feldstein*	Director
Pat Mitchell*	Director
M. Kenneth Oshman*	Director
Vasant Prabhu*	Director
P. Anthony Ridder*	Director
Gonzalo F. Valdes-Fauli*	Director
John E. Warnock*	Director

The Board of Directors

By: *	/s/ Steven B. Rossi
Steven B. Rossi
Attorney-in-fact March 2, 2005

Exhibit Index

Exhibits marked with an asterisk are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K. Unless otherwise indicated, all other documents listed are filed with this report.

Exhibit	Description
2	Disposition of Assets, dated as of March 18, 1998, is incorporated by reference to the Registrant’s Report on Form 8-K filed March 31, 1998.
3.1	Amended and Restated Articles of Incorporation of Registrant (amended and restated as of February 3, 1998), are incorporated by reference to the Registrant’s Report on Form 10-K filed March 13, 1998.
3.2	Bylaws of Registrant (as amended to date) is incorporated by reference to the Registrant’s Report on Form 10-K filed March 5, 2003.
4.1	Indenture, dated as of February 15, 1986, between Registrant and Manufacturers Hanover Trust Company, as Trustee, is incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-3 (No. 33-28010).
4.2	First Supplemental Indenture, dated as of April 15, 1989, to the Indenture, dated as of February 15, 1986, between Registrant and Chase Manhattan Bank (as successor to Manufacturers Hanover Trust Company), as Trustee, is incorporated by reference to the Registrant’s Report on Form 8-K, filed April 30, 1989.
4.3	Rights Agreement, dated as of June 21, 1996, between Registrant and Chase Mellon Shareholder Services, LLC, is incorporated by reference to the Registrant’s Report on Form 8-K filed July 10, 1996.
4.4	First Amendment to Rights Agreement, dated as of July 25, 2000, between Registrant and Chase Mellon Shareholder Services, LLC. as Rights Agent, is incorporated by reference to the Registrant’s Report on Form 8-A/A filed August 10, 2000.
4.5	Indenture, dated as of November 4, 1997, between Registrant and The Chase Manhattan Bank of New York, as Trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-37603).
4.6	First Supplemental Indenture, dated as of June 1, 2001, between Registrant; The Chase Manhattan Bank of New York, as original Trustee; and The Bank of New York, as series Trustee, is incorporated by reference to Exhibit 4 to the Registrant’s Report on Form 8-K filed June 1, 2001.
4.7	Second Supplemental Indenture, dated as of November 1, 2004, among Registrant, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as trustee, and The Bank of New York Trust Company, N.A., as series trustee for the Notes is incorporated by reference to the Registrant’s Report on Form 8-K filed on November 4, 2004.
10.1	Registrant’s Employee Stock Option Plan (as amended through January 28, 2003) is incorporated by reference to the Registrant’s Report on Form 10-K filed March 5, 2003.*
10.2	Registrant’s Compensation Plan for Nonemployee Directors (as amended through April 22, 2003) is incorporated by reference to Exhibit 99 to the Registrant’s Registration Statement on Form S-8 filed November 26, 2003 (No. 333-110794).*
10.3	Registrant’s Annual Incentive Plan (as amended and restated effective as of January 1, 2004).*
10.4	Registrant’s Long-Term Incentive Plan (as adopted effective as of January 1, 2003) is incorporated by reference to the Registrant’s Report on Form 10-K filed March 5, 2003.*
10.5	Executive Officer’s Retirement Agreement dated as of December 19, 1991, is incorporated by reference to the Registrant’s Form 10-K filed March 23, 1994.*
10.6	Executive Income Security Agreement (as amended effective as of October 24, 2000) is incorporated by reference to the Registrant’s Form 10-K filed March 28, 2001.*
10.7	Registrant’s Annual Incentive Deferral Plan (effective as of November 1, 1996) is incorporated by reference to the Registrant’s Form 10-K filed March 29, 2002.*
10.8	First Amendment to the Knight-Ridder, Inc. Annual Incentive Deferral Plan is incorporated by reference to the Registrant’s Form 10-K filed March 29, 2002.*
10.9	Second Amendment to the Knight-Ridder, Inc. Annual Incentive Deferral Plan (as amended effective as of January 1, 2000) is incorporated by reference to the Registrant’s Form 10-K filed March 29, 2002.*
10.10	Third Amendment to the Knight-Ridder, Inc. Annual Incentive Deferral Plan (as amended effective October 1, 2001) is incorporated by reference to the Registrant’s Form 10-K filed March 29, 2002.*
10.11	Commercial Paper Dealer Agreement dated as of December 13, 2004, between Registrant, as Issuer and SunTrust Capital Markets, Inc., as Dealer is incorporated by reference to the Registrant’s Report on Form 8-K filed on December 17, 2004.
12	Computation of earnings-to-fixed-charges ratio.
14	Registrant’s Code of Business Ethics (as amended through January 27, 2004) is incorporated by reference to Exhibit 14 to the Registrant’s Report on Form 8-K filed January 4, 2004.
21	Subsidiaries of Registrant.
23	Consent of Independent Certified Public Accountants.
24	Powers of Attorney.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a) of the Securities Exchange Act, as amended.

Exhibit	Description
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a) of the Securities Exchange Act, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Act, as amended.

* Denotes a management contract or compensatory plan or arrangement.

Schedule II

Item 15(d)

Knight-Ridder, Inc. and Subsidiaries

Valuation and Qualifying Accounts

For the Three Years Ended December 26, 2004

(in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
		ADDITIONS
	BALANCE AT	CHARGED TO		BALANCES AT
	BEGINNING OF	COSTS AND		END OF
Description	PERIOD	EXPENSES	DEDUCTIONS	PERIOD
Year ended December 26, 2004
Accounts receivable —
Allowance for bad debts	$18,857	$16,886	$18,600	$17,143
Reserve for adjustments	5,388	11,728	10,272	6,844
Accrued expenses and other liabilities —
Reserve for rebates	10,824	15,704	17,852	8,676
	$35,069	$44,318	$46,724	$32,663
Year ended December 28, 2003
Accounts receivable —
Allowance for bad debts	$20,076	$19,230	$20,449	$18,857
Reserve for adjustments	5,277	5,408	5,297	5,388
Accrued expenses and other liabilities —
Reserve for rebates	14,321	14,448	17,945	10,824
	$39,674	$39,086	$43,691	$35,069
Year ended December 29, 2002
Accounts receivable —
Allowance for bad debts	$23,697	$26,828	$30,449	$20,076
Reserve for adjustments	3,950	6,384	5,057	5,277
Accrued expenses and other liabilities —
Reserve for rebates	16,718	19,511	21,908	14,321
	$44,365	$52,723	$57,414	$39,674

S-1