Form 10-Q
period 2005-03-27
KNIGHT RIDDER INC
filed 2005-04-29
CIK 205520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 27, 2005

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

The registrant had 74,394,707 shares of common stock (par value $.02 1/12 per share), net of treasury stock, issued and outstanding as of April 21, 2005.

Knight Ridder

Table of Contents for Form 10-Q

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. In particular, these include statements related to future actions, future performance or results of current and anticipated initiatives and the outcome of contingencies and other uncertainties. We try, whenever possible, to identify such statements by using the words such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “project” and similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated.

Potential risks and uncertainties that could adversely affect our ability to obtain these results include, without limitation, the following factors: (a) increased consolidation among major retailers or other events that may adversely affect business operations of major customers and depress the level of local and national advertising; (b) an economic downturn in some or all of our principal newspaper markets that may lead to decreased circulation or decreased local or national advertising; (c) a decline in general newspaper readership patterns as a result of competitive alternative media or other factors; (d) an increase in newsprint costs over the levels anticipated; (e) labor disputes or shortages that may cause revenue declines or increased labor costs; (f) disruptions in electricity and natural gas supplies and increases in energy costs; (g) our ability to attract and retain qualified employees, including senior management; (h) increases in health and welfare, pension and postretirement costs; (i) increases in business insurance costs; (j) a decline in the value of companies that we invest in that must be recorded as a charge to earnings; (k) acquisitions of new businesses or dispositions of existing businesses; (l) increases in interest or financing costs or availability of credit; (m) rapid technological changes and frequent new product introductions prevalent in electronic publishing, including the evolution of the Internet; and, (n) acts of war, terrorism, natural disaster or other events that may adversely affect our operations or the operations of our key suppliers. For a further discussion of risks that may affect our business, see “Business – Rick Factors” in our Annual Report on Form 10-K for the year ended December 26, 2004.

KNIGHT RIDDER

CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

	(unaudited) March 27, 2005	December 26, 2004
ASSETS

Current Assets
Cash, including short-term cash investments of $8,000 in 2005 and $0 in 2004	$40,668	$24,483
Accounts receivable, net of allowances of $25,408 in 2005 and $23,987 in 2004	372,450	410,303
Inventories	48,886	48,027
Prepaids	44,876	34,662
Deferred income taxes	15,507	16,116
Other current assets	14,118	16,204

Total Current Assets	536,505	549,795

Investments and Other Assets
Equity in unconsolidated companies and joint ventures	352,032	343,471
Pension asset	131,982	137,614
Fair value of interest rate swap agreements	17,943	34,224
Other	66,116	71,423

Total Investments and Other Assets	568,073	586,732

Property, Plant and Equipment
Land and improvements	79,452	79,261
Buildings and leasehold improvements	497,310	493,256
Equipment	1,289,154	1,281,463
Construction and equipment installations in progress	181,810	173,295

	2,047,726	2,027,275
Less accumulated depreciation and amortization	(1,097,084)	(1,080,129)

Property, Plant and Equipment, net	950,642	947,146

Goodwill and Other Identified Intangible Assets
Goodwill	1,823,052	1,799,061
Newspaper mastheads	292,053	288,296
Other, net of accumulated amortization of $58,529 in 2005 and $56,703 in 2004	50,150	51,248

Total Goodwill and Other Identified Intangible Assets, net	2,165,255	2,138,605

Total Assets	$4,220,475	$4,222,278

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$94,347	$164,359
Accrued expenses and other liabilities	123,791	104,662
Accrued compensation and withholdings	84,417	95,090
Deferred circulation revenue	87,568	84,826
Income taxes payable	28,944	30,869
Current portion of long-term debt	—	—

Total Current Liabilities	419,067	479,806

Noncurrent Liabilities
Long-term debt	1,624,733	1,497,907
Fair value of interest rate swap agreements	17,943	34,224
Deferred income taxes	255,990	267,477
Postretirement benefits other than pensions	110,813	113,119
Employment benefits	269,969	269,026
Other noncurrent liabilities	109,876	111,988

Total Noncurrent Liabilities	2,389,324	2,293,741

Minority Interest in Consolidated Subsidiaries	2,731	1,575

Commitments and Contingencies	—	—
Shareholders’ Equity
Common stock, $.02 1/12 par value; shares authorized - 250,000,000; shares issued - 75,181,000 shares in 2005 and 76,276,000 shares in 2004	1,566	1,589
Additional paid in capital	1,090,977	1,093,486
Retained earnings	453,908	489,254
Accumulated other comprehensive loss	(136,060)	(136,060)
Treasury stock, at cost, 19,000 shares in 2005 and 20,000 shares in 2004	(1,038)	(1,113)

Total Shareholders’ Equity	1,409,353	1,447,156

Total Liabilities and Shareholders’ Equity	$4,220,475	$4,222,278

See “Notes to Consolidated Financial Statements.”

KNIGHT RIDDER

CONSOLIDATED STATEMENT OF INCOME

(Unaudited - in thousands, except per share data)

	Quarter Ended
	March 27, 2005	March 28, 2004
OPERATING REVENUE
Advertising
Retail	$249,173	$241,766
National	95,940	94,122
Classified	221,023	211,989

Total	566,136	547,877
Circulation	134,248	139,209
Other	24,344	25,185

Total Operating Revenue	724,728	712,271

OPERATING COSTS
Labor and employee benefits	310,780	305,960
Newsprint, ink and supplements	97,472	94,888
Other operating costs	181,809	173,988
Depreciation and amortization	23,797	26,376

Total Operating Costs	613,858	601,212

OPERATING INCOME	110,870	111,059

OTHER EXPENSE
Interest expense, net of interest income	(18,845)	(14,143)
Interest expense capitalized	1,679	974

Interest expense, net	(17,166)	(13,169)
Equity in losses, net of earnings, of unconsolidated companies and joint ventures	(9,132)	(8,067)
Minority interest in earnings of consolidated subsidiaries	(1,710)	(1,912)
Other, net	632	(239)

Total Other Expense	(27,376)	(23,387)

Income before income taxes	83,494	87,672
Income taxes	22,994	31,735

Net Income	$60,500	$55,937

NET INCOME PER SHARE

Basic	$0.80	$0.71

Diluted	$0.79	$0.70

DIVIDENDS DECLARED PER COMMON SHARE	$0.345	$0.320

AVERAGE SHARES OUTSTANDING
Basic	75,562	79,005

Diluted	76,279	80,338

See “Notes to Consolidated Financial Statements.”

KNIGHT RIDDER

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited - in thousands)

	Quarter Ended
	March 27, 2005	March 28, 2004
CASH PROVIDED BY OPERATING ACTIVITIES
Net income	$60,500	$55,937
Noncash items deducted from (included in) income:
Depreciation	21,800	24,451
Amortization of other identified intangible assets	1,826	1,706
Amortization of other assets	171	219
Benefit from deferred taxes	(10,879)	(2,271)
Provision for bad debts	1,989	4,934
Minority interest in earnings of consolidated subsidiaries	1,710	1,912
Other items, net	(4,711)	2,727
Cash items not deducted from (included in) income:
Contributions lower than pension and other post-retirement benefit expenses	6,566	6,490
Distributions greater than (less than) earnings from investees	7,081	(2,286)
Change in certain assets and liabilities, excluding balances from the acquisition of businesses:
Accounts receivable	37,275	32,665
Inventories	(859)	(3,385)
Other assets	(13,210)	(11,633)
Accounts payable	(70,253)	(64,253)
Income taxes payable	(1,925)	12,254
Other liabilities	9,322	6,967

Net Cash Provided by Operating Activities	46,403	66,434

CASH REQUIRED FOR INVESTING ACTIVITIES
Purchases of property, plant and equipment	(25,010)	(25,140)
Acquisition of, and investments in, businesses	(43,461)	(6,317)
Other items, net	11,032	2,739

Net Cash Required for Investing Activities	(57,439)	(28,718)

CASH REQUIRED FOR FINANCING ACTIVITIES
Purchase of treasury stock	(94,524)	(77,748)
Net increase in commercial paper, net of unamortized discount	126,499	23,681
Payment of cash dividends	(26,078)	(25,288)
Proceeds from stock option exercises and stock purchases	18,027	39,056
Other items, net	3,297	3,320

Net Cash Provided by (Required for) Financing Activities	27,221	(36,979)

Net Increase in Cash	16,185	737

Cash at beginning of the period	24,483	33,536

Cash and cash equivalents at the end of the period	$40,668	$34,273

See “Notes to Consolidated Financial Statements.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

Knight Ridder and its subsidiaries are referred to collectively in this report on Form 10-Q as “we,” “our” and “us.” The accompanying unaudited consolidated financial statements of Knight Ridder have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. We would note that the newspaper business is seasonal, with the strongest advertising revenue coming in the fourth quarter, followed (at some distance) by the second – and then by the remaining two. Operating results for any portion of the year prior to the final quarter should not be interpreted in a pro rata fashion for the year as a whole. For further information, refer to the consolidated financial statements and footnotes, as well as the critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 26, 2004.

Beginning in this Quarterly Report on Form 10-Q, we have changed our reporting segments, formerly known as the “Newspaper Division” and “Online Division,” into one newspaper segment. This change is consistent with the combination of our online operations with the related print businesses. The merging of our print and online operations reflects our organizational structure and our business strategy, which emphasizes a multiple-media platform approach pursuing both audiences and advertisers within the markets in which we compete. The change is also consistent with the revised financial information given to the chief operating decision maker. For comparability, prior year amounts have been reclassified to conform with the current presentation.

NOTE 2. COMPREHENSIVE INCOME

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

For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense over the options’ vesting period. In addition, the 15% discount from market value under the Employees Stock Purchase Plan is treated as compensation expense for pro forma purposes. Our reported and pro forma information follows (in thousands, except share data):

	Quarter Ended
	March 27, 2005	March 28, 2004
Net income, as reported	$60,500	$55,937
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,753	3,928

Pro forma net income	$56,747	$52,009

Basic earnings per share, as reported	$0.80	$0.71
Pro forma basic earnings per share	0.75	0.66

Diluted earnings per share, as reported	$0.79	$0.70
Pro forma diluted earnings per share	0.74	0.65

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. On April 14, 2005, the SEC revised the effective date of the new standard, which will be no later than the beginning of the first fiscal year beginning after June 15, 2005 for public entities. Early adoption is permitted in periods in which financial statements have not yet been issued. SFAS 123(R) allows for two transition alternatives for public companies: (a) modified-prospective transition or (b) modified-retrospective transition. Under the modified-prospective transition method, companies are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. Measurement and attribution of compensation cost for awards that were granted prior to, but not vested as of the date SFAS 123(R) is adopted would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS 123 (either for financial statement recognition or pro forma disclosure purposes). Prior periods are not restated. For periods prior to adoption, the financial statements are unchanged (and the pro forma disclosures previously required by SFAS 123 continue to be required under SFAS 123(R) to the extent those amounts differ from those in the income statement). For periods subsequent to adoption, the impact of this transition method generally is the same as if the modified-retrospective method were applied. Accordingly, pro forma disclosure will not be necessary for periods after the adoption of SFAS 123(R). Under the modified-retrospective transition method, companies are allowed to restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under the provisions of SFAS 123. New awards and unvested awards would be accounted for in the same manner as the modified-prospective method. We are currently evaluating the alternative transition methods and expect to adopt SFAS 123(R), as required, for our fiscal year beginning December 26, 2005. Had we adopted SFAS 123 in the first quarter 2005, our diluted earnings per share would have been $0.05 lower.

NOTE 4. EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents attributable to stock options. The entire net income is attributable to common shareholders.

Shares used to calculate earnings per share are as follows (in thousands):

	Quarter Ended
	March 27, 2005	March 28, 2004
Basic weighted average shares outstanding	75,562	79,005
Effect of dilutive stock options	717	1,333

Diluted weighted average shares outstanding	76,279	80,338

Weighted average shares subject to stock options included in the determination of common stock equivalents for the calculation of diluted earnings per share	7,319	10,082

Weighted average shares subject to stock options which are not included in the calculation of diluted earnings per share because their impact is antidilutive	3,599	80

NOTE 5. GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS

Goodwill and other identified intangible assets, along with their weighted-average life, at March 27, 2005 consisted of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount	Weighted- Average Life (years)
Intangible assets continuing to be amortized:
Advertiser lists	$43,558	$30,636	$12,922	12.2
Subscriber lists	33,650	27,137	6,513	9.5
Other	2,189	756	1,433	7.0

Subtotal	$79,397	$58,529	$20,868	10.9

Goodwill and other identified intangible assets not being amortized:
Goodwill			$1,823,052
Newspaper mastheads			292,053
Intangible pension asset			28,612
Other			670

Subtotal			2,144,387

Total goodwill and other identified intangible assets			$2,165,255

The following is a summary of the balances of goodwill and other identified intangible assets as of December 26, 2004 and March 27, 2005 (in thousands):

	December 26, 2004	Amortization of Other Intangibles	Additions to Goodwill and Other Identified Intangible Assets	March 27, 2005
Goodwill	$1,799,061	$—	$23,991	$1,823,052
Newspaper Mastheads	288,296	—	3,757	292,053
Other	51,248	(1,826)	728	50,150

Total	$2,138,605	$(1,826)	$28,476	$2,165,255

The $28.5 million increase in goodwill and other identified intangible assets in the first quarter of 2005 relate to the acquisition of five free daily newspapers in the San Francisco Bay Area and the New Homes Map Guide in Miami.

NOTE 6. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The following disclosure conforms to SFAS No. 132 (revised 2003) – “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” Below is a summary of the components of net periodic benefit cost for the defined benefit plans and postretirement benefit plans (other plans) (in thousands):

	Pension Plans		Other Plans
	Quarter Ended		Quarter Ended
	March 27, 2005	March 28, 2004	March 27, 2005	March 28, 2004
Service cost	$10,994	$9,978	$607	$407
Interest cost	23,425	22,783	1,623	2,495
Expected return on plan assets	(27,869)	(27,669)	—	—
Amortization of prior service cost	1,045	1,074	(1,106)	(490)
Amortization of net (gain) loss	3,859	2,188	852	959

Net periodic benefit cost	$11,454	$8,354	$1,976	$3,371

We anticipate contributing a total of approximately $7 million to the pension plans in 2005. During the quarter ended March 27, 2005, we contributed $1.8 million to our pension plans.

NOTE 7. COMMITMENTS AND CONTINGENCIES

We have future commitments for capital expenditures relating to our newspaper in Kansas City and our joint operating agency in Detroit. There are commitments of approximately $30.6 million for building, plant and presses in Kansas City and commitments of approximately $7 million for presses and mailroom-related equipment in Detroit. The Kansas City production plant is scheduled for completion in 2006, while the Detroit production plant is scheduled for completion in the second half of 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 26, 2004.

Certain amounts presented as retail and national revenue in 2004 have been reclassified as classified revenue to conform to the current presentation.

Beginning in this Quarterly Report on Form 10-Q, we have changed our reporting segments, formerly known as the “Newspaper Division” and “Online Division,” into one newspaper segment. This change is consistent with the combination of our online operations with the related print businesses. The merging of our print and online operations reflects our organizational structure and our business strategy, which emphasizes a multiple-media platform approach pursuing both audiences and advertisers within the markets in which we compete. The change is also consistent with the revised financial information given to the chief operating decision maker. For comparability, prior year amounts have been reclassified to conform with the current presentation.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to revenues, allowances for bad debts, asset impairments, pension and postretirement benefits, self-insurance and casualty insurance, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

We believe there have been no significant changes through the quarter ended March 27, 2005 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 26, 2004.

CONSOLIDATED RESULTS OF OPERATIONS: FIRST QUARTER ENDED MARCH 27, 2005 COMPARED TO FIRST QUARTER ENDED MARCH 28, 2004:

Operating Revenue

For the first quarter 2005, retail, national and classified revenue represented 44.0%, 17.0% and 39.0%, respectively, of total advertising revenue. Advertising, circulation and other revenue represented 78.1%, 18.5% and 3.4%, respectively, of total operating revenue.

Advertising revenue is primarily affected by the linage, rate and mix of advertising categories. The advertising rate depends largely on our market reach, primarily established through circulation, and market position. Circulation revenue is based on the number of copies sold and the rate charged to customers.

The table below presents operating revenue and related statistics for our operations for the comparable quarters (in thousands):

	Quarter Ended		Variance	% Change
	March 27, 2005	March 28, 2004
Operating revenue
Advertising
Retail	$249,173	$241,766	$7,407	3.1
National	95,940	94,122	1,818	1.9
Classified	221,023	211,989	9,034	4.3

Total	566,136	547,877	18,259	3.3
Circulation	134,248	139,209	(4,961)	(3.6)
Other	24,344	25,185	(841)	(3.3)

Total operating revenue	$724,728	$712,271	$12,457	1.7

Average circulation
Daily	3,720	3,818	(98)	(2.6)
Sunday	5,065	5,188	(123)	(2.4)

Advertising linage (full-run)
Retail	3,163.7	3,250.1	(86.4)	(2.7)
National	815.9	801.5	14.4	1.8
Classified	4,365.4	4,440.5	(75.1)	(1.7)

Total	8,345.0	8,492.1	(147.1)	(1.7)

Factored part-run linage	562.1	581.0	(18.9)	(3.3)

Total preprints inserted	1,855.0	1,809.2	45.8	2.5

Total advertising revenue for the first quarter 2005 was $566.1 million, up 3.3% from $547.9 million in the same quarter of 2004. Total operating revenue was $724.7 million, up 1.7% from $712.3 million in the same quarter last year. Total operating income for the quarter was $110.9 million, down 0.2% from $111.1 million in the first quarter of 2004. Net income of $60.5 million was up 8.2% from $55.9 million in the same quarter of the previous year. All of our markets, except Philadelphia and Kansas City, showed advertising revenue increases in the first quarter of 2005 from the same quarter of 2004, due primarily to retail revenue, classified employment and classified real estate revenue.

The retail category in the first quarter 2005, compared with the same period in 2004, was up 3.1%, with increases of 4.3% in January, 2.1% in February and 2.7% in March. In the quarter, retail was strongest in San Jose, up 11.6%, Contra Costa, up 7.0%, St. Paul, up 4.4%, Ft. Worth, up 3.7%, and Duluth, up 46.4% (boosted by the acquisition of several small publications in May 2004). Retail was soft in Philadelphia, down 2.4%, Charlotte, down 2.0% and Miami, down 0.3%. By category, department stores were up slightly; general merchandise, home electronics, home improvement and sporting goods were also positive. Drug stores were down 28%, or $2.3 million, due in part, to Eckerd Drug Store’s closures in various markets.

The increase in retail revenue was primarily due to increases in preprint revenue, part-run revenue, specialized publications and total market coverage/alternate distribution (TMC). A 2.0% increase in the full-run average rate and a 10.2% increase in part-run revenue were partially offset by a 2.7% decrease in full-run linage. Retail preprint revenue increased 5.4% for the quarter ended March 27, 2005, compared with the same quarter in 2004, on a 0.3% increase in volume, partially offset by a 1.0% decrease in average rate. Specialized publication revenue was up 14.0% in the quarter and TMC/alternate distribution revenue increased 9.7% versus the comparable quarter in 2004. Retail online revenue showed growth, up 4.4% in the quarter compared with the first quarter of 2004.

The national category was up 1.9% in the first quarter compared with the same period in 2004. National was up 6.0% in January and up 6.2% in February, but turned negative in March, down 6.7%. National was down more than 10% in five of the nine large markets in March, with only a slight increase in San Jose and a large increase in Akron. For the quarter, Akron, Charlotte and San Jose, were up 18.4%, 11.9% and 5.8%, respectively. Philadelphia, Contra Costa, Kansas City and Fort Worth were all soft. All but four of the smaller markets showed quarterly increases in national; altogether, they were up 11.4%. Telecom, automotive and pharmaceuticals were up for the quarter, while travel, financial and entertainment were down.

The increase in national was primarily due to a 1.8% increase in full-run linage, an 8.6% increase in preprint revenue, a 28.5% increase in part-run revenue and a 61.7% increase in online revenue. These favorable variances were partially offset by a 3.1% decrease in the average full-run rate.

Classified revenue in the first quarter 2005 compared with the same period in 2004, was up 4.3%, with January up 3.2%, February up 8.3% and March up 1.6%. All of our markets except San Jose and Kansas City were up in the quarter, mostly in the mid to high single digits. March’s weaker performance in classified relative to the previous two months included these factors: Real estate, the most pronounced change in growth, was down 0.7% in March after being up 4.8% in January and 7.3% in February. Employment was up 12.6% in March after a 24.4% increase in February. Auto was soft throughout the period.

The increase in classified revenue was driven by increases of 65.7% in online revenue, 14.0% in part-run revenue, 40.6% in specialized publication revenue and 86.6% in other classified revenue. These favorable variances were partially offset by decreases of 2.7% in the full-run average rate and a 1.7% decrease in full-run linage.

Among the large markets, Akron was up 35.8%, St. Paul was up 24.1% and Miami was up 16.3% in employment for the quarter. The other large markets were up mostly in the high single digit to low double digits. Real estate, increasing 3.8% in the first quarter, was up in most of our large markets, with Miami the highest at 13.0%. Auto was down 6.1%, the only category below the prior year. Markets showing increases were: 9.1% in Contra Costa and 1.8% in San Jose. Otherwise, it was mostly soft. Other classified was up 1.2% for the quarter.

Circulation revenue decreased in the first quarter of 2005 compared to the same period in 2004, due to a 2.5% decrease in circulation volume and a 1.1% decline in the average rate. A combination of discounting and the decline in circulation copies caused the overall circulation revenue decline.

Circulation revenue was down 3.6% in the first quarter compared to the same period last year. The largest decreases were in San Jose, down 7.6%, Philadelphia, down 6.2%, Fort Worth, down 4.5% and Kansas City, down 3.8%. Average daily copies were down 2.6% and average Sunday copies were down 2.4% against the first quarter of 2004. The new telemarketing rules adopted by the Federal Trade Commission and Federal Communications Commission, including the National Do-Not-Call Registry, negatively impacted an important source of new subscribers. Our plans for the remaining three quarters of the year include telemarketing and selective discounting, along with increased use of crew sales, kiosks, single-copy insert coupons and direct mail promotions.

Other revenue decreased by $841,000, or 3.3%, from the comparable quarter in the prior year. The unfavorable variance was largely due to a decrease in earnings from Detroit, offset by some strength in commercial printing and specialized publication revenue.

Operating Costs

The table below presents operating costs for our operations for the comparable quarters (in thousands):

	Quarter Ended		Variance	% Change
	March 27, 2005	March 28, 2004
Operating costs
Labor and employee benefits	$310,780	$305,960	$4,820	1.6
Newsprint, ink and supplements	97,472	94,888	2,584	2.7
Other operating costs	181,809	173,988	7,821	4.5
Depreciation and amortization	23,797	26,376	(2,579)	(9.8)

Total operating costs	$613,858	$601,212	$12,646	2.1

The increase in labor and employee benefits in the first quarter of 2005 from the comparable quarter in 2004 was due to increased salary expense (up $6.8 million or 2.9%), partially offset by reduced employee benefits expense (down $2.0 million or 2.6%). The increase in labor was due to a 3.6% increase in the average rate per full time equivalent employees (FTE), partially offset by a 0.3% decrease in FTEs and a 22.1% decrease in commission expense. Benefit costs declined 2.6% as a 15.6% increase in pension costs were more than offset by declines in other postretirement benefit expense, down 42.6%, and employee insurance expense, down 10.0%.

Newsprint, ink and supplements increased $2.6 million, or 2.7%, in the first quarter of 2005 versus the comparable quarter in 2004, due to an 8.1% increase in the average price per ton of newsprint, partially offset by a 4.1% decrease in consumption and a 13.5% decrease in ink expense.

The increase in other operating costs in the first quarter of 2005 compared to the same quarter in 2004 was due to increases in marketing and promotion costs, solicitor commissions and online cost of goods sold. The 9.8% decrease in depreciation and amortization in the first quarter of 2005 compared to the first quarter of 2004 was due to lower capital spending in recent years. Additionally, the Kansas City plant construction costs are accounted for as construction in progress and depreciation on those assets will begin later this year when portions of the plant are placed in service.

For the full year, we anticipate increases in newsprint, ink and supplements and employee benefits in the mid to high single digits. Labor costs are expected to be up in the low single digits, with merit increases offset by decreases in FTEs. Other operating costs grew 4.5%, driven in part by marketing and promotion costs, increased solicitor commissions and online cost of goods sold. We anticipate continued cost discipline during the remaining three quarters of 2005 and expect other operating costs to be up in the low single digits for the full year.

Net interest expense increased $4.0 million in the first quarter of 2005 from the same quarter of 2004, or 30.4%, due to increases in the average debt outstanding and the weighted-average interest rate. Total debt at the end of the period was $1.625 billion, up $126.8 million from year-end 2004 due primarily to borrowings used to fund the acquisitions of the Palo Alto Daily News and Topix.net and to make a higher volume of share repurchases in the first quarter of 2005 than the same period in 2004. Our weighted-average interest rate was 5.2% and 4.1% for the first quarter of 2005 and 2004, respectively.

Losses from equity investees increased by $1.0 million to $9.1 million from $8.1 million in the prior year, primarily due to increases in losses from Cross Media Services, CareerBuilder, Seattle Times and CityXpress, partially offset by an increase in earnings from our newsprint mill investments.

Our effective tax rate was lower in the first quarter of 2005 compared to the prior year. Our effective tax rate was 27.5% compared to 36.2% in the same period in 2004 due to a $7.3 million reduction in tax expense as a result of the anticipated benefit of tax capital loss carry-forwards. In March 2005, we announced an agreement to sell 10 acres of land in Miami for $190 million. We believe this sale will generate a capital gain sufficient to utilize our capital loss carry-forwards prior to their expiration. The closing of this sale is contingent upon environmental due diligence and required remediation, if any.

Liquidity and Capital Resources

Cash and cash equivalents were $40.7 million at March 27, 2005, compared with $24.5 million at December 26, 2004. During the quarter, cash flows from operating activities, proceeds from stock option exercises and employee stock purchases, and commercial paper borrowings were used to fund treasury stock purchases, the payment of common stock dividends, purchases of property, plant and equipment, and the acquisition of, and investments in, certain businesses.

At March 27, 2005, working capital was $117.4 million, compared with $70.0 million at December 26, 2004. The increase in working capital was due to a $70.3 million decrease in accounts payable, a $10.7 million decrease in accrued compensation and withholdings and a $1.9 million decrease in income taxes payable, partially offset by a $19.1 million increase in accrued expenses and other liabilities and a $37.9 million decrease in accounts receivable, reflecting the seasonal drop from the fourth quarter. The decrease in accrued compensation and withholdings and the increase in accrued expenses and other liabilities were due to the timing of payments.

We invest excess cash in short-term investments, depending on projected cash needs for operations, capital expenditures and other business purposes. We supplement our internally generated cash flow with a combination of short- and long-term borrowings. Average outstanding commercial paper for the quarter ended March 27, 2005 was $275.0 million, with an average effective interest rate of 2.5%. At March 27, 2005, our $1 billion revolving credit agreement, which supports the commercial paper and our letters of credit outstanding, had remaining availability of $662.3 million. The revolving credit facility contains covenants, including limitations on the ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) not to exceed 4.5 to 1, and matures in 2009.

As of March 27, 2005, our percentage of variable-rate borrowings was approximately 64%. Over the past three years, we have entered into various interest rate swap agreements to manage interest rate exposure. These swap agreements expire at various dates in 2005, 2007, 2009 and 2011, and effectively convert an aggregate principal amount of $700 million of fixed-rate long-term debt into variable-rate borrowings. The variable interest rates are based on the three- or six-month London InterBank Offering Rate (LIBOR) plus a rate spread. For the quarter ended March 27, 2005, the weighted-average variable interest rate under these agreements was 5.2% versus the weighted-average fixed rate of 7.9%. We do not trade or engage in hedging for speculative or trading purposes, and hedging activities are transacted only with highly rated financial institutions, reducing the exposure to credit risk. Our future ability to borrow funds and the interest rates on those funds could be adversely impacted by a decline in our debt ratings and by negative conditions in the debt capital markets.

During the quarter, we made acquisitions totaling $43.5 million, consisting of the Palo Alto Daily News, a new homes guide in Miami and a 25% ownership interest in Topix.net, a company that collects and categorizes online news content. Also during the quarter, we repurchased 1.4 million shares of Knight Ridder stock, leaving remaining authorization of 3.5 million at quarter’s end. Shares outstanding at the end of the first quarter 2005 were 75.2 million.

Our operations have historically generated strong positive cash flow that, along with our commercial paper program, revolving credit lines and our ability to issue public debt, have provided adequate liquidity to meet short- and long-term cash requirements, including requirements for working capital and capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Annual Report on Form 10-K for the year ended December 26, 2004, describes our market risk. As of March 27, 2005, there have been no material changes in our assessment of market risk since December 26, 2004.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Knight Ridder’s wholly-owned subsidiary, MediaStream, Inc. (MediaStream), was named as one of a number of defendants in two separate class action lawsuits that have been consolidated with one other similar lawsuit by the Judicial Panel on Multi-District Litigation under the caption “In re Literary Works in Electronic Databases Copyright Litigation,” M.D.L. Docket No. 1379 (the Multi-District Litigation). The two lawsuits originally filed against MediaStream in September 2000 were: The Authors Guild, Inc. et al. v. The Dialog Corporation et al., and Posner et al. v. Gale Group Inc. et al. These lawsuits were brought by or on behalf of free-lance authors who allege that the defendants have infringed plaintiffs’ copyrights by making plaintiffs’ works available on databases operated by the defendants. The plaintiffs sought to be certified as class representatives of all similarly situated free-lance authors. In September 2001, the plaintiffs submitted an amended complaint, which named Knight Ridder as an additional defendant and made reference to Knight Ridder Digital. Plaintiffs in the Multi-District Litigation claimed actual damages, statutory damages and injunctive relief, among other remedies.

The two lawsuits were initially stayed pending disposition by the U.S. Supreme Court of New York Times Company et al. v. Tasini et al., No. 00-21. On June 25, 2001, the Supreme Court ruled that the defendants in Tasini did not have a privilege under Section 201 of the Copyright Act to republish articles previously appearing in print publications absent the author’s separate permission for electronic republication. The judge has ordered the parties in the Multi-District Litigation to try to resolve the claims through mediation, which commenced November 2001, and the parties agreed to a limited stay to respond to the complaint during such mediation. Plaintiffs and defendants in the Multi-District Litigation entered into a settlement agreement dated March 21, 2005, which was preliminarily approved by the U.S. District Court for the Southern District of New York on March 31, 2005. The settlement agreement creates a claims procedure for free-lance authors and a settlement pool of up to $18 million to be funded by all database company defendants and participating newspaper publishers.

In addition to the matter described above, we are also involved in litigation and administrative proceedings, primarily libel and copyright infringement actions, bankruptcy proceedings involving the company’s advertisers, and environmental and other legal proceedings that have arisen in the ordinary course of business. In the opinion of management, our liability, if any, under any pending litigation or administrative proceedings, including the Multi-District Litigation, will not materially affect our consolidated financial position or results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our common stock open market repurchases for the first quarter of 2005:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
Dec 26, 2004 through Jan 30, 2005(2)	588,000	$66.77	588,000	4,325,300
Jan 31, 2005 through Feb 27, 2005	352,900	66.28	352,900	3,972,400
Feb 28, 2005 through March 27, 2005	474,100	67.23	474,100	3,498,300

Total	1,415,000		1,415,000

1.	On January 28, 2003, the Board of Directors approved the repurchase of up to 6 million shares of our common stock.
2.	In January 2005, we repurchased 500,000 shares of our common stock pursuant to a contract, which will settle within nine months from the purchase date. The estimated cost of repurchasing the shares was paid in advance. We pay based on the closing price as reported by the NYSE at the beginning of the contract and the difference between that price and the volume weighted-average price (VWAP) over the life of the contract is settled at the end of the contract period in cash or shares, at our option (limited to the number of shares multiplied by the change in share price). Had we settled as of March 27, 2005, we would have paid approximately $114,000, or 1,722 shares of our common stock.

Item 5. OTHER INFORMATION

Salaries payable to our CEO and our top four most highly compensated executive officers in 2005, consisting of P. Anthony Ridder, Chairman and CEO, Steven B. Rossi, Senior Vice President and Chief Financial Officer, Art Brisbane, Senior Vice President, Mary Jean Connors, Senior Vice President, and Hilary Schneider, Senior Vice President, are $980,000, $600,000, $600,000, $580,000 and $600,000, respectively. Salaries payable to Gordon Yamate, Vice President and General Counsel, and Gary R. Effren, Vice President/Finance, are $445,000 and $420,000, respectively.

In addition, the foregoing executive officers are entitled to payments under our Annual Incentive Plan based on the performance criteria and target percentages described under the heading “Item 3: Re-Approval of the Material Terms of our Annual Incentive Plan” in our Proxy Statement for our April 26, 2005 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 6. EXHIBITS

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

KNIGHT-RIDDER, INC.
(Registrant)

Date: April 29, 2005	/s/ Gary R. Effren
Gary R. Effren
Vice President/Finance
(Principal Accounting Officer and Duly
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