Form 10-Q
period 2005-06-26
KNIGHT RIDDER INC
filed 2005-08-02
CIK 205520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 26, 2005

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

The registrant had 73,664,308 shares of common stock (par value $0.02 1/12 per share), net of treasury stock, issued and outstanding as of July 22, 2005.

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

Potential risks and uncertainties that could adversely affect our ability to obtain these results include, without limitation, the following factors: (a) increased consolidation among major retailers or other events that may adversely affect business operations of major customers and depress the level of local and national advertising; (b) an economic downturn in some or all of our principal newspaper markets that may lead to decreased circulation or decreased local or national advertising; (c) a decline in general newspaper readership patterns as a result of competitive alternative media or other factors; (d) an increase in newsprint costs over the levels anticipated; (e) labor disputes or shortages that may cause revenue declines or increased labor costs; (f) increases in energy costs; (g) our ability to attract and retain qualified employees, including senior management; (h) increases in health and welfare, pension and postretirement costs; (i) increases in business insurance costs; (j) a decline in the value of companies that we invest in that must be recorded as a charge to earnings; (k) acquisitions of new businesses or dispositions of existing businesses; (l) increases in interest or financing costs or availability of credit; (m) rapid technological changes and frequent new product introductions prevalent in electronic publishing, including the evolution of the Internet; and, (n) acts of war, terrorism, natural disaster or other events that may adversely affect our operations or the operations of our key suppliers. For a further discussion of risks that may affect our business, see “Business – Rick Factors” in our Annual Report on Form 10-K for the year ended December 26, 2004 and information contained in other reports that we file from time to time with the Securities and Exchange Commission.

KNIGHT RIDDER

CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

	(unaudited) June 26, 2005	December 26, 2004
ASSETS

Current Assets
Cash	$38,854	$24,483
Accounts receivable, net of allowances of $24,507 in 2005 and $23,987 in 2004	380,126	410,303
Inventories	51,221	48,027
Prepaids	34,174	34,662
Deferred income taxes	15,265	16,116
Other current assets	15,351	16,204

Total Current Assets	534,991	549,795

Investments and Other Assets
Equity in unconsolidated companies and joint ventures	353,884	343,471
Pension asset	123,946	137,614
Fair value of interest rate swap agreements	29,751	34,224
Other	66,232	71,423

Total Investments and Other Assets	573,813	586,732

Property, Plant and Equipment
Land and improvements	79,570	79,261
Buildings and leasehold improvements	497,864	493,256
Equipment	1,292,039	1,281,463
Construction and equipment installations in progress	195,229	173,295

	2,064,702	2,027,275
Less accumulated depreciation and amortization	(1,112,636)	(1,080,129)

Property, Plant and Equipment, net	952,066	947,146

Goodwill and Other Identified Intangible Assets
Goodwill	1,824,826	1,799,061
Newspaper mastheads	292,681	288,296
Other, net of accumulated amortization of $60,319 in 2005 and $56,703 in 2004	48,685	51,248

Total Goodwill and Other Identified Intangible Assets, net	2,166,192	2,138,605

Total Assets	$4,227,062	$4,222,278

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$94,296	$164,359
Accrued expenses and other liabilities	109,290	104,662
Accrued compensation and withholdings	79,169	95,090
Deferred circulation revenue	90,519	84,826
Income taxes payable	36,024	30,869

Total Current Liabilities	409,298	479,806

Noncurrent Liabilities
Long-term debt	1,693,196	1,497,907
Fair value of interest rate swap agreements	29,751	34,224
Deferred income taxes	248,272	267,477
Postretirement benefits other than pensions	107,656	113,119
Employment benefits	270,983	269,026
Other noncurrent liabilities	101,304	111,988

Total Noncurrent Liabilities	2,451,162	2,293,741

Minority Interest in Consolidated Subsidiaries	2,022	1,575

Commitments and Contingencies	—	—
Shareholders’ Equity
Common stock, $.02 1/12 par value; shares authorized - 250,000,000; shares issued - 73,769,000 shares in 2005 and 76,276,000 shares in 2004	1,537	1,589
Additional paid in capital	1,081,257	1,093,486
Retained earnings	419,408	489,254
Accumulated other comprehensive loss	(136,662)	(136,060)
Treasury stock, at cost, 17,000 shares in 2005 and 20,000 shares in 2004	(960)	(1,113)

Total Shareholders’ Equity	1,364,580	1,447,156

Total Liabilities and Shareholders’ Equity	$4,227,062	$4,222,278

See “Notes to Consolidated Financial Statements.”

KNIGHT RIDDER

CONSOLIDATED STATEMENT OF INCOME

(Unaudited - in thousands, except per share data)

	Quarter Ended		Two Quarters Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
OPERATING REVENUE
Advertising
Retail	$273,622	$267,751	$522,795	$509,518
National	93,932	97,613	189,872	191,735
Classified	236,645	226,349	457,668	438,338

Total	604,199	591,713	1,170,335	1,139,591
Circulation	132,316	136,406	266,564	275,615
Other	24,995	32,097	49,339	57,281

Total Operating Revenue	761,510	760,216	1,486,238	1,472,487

OPERATING COSTS
Labor and employee benefits	302,218	301,071	612,998	607,030
Newsprint, ink and supplements	105,067	98,911	202,539	193,799
Other operating costs	187,068	179,085	368,877	353,072
Depreciation and amortization	23,811	26,140	47,608	52,517

Total Operating Costs	618,164	605,207	1,232,022	1,206,418

OPERATING INCOME	143,346	155,009	254,216	266,069

OTHER EXPENSE
Interest expense, net of interest income	(22,833)	(13,244)	(41,678)	(27,387)
Interest expense capitalized	1,836	1,142	3,515	2,116

Interest expense, net	(20,997)	(12,102)	(38,163)	(25,271)
Equity in losses, net of earnings, of unconsolidated companies and joint ventures	(3,567)	(7,006)	(12,699)	(15,073)
Minority interest in earnings of consolidated	(2,311)	(2,572)	(4,021)	(4,484)
subsidiaries
Other, net	(84)	(528)	548	(767)

Total Other Expense	(26,959)	(22,208)	(54,335)	(45,595)

Income before income taxes	116,387	132,801	199,881	220,474
Income taxes	41,992	46,539	64,986	78,274

Net Income	$74,395	$86,262	$134,895	$142,200

NET INCOME PER SHARE
Basic	$1.00	$1.10	$1.80	$1.81

Diluted	$1.00	$1.08	$1.79	$1.78

DIVIDENDS DECLARED PER COMMON SHARE	$0.345	$0.32	$0.69	$0.64

AVERAGE SHARES OUTSTANDING
Basic	74,072	78,497	74,817	78,751

Diluted	74,530	79,789	75,405	80,064

See “Notes to Consolidated Financial Statements.”

KNIGHT RIDDER

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited - in thousands)

	Two Quarters Ended
	June 26, 2005	June 27, 2004
CASH PROVIDED BY OPERATING ACTIVITIES
Net income	$134,895	$142,200
Noncash items deducted from (included in) income:
Depreciation	43,626	48,647
Amortization of other identified intangible assets	3,616	3,412
Amortization of other assets	366	458
Benefit from deferred taxes	(17,986)	(5,485)
Provision for bad debts	2,374	7,233
Minority interest in earnings of consolidated subsidiaries	4,021	4,484
Other items, net	(7,179)	(7,171)
Cash items not deducted from (included in) income:
Contributions lower than pension and other post-retirement benefit expenses	12,954	10,788
Distributions (in excess of) less than losses, net of earnings from investees	5,669	(8,594)
Change in certain assets and liabilities, excluding balances from the acquisition of businesses:
Accounts receivable	29,382	32,194
Inventories	(3,194)	(5,451)
Other assets	7,104	4,376
Accounts payable	(70,325)	(53,255)
Income taxes payable	5,155	35,703
Other liabilities	(4,641)	4,257

Net Cash Provided by Operating Activities	145,837	213,796

CASH REQUIRED FOR INVESTING ACTIVITIES
Purchases of property, plant and equipment	(50,222)	(52,045)
Acquisition of, and investments in, businesses	(46,313)	(42,056)
Other items, net	729	2,667

Net Cash Required for Investing Activities	(95,806)	(91,434)

CASH REQUIRED FOR FINANCING ACTIVITIES
Purchase of treasury stock	(202,151)	(153,585)
Net increase in commercial paper, net of unamortized discount	194,635	31,133
Payment of cash dividends	(51,600)	(50,438)
Proceeds from stock option exercises and stock purchases	31,860	57,496
Other items, net	(8,404)	(10,491)

Net Cash Required for Financing Activities	(35,660)	(125,885)

Net Increase in Cash	14,371	(3,523)
Cash at beginning of the period	24,483	33,536

Cash and cash equivalents at the end of the period	$38,854	$30,013

See “Notes to Consolidated Financial Statements.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

Knight Ridder and its subsidiaries are referred to collectively in this report on Form 10-Q as “we,” “our” and “us.” The accompanying unaudited consolidated financial statements of Knight Ridder have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. We would note that the newspaper business is seasonal, with the strongest advertising revenue coming in the fourth quarter, followed (at some distance) by the second – and then by the remaining two. Operating results for any portion of the year prior to the final quarter should not be interpreted in a pro rata fashion for the year as a whole. For further information, refer to the consolidated financial statements and notes, as well as the critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 26, 2004.

Beginning in 2005, we changed our reporting segments, formerly known as the “Newspaper Division” and “Online Division,” into one newspaper segment. This change is consistent with the combination of our online operations with the related print businesses. The merging of our print and online operations reflects our organizational structure and our business strategy, which emphasizes a multiple-media platform approach pursuing both audiences and advertisers within the markets in which we compete. The change is also consistent with the revised financial information given to the chief operating decision maker. For comparability, prior year amounts have been reclassified to conform with the current presentation.

NOTE 2. COMPREHENSIVE INCOME

We use derivative financial instruments to manage interest rate risk. The objective in using derivatives is to reduce the risks associated with borrowing activities. Statement of Financial Accounting Standard (SFAS) 133 – “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires that derivatives be recorded on the balance sheet at fair value. Unrealized gains from derivatives are carried as other current assets and unrealized losses are reported as other current liabilities. Derivatives designated as hedges for accounting purposes must be considered highly effective at reducing the risk associated with the exposure being hedged. We do not use derivatives for speculative purposes. On June 9, 2005, we entered into an interest rate derivative transaction with an aggregate notional amount of $200 million. The objective of the hedge is to eliminate the variability of future cash flows from market interest rates.

The following table sets forth the computation of comprehensive income (in thousands of dollars):

	Quarter Ended		Two Quarters Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Net income	$74,395	$86,262	$134,895	$142,200
Loss from cash flow hedge	(602)	—	(602)	—

Change in accumulated other comprehensive income	(602)	—	(602)	—

Total comprehensive income	$73,793	$86,262	$134,293	$142,200

NOTE 3. EMPLOYEE AND NON-EMPLOYEE STOCK OPTIONS

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148 – “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends SFAS 123 –“Accounting for Stock-Based Compensation” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 was effective for financial statements issued beginning in 2003. As allowed by SFAS 123, we follow the disclosure requirements of SFAS 123, but continue to account for our employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which results in no charge to earnings when stock options are granted at fair market value.

For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense over the options’ vesting period. In addition, the 15% discount from market value under the Employees Stock Purchase Plan is treated as compensation expense for pro forma purposes. Our reported and pro forma information follows (in thousands, except share data):

	Quarter Ended		Two Quarter Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Net income, as reported	$74,395	$86,262	$134,895	$142,200
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,863	4,023	7,941	8,068

Pro forma net income	$70,532	$82,239	$126,954	$134,132

Basic earnings per share, as reported	$1.00	$1.10	$1.80	$1.81
Pro forma basic earnings per share	0.95	1.05	1.70	1.70

Diluted earnings per share, as reported	$1.00	$1.08	$1.79	$1.78
Pro forma diluted earnings per share	0.95	1.03	1.68	1.68

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

Shares used to calculate earnings per share are as follows (in thousands):

	Quarter Ended		Two Quarters Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Basic weighted average shares outstanding	74,072	78,497	74,817	78,751
Effect of dilutive stock options	458	1,292	588	1,313

Diluted weighted average shares outstanding	74,530	79,789	75,405	80,064

Weighted average shares subject to stock options included in the determination of common stock equivalents for the calculation of diluted earnings per share	6,957	9,831	7,037	9,774

Weighted average shares subject to stock options which are not included in the calculation of diluted earnings per share because their impact is antidilutive	3,701	99	3,586	115

NOTE 5. GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS

Goodwill and other identified intangible assets, along with their weighted-average life, at June 26, 2005 consisted of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount	Weighted- Average Life (years)
Intangible assets continuing to be amortized:
Advertiser lists	$43,558	$31,565	$11,993	12.2
Subscriber lists	33,651	27,892	5,759	9.5
Other	2,513	862	1,651	6.4

Subtotal	$79,722	$60,319	$19,403	10.9

Goodwill and other identified intangible assets not being amortized:
Goodwill			$1,824,826
Newspaper mastheads			292,681
Intangible pension asset			28,612
Other			670

Subtotal			2,146,789

Total goodwill and other identified intangible assets			$2,166,192

The following is a summary of the balances of goodwill and other identified intangible assets as of December 26, 2004 and June 26, 2005 (in thousands):

	December 26, 2004	Amortization of Other Intangibles	Additions to Goodwill and Other Identified Intangible Assets	June 26, 2005
Goodwill	$1,799,061	$—	$25,765	$1,824,826
Newspaper Mastheads	288,296	—	4,385	292,681
Other	51,248	(3,616)	1,053	48,685

Total	$2,138,605	$(3,616)	$31,203	$2,166,192

The $31.2 million increase in goodwill and other identified intangible assets for the two quarters ended 2005 relate to the acquisition of five free daily newspapers in the San Francisco Bay Area, the New Homes Map Guide in Miami and the Keller Citizen in Fort Worth.

NOTE 6. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The following disclosure conforms to SFAS No. 132 (revised 2003) – “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” Below is a summary of the components of net periodic benefit cost for the defined benefit plans and postretirement benefit plans (other plans) (in thousands):

	Pension Plans		Other Plans
	Quarter Ended		Quarter Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Service cost	$10,675	$9,751	$309	$403
Interest cost	23,649	22,346	1,187	2,494
Expected return on plan assets	(27,865)	(27,724)	—	—
Amortization of prior service cost	1,045	1,075	(1,106)	(418)
Amortization of net loss	4,531	1,680	419	781

Net periodic benefit cost	$12,035	$7,128	$809	$3,260

We anticipate contributing a total of approximately $6.8 million to the pension plans in 2005. As of June 26, 2005, we contributed $3.5 million to our pension plans.

NOTE 7. COMMITMENTS AND CONTINGENCIES

We have future commitments for capital expenditures relating to our newspaper in Kansas City and our joint operating agency in Detroit. There are commitments of approximately $30.6 million for building, plant and presses in Kansas City and commitments of approximately $5.6 million for presses and mailroom-related equipment in Detroit. The Kansas City production plant is scheduled for completion in 2006, while the Detroit production plant is scheduled for completion in the second half of 2005.

NOTE 8. SUBSEQUENT EVENTS

Subsequent to the end of our second fiscal quarter, we purchased the Carolina Bride magazine and, through our partnership in Classified Ventures, HomeGain.com and NewCars.com.

On July 19, 2005, the Board of Directors approved an authorization to repurchase an additional 10 million shares of our common stock and an increase in the quarterly dividend from $0.345 per share to $0.37 per share of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 26, 2004.

Certain amounts presented as national revenue in 2004 have been reclassified as retail revenue to conform to the current presentation.

Beginning in 2005, we changed our reporting segments, formerly known as the “Newspaper Division” and “Online Division,” into one newspaper segment. This change is consistent with the combination of our online operations with the related print businesses. The merging of our print and online operations reflects our organizational structure and our business strategy, which emphasizes a multiple-media platform approach pursuing both audiences and advertisers within the markets in which we compete. The change is also consistent with the revised financial information given to the chief operating decision maker. For comparability, prior year amounts have been reclassified to conform with the current presentation.

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

We believe there have been no significant changes through the first two quarters ended June 26, 2005 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 26, 2004.

CONSOLIDATED RESULTS OF OPERATIONS: SECOND QUARTER ENDED JUNE 26, 2005 COMPARED TO SECOND QUARTER ENDED JUNE 27, 2004:

Diluted earnings per share was $1.00 for the quarter ended June 26, 2005 compared with $1.08 for the quarter ended June 27, 2004. Included in earnings per share are $0.03 from the favorable resolution of prior years’ tax issues, including interest, offset by $0.01 for severance in Detroit. Included in last year’s second-quarter earnings per share were $0.06 from the favorable resolution of prior years’ tax issues, including interest, and $0.04 from favorable adjustments in Detroit, primarily arising from post-retirement benefits.

Total advertising revenue for the second quarter of 2005 was $604.2 million, up 2.1% from $591.7 million in the same quarter of 2004. Total operating revenue was $761.5 million, up 0.2% from $760.2 million in the same quarter last year. Total operating income for the quarter was $143.3 million, down 7.5% from $155.0 million in the second quarter of 2004. Excluding the Detroit issues referenced above, operating income would have been down 3.5%. Net income of $74.4 million was down 13.8% from $86.3 million in the same quarter of the previous year. Excluding the Detroit issues and tax resolutions referenced above, net income would have been down 6.9%.

Operating Revenue

For the second quarter of 2005, retail, national and classified revenue represented 45.3%, 15.5% and 39.2%, respectively, of total advertising revenue. Advertising, circulation and other revenue represented 79.3%, 17.4% and 3.3%, respectively, of total operating revenue.

Advertising revenue is primarily affected by the linage, rate and mix of advertising categories. The advertising rate depends largely on our market reach, primarily established through circulation, and market position. Circulation revenue is based on the number of copies sold and the rate charged to customers.

The table below presents operating revenue and related statistics for our operations for the comparable quarters (in thousands):

	Quarter Ended
	June 26, 2005	June 27, 2004	Variance	% Change
Operating revenue
Advertising
Retail	$273,622	$267,751	$5,871	2.2
National	93,932	97,613	(3,681)	(3.8)
Classified	236,645	226,349	10,296	4.5

Total	604,199	591,713	12,486	2.1
Circulation	132,316	136,406	(4,090)	(3.0)
Other	24,995	32,097	(7,102)	(22.1)

Total operating revenue	$761,510	$760,216	$1,294	0.2

Average circulation
Daily	3,628	3,751	(123)	(3.3)
Sunday	4,902	5,073	(171)	(3.4)

Advertising linage (full-run)
Retail	3,422.1	3,538.3	(116.2)	(3.3)
National	797.1	854.0	(56.9)	(6.7)
Classified	4,709.0	4,797.8	(88.8)	(1.9)

Total	8,928.2	9,190.1	(261.9)	(2.8)

Factored part-run linage	665.6	659.4	6.2	0.9

Total preprints inserted	1,948.7	1,943.1	5.6	0.3

The increase in advertising revenue in the second quarter of 2005 compared to the same period in 2004, is primarily due to increases in retail, classified employment and classified real estate revenue. The largest increases were in Miami, up 3.7%, and Contra Costa, up 6.5%. Philadelphia had the largest shortfall, down 4.1%.

The retail category in the second quarter of 2005, compared with the same period in 2004, was up 2.2%, with increases of 0.6% in April, 5.7% in May and 0.7% in June. The increase in retail revenue was primarily due to a 4.2% increase in the full-run average rate and a 9.5% increase in part-run revenue, partially offset by a 3.3% decrease in full-run linage. Specialized publication revenue was up 9.3% in the quarter and total market coverage/alternate distribution (TMC) revenue increased 8.3% compared to the comparable quarter in 2004. Retail online revenue showed growth, up 11.7% in the quarter compared with the second quarter of 2004. Retail preprint revenue increased 1.0% for the quarter ended June 26, 2005, compared with the same quarter in 2004, on a 3.1% increase in average rate, partially offset by a 2.1% decrease in volume.

The national category was down 3.8% in the second quarter compared with the same period in 2004. National was down 4.3% in April and down 7.0% in May, but turned positive in June, up

0.1%. The decrease in national was primarily due to a 6.7% decrease in full-run linage and a 3.0% decrease in the full-run average rate. These unfavorable variances were partially offset by a 17.8% increase in preprint revenue, a 52.1% increase in online revenue and a 79.6% increase in TMC revenue. In the large markets, national was down 7.0% with five of the markets showing decreases. All but seven of the smaller markets showed increases in national; altogether, they were up 9.8%.

Classified revenue in the second quarter of 2005, compared with the same period in 2004, was up 4.5%, with April up 6.3%, May up 5.5% and June up 1.6%. Employment was up in the low to mid teens throughout the quarter; real estate was up low teens in April and high single digits in May and June; auto was down throughout the quarter. Employment in the larger markets was up 11.5%, but in the mid-sized and smaller markets it was up 21.2%. Real estate in the large markets was up 9.3% for the quarter compared to 8.2% for the mid-sized and smaller markets.

The increase in classified revenue was driven by increases of 58.5% in online revenue, 20.4% in part-run revenue, 50.0% in specialized publication revenue and 72.9% in other classified revenue. These favorable variances were partially offset by a decrease of 2.9% in the full-run average rate and a 1.9% decrease in full-run linage.

Circulation revenue decreased in the second quarter of 2005, compared to the same period in 2004, by 3.0%, due to a 3.3% decrease in circulation copies, partially offset by a 0.3% increase in the average rate. The telemarketing rules adopted by the Federal Trade Commission and Federal Communications Commission, including the National Do-Not-Call Registry, continued to impact an important source of new subscribers. Our plans for the remaining two quarters of the year include telemarketing and selective discounting, along with increased use of kiosks, single-copy insert coupons and direct mail promotions.

Other revenue decreased by $7.1 million, or 22.1%, from the comparable quarter in the prior year. The unfavorable variance was largely due to three factors related to Detroit: the absence of last year’s favorable adjustments (primarily post-retirement benefits), the cost of this year’s severance and, also this year, reduced operating earnings.

Operating Costs

The table below presents operating costs for our operations for the comparable quarters (in thousands):

	Quarter Ended
	June 26, 2005	June 27, 2004	Variance	% Change
Operating costs
Labor and employee benefits	$302,218	$301,071	$1,147	0.4
Newsprint, ink and supplements	105,067	98,911	6,156	6.2
Other operating costs	187,068	179,085	7,983	4.5
Depreciation and amortization	23,811	26,140	(2,329)	(8.9)

Total operating costs	$618,164	$605,207	$12,957	2.1

The increase in labor and employee benefits in the second quarter of 2005 from the comparable quarter in 2004 was due to increased salary expense, partially offset by reduced employee benefits expense. The increase in labor was due to a 2.2% increase in the average rate per full time equivalent employee (FTE), partially offset by a 0.7% decrease in FTEs and a 12.3% decrease in commission expense. Benefit costs declined $368,000, or 0.6%, as a $6.3 million, or 46.0%, increase in pension expense was more than offset by a $6.8 million, or 21.4%, decline in other postretirement benefit expense and employee insurance expense.

Newsprint, ink and supplements increased $6.2 million, or 6.2%, in the second quarter of 2005 compared to the comparable quarter in 2004, due to a 9.7% increase in the average price per ton of newsprint and a 19.8% increase in supplements, partially offset by a 4.4% decrease in consumption and an 11.3% decrease in ink expense.

Other operating costs increased $8.0 million, or 4.5%, compared to the prior year, due to increases in general and administrative costs and online cost of goods sold. The increase in general and administrative costs was primarily due to advertising, marketing and promotion expense, outside service expense and outside printing expense. These increases were partially offset by reductions in bad debt expense and legal fees.

Depreciation and amortization decreased $2.3 million, or 8.9%, compared with the prior year due to lower levels of capital spending in recent years, excluding the Kansas City plant construction costs. The Kansas City plant construction costs are accounted for as construction in progress and depreciation will begin later this year when portions of the plant are placed in service.

For the full year, we anticipate increases in newsprint, ink and supplements and employee benefits in the middle single digits. Labor costs are expected to be up in the low single digits, with merit increases offset by decreases in FTEs. We anticipate continued cost discipline during the remaining two quarters of 2005 and expect other operating costs to be up in the low single digits for the full year.

Net interest expense increased $8.9 million, or 73.5%, in the second quarter of 2005 from the same quarter of 2004, primarily due to increases in the average debt outstanding and the weighted-average interest rate. Total debt at the end of the period was $1.693 billion, up $195.3 million from year-end 2004 primarily due to acquisitions and share repurchases during 2005. Our weighted-average interest rate was 5.4% and 4.1% for the second quarter of 2005 and 2004, respectively.

Losses from equity investees decreased by $3.4 million, or 49.1%, compared to the prior year. Decreased losses from CareerBuilder and Seattle Times were partially offset by increases in losses from Cross Media Services.

Our effective tax rate was higher in the second quarter of 2005 compared to the prior year, due to the net effect of the favorable resolution of tax issues in both years. Our effective tax rate was 36.1% compared to 35.0% in the same period in 2004.

CONSOLIDATED RESULTS OF OPERATIONS: TWO QUARTERS ENDED JUNE 26, 2005 COMPARED TO TWO QUARTERS ENDED JUNE 27, 2004:

Diluted earnings per share was $1.79 for the two quarters ended June 26, 2005 compared with $1.78 for the two quarters ended June 27, 2004. Included in earnings per share are $0.12 from the favorable resolution of prior-years’ tax issues, including interest, offset by $0.01 for severance in Detroit. Included in last year’s earnings per share for the two quarters ended June 27, 2004, were $0.06 from the favorable resolution of prior years’ tax issues, including interest, and $0.04 from favorable adjustments in Detroit, primarily arising from post-retirement benefits.

Total advertising revenue for the two quarters ended 2005 was $1.170 billion, up 2.7%, from $1.140 billion compared to the same period in 2004. Total operating revenue was $1.486 billion, up 0.9% from $1.472 billion compared to last year. Total operating income for the two quarters ended was $254.2 million, down 4.5%, from $266.1 million compared to the same period in 2004. Excluding the Detroit severance and adjustments referenced above, operating profit would have been down 2.1%. Net income of $134.9 million was down 5.1% from $142.2 million compared to 2004. Excluding the adjustments referenced above, net income would have been down 6.4%.

Operating Revenue

For the first two quarters of 2005, retail, national and classified revenue represented 44.7%, 16.2% and 39.1%, respectively, of total advertising revenue. Advertising, circulation and other revenue represented 78.8%, 17.9% and 3.3%, respectively, of total operating revenue.

The table below presents operating revenue and related statistics for our operations for the comparable quarters (in thousands):

	Two Quarter Ended
	June 26, 2005	June 27, 2004	Variance	% Change
Operating revenue
Advertising
Retail	$522,795	$509,518	$13,277	2.6
National	189,872	191,735	(1,863)	(1.0)
Classified	457,668	438,338	19,330	4.4

Total	1,170,335	1,139,591	30,744	2.7
Circulation	266,564	275,615	(9,051)	(3.3)
Other	49,339	57,281	(7,942)	(13.9)

Total operating revenue	$1,486,238	$1,472,487	$13,751	0.9

Average circulation
Daily	3,676	3,782	(106)	(2.8)
Sunday	4,976	5,131	(155)	(3.0)

Advertising linage (full-run)
Retail	6,585.8	6,788.3	(202.5)	(3.0)
National	1,613.0	1,655.5	(42.5)	(2.6)
Classified	9,074.5	9,238.2	(163.7)	(1.8)

Total	17,273.3	17,682.0	(408.7)	(2.3)

Factored part-run linage	1,247.7	1,240.5	7.2	0.6

Total preprints inserted	3,803.7	3,752.3	51.4	1.4

The increase in advertising revenue is primarily due to retail revenue, classified employment and classified real estate revenue. The largest increases were in Miami, up 4.1%, and Contra Costa, up 5.1%. Philadelphia had the largest shortfall, down 3.3%.

Retail revenue for the first two quarters of 2005, compared with the same period in 2004, was up 2.6%. A 3.1% increase in the full-run average rate, a 9.8% increase in part-run revenue, a 3.1% increase in preprint revenue, an 8.2% increase in online revenue and an 11.3% increase in special publication were partially offset by a 3.0% decrease in full-run linage.

For the first two quarters of 2005, national revenue decreased 1.0% compared to the same period in 2004. The decrease in national revenue was primarily due to a 2.6% decrease in full-run linage, a 3.0% decrease in the full-run average rate and a 7.7% decrease in specialized publication revenue. These unfavorable variances were partially offset by a 56.2% increase in online revenue, a 13.2% increase in preprint revenue and a 53.9% increase in TMC revenue.

For the first two quarters of 2005, classified revenue was up 4.4% compared to the same period in 2005. The increase in classified revenue was driven by increases of 61.8% in online revenue, 17.3% in part-run revenue, 45.6% in specialized publication revenue and 78.9% in other classified revenue. These favorable variances were partially offset by a decrease of 2.8% in the full-run average rate and a 1.8% decrease in full-run linage.

Circulation revenue decreased 3.3% for the first two quarters of 2005 compared to the same period in 2004, due to a 2.8% decrease in circulation copies and a 0.6% decrease in the average rate.

Other revenue decreased by $7.9 million, or 13.9%, from the first two quarters in 2004. The unfavorable variance was largely due to three factors related to Detroit: the absence of last year’s favorable adjustments (primarily post-retirement benefits), the cost of this year’s severance and reduced operating earnings.

Operating Costs

The table below presents operating costs for our operations for the two quarters ended (in thousands):

	Two Quarters Ended
	June 26, 2005	June 27, 2004	Variance	% Change
Operating costs
Labor and employee benefits	$612,998	$607,030	$5,968	1.0
Newsprint, ink and supplements	202,539	193,799	8,740	4.5
Other operating costs	368,877	353,072	15,805	4.5
Depreciation and amortization	47,608	52,517	(4,909)	(9.3)

Total operating costs	$1,232,022	$1,206,418	$25,604	2.1

The increase in labor and employee benefits for the first two quarters of 2005 from the comparable period in 2004 was due to increased salary expense, partially offset by reduced employee benefits expense. The increase in labor was due to a 2.5% increase in the average rate per FTE, partially offset by a 17.4% decrease in commission expense. Benefit costs declined as a 29.6% increase in pension expense was more than offset by declines in other postretirement benefit expense, down 56.8%, and employee insurance expense, down 12.7%.

Newsprint, ink and supplements increased $8.7 million, or 4.5%, in the first two quarters of 2005 compared to the comparable period in 2004, due to an 8.9% increase in the average price per ton of newsprint and a 12.0% increase in supplement, partially offset by a 4.2% decrease in consumption and a 12.4% decrease in ink expense.

Other operating costs increased by $15.8 million, or 4.5%, compared to the prior year, due to increases in general and administrative costs and production costs. The increase in general and administrative costs was primarily due to advertising, marketing and promotion expense, settlement expense, other outside service expense and other general and administrative expense. These increases were partially offset by reductions in bad debt expense and recruitment expense. The increase in production costs was due to online cost of goods sold, partially offset by a decrease in office repairs and maintenance.

Depreciation and amortization decreased $4.9 million, or 9.3%, compared with the prior year due to lower levels of capital spending in recent years, excluding the Kansas City plant construction costs. The Kansas City plant construction costs are accounted for as construction in progress and depreciation will begin later this year when portions of the plant are placed in service.

Net interest expense increased $12.9 million, or 51.0%, in the first two quarters of 2005 from the same period of 2004, due to increases in the average debt outstanding and an increase in the weighted-average interest rate.

Losses from equity investees decreased by $2.4 million, or 15.8%, compared to the prior year primarily due to improved results from CareerBuilder, Classified Ventures and SP Newsprint Co.

Our effective tax rate was higher in the two quarters ended June 26, 2005 compared to the same period in the prior year, due to the net effect of the favorable resolution of tax issues in both years. Our effective tax rate was 32.5% compared to 35.5% in the same period in 2004.

Liquidity and Capital Resources

Cash was $38.9 million at June 26, 2005, compared with $24.5 million at December 26, 2004. During the two quarters ended June 26, 2005, cash flows from commercial paper borrowings, operating activities and proceeds from stock option exercises and employee stock purchases were used to fund treasury stock purchases, the payment of common stock dividends, purchases of property, plant and equipment, and the acquisition of, and investments in, certain businesses.

At June 26, 2005, working capital was $125.7 million, compared with $70.0 million at December 26, 2004. The increase in working capital was due to a $70.1 million decrease in accounts payable and a $15.9 million decrease in accrued compensation and withholdings, partially offset by a $30.8 million decrease in accounts receivable. The decreases in accounts receivable, accrued expenses and other liabilities and accrued compensation and withholdings were due to the timing of payments.

We invest excess cash in short-term investments, depending on projected cash needs for operations, capital expenditures and other business purposes. We supplement our internally generated cash flow with a combination of short- and long-term borrowings. Average outstanding commercial paper for the two quarters ended June 26, 2005 was $338.4 million, with an average effective interest rate of 2.8%. At June 26, 2005, our $1 billion revolving credit agreement, which supports the commercial paper and our letters of credit outstanding, had remaining availability of $594.5 million. The revolving credit facility contains covenants, including limitations on the ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) not to exceed 4.5 to 1, and matures in 2009.

As of June 26, 2005, our percentage of variable-rate borrowings was approximately 65.1%. Over the past three years, we have entered into various interest rate swap agreements to manage interest rate exposure. These swap agreements expire at various dates in 2005, 2007, 2009 and 2011, and effectively convert an aggregate principal amount of $700 million of fixed-rate long-term debt into variable-rate borrowings. The variable interest rates are based on the three- or six-month LIBOR plus a rate spread. For the quarter ended June 26, 2005, the weighted-average variable interest rate under these agreements was 5.6% versus the weighted-average fixed rate of 7.9%. We do not trade or engage in hedging for speculative or trading purposes, and hedging activities are transacted only with highly rated financial institutions, reducing the exposure to credit risk.

During the quarter ended June 26, 2005, Standard and Poor’s and Fitch reduced their ratings on our short- and long-term debt. On July 22, 2005, Standard and Poor’s reduced their rating on our long-term debt with a stable outlook. The following table provides our current debt ratings.

	Short-Term Debt	Long-Term Debt
Moody’s	P1	A2
Standard & Poor’s	A2	BBB+
Fitch	F2	A-

Our future ability to borrow funds and the interest rates on those funds could be adversely impacted by a decline in our debt ratings and by negative conditions in the debt capital markets.

During the two quarters ended June 26, 2005, we made acquisitions totaling $46.3 million, consisting of the Palo Alto Daily News, a new homes guide in Miami, The Keller Citizen and a 25% ownership interest in Topix.net. Also during the two quarters ended June 26, 2005, we repurchased 3.1 million shares of Knight Ridder stock, leaving remaining authorization of 1.8 million shares at quarter’s end. On July 19, 2005, the Board of Directors approved an authorization to repurchase an additional 10 million shares of our common stock. Shares outstanding at the end of the second quarter of 2005 were 73.8 million.

Our operations have historically generated strong positive cash flow that, along with our commercial paper program, revolving credit lines and our ability to issue public debt, have provided adequate liquidity to meet short- and long-term cash requirements, including requirements for working capital and capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The following represents an update of our market-sensitive financial information. This information contains forward-looking statements and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 26, 2004. We have approximately $1.1 billion in floating rate debt obligations, including approximately $406 million in commercial paper, at June 26, 2005 that are subject to significant changes in the amount of interest expense we might incur. Assuming the current level of variable rate borrowings of $1.1 billion, a 1% increase or decrease in the average interest rate would result in an increase or decrease in annual interest expense of $11 million.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, under the supervision and with the participation of management, including the chief executive officer and chief financial officer. That evaluation revealed no material weaknesses in our disclosure controls and procedures. It confirmed that these current practices are effective in alerting us, within the time periods specified by the Securities and Exchange Commission, to any material information regarding Knight Ridder and its consolidated subsidiaries. Moreover, it confirmed our ability to record, process, summarize and report such information on an equally timely basis. Our management, including the chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the chief executive officer and chief financial officer concluded that there has been no such change during the quarter covered by this report.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in litigation and administrative proceedings, primarily libel and copyright infringement actions, bankruptcy proceedings involving the company’s advertisers, and environmental and other legal proceedings that have arisen in the ordinary course of business. In the opinion of management, our liability, if any, under any pending litigation or administrative proceedings, will not materially affect our consolidated financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth our common stock open market repurchases for the second quarter of 2005:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
Mar 28, 2005 through May 1, 2005(2)	1,220,000	$65.63	1,220,000	2,278,300
May 2, 2005 through May 29, 2005	245,000	64.18	245,000	2,033,300
May 30, 2005 through June 26, 2005	190,000	62.31	190,000	1,843,300

Total	1,655,000		1,655,000

1.	On January 28, 2003, the Board of Directors announced the repurchase of up to 6 million shares of our common stock. On July 19, 2005, the Board of Directors announced the repurchase of up to an additional 10 million shares of our common stock.
2.	On March 28, 2005, we repurchased 500,000 shares of our common stock pursuant to a contract, which will settle within nine months from the purchase date. The estimated cost of repurchasing the shares was paid in advance. The final price of repurchasing these shares will be based on the closing price as reported by the NYSE at the beginning of the contract and the difference between that price and the volume weighted-average price (VWAP) over the life of the contract. The difference is paid at the end of the contract period in cash or shares, at our option (limited to the number of shares multiplied by the change in share price). Had we settled this contract as of June 26, 2005, we would have received approximately $330,000. Had we settled all currently outstanding contracts as of June 26, 2005, we would have received approximately $1,082,000.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	Our Annual Meeting of Shareholders was held on April 26, 2005.

(b)	Shareholders voted on the following proposals:

A proposal to elect 4 directors for a three-year term ending 2008, as follows:

	Common Stock Voted
	For	Withheld
P. Anthony Ridder	61,081,664	2,095,916
Mark A. Ernst	62,822,976	2,354,604
Vasant Prabhu	62,244,756	932,824
John E. Warnock	62,508,923	668,657

Continuing Directors:
Kathleen Foley Feldstein
Thomas P. Gerrity
Ronald D. Mc Cray
Pat Mitchell
M. Kenneth Oshman
Gonzalo F. Valdes-Fauli

A proposal to ratify the appointment of Ernst & Young LLP as independent auditors of the company for 2005:

Common Stock Voted

For	Against	Abstain	Broker Non-Votes
55,241,080	7,517,289	419,211	0

Re-approve the material terms of our Annual Incentive Plan:

Common Stock Voted

For	Against	Abstain	Broker Non-Votes
61,194,889	1,523,254	459,437	0

Approve the amendment and restatement of our Employee Stock Option Plan as the Knight-Ridder, Inc. Employee Equity Incentive Plan:

Common Stock Voted

For	Against	Abstain	Broker Non-Votes
43,203,595	10,801,752	3,914,190	5,258,043

Approve an amendment to our Employee Stock Option Plan to increase by 2.2 million the number of shares of common stock reserved for issuance:

Common Stock Voted

For	Against	Abstain	Broker Non-Votes
35,438,848	18,552,311	3,928,378	5,258,043

A shareholder proposal requesting that the positions of Chairman and CEO be separated:

Common Stock Voted

For	Against	Abstain	Broker Non-Votes
18,128,975	35,796,587	3,993,975	5,258,043

Item 6. Exhibits.

(a)	Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNIGHT-RIDDER, INC.
(Registrant)

Date: August 2, 2005	/s/ Gary R. Effren
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