Form 10-Q
period 2005-09-25
KNIGHT RIDDER INC
filed 2005-11-03
CIK 205520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 25, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The registrant had 67,218,920 shares of common stock (par value $0.02 1/12 per share), net of treasury stock, issued and outstanding as of October 20, 2005.

Knight Ridder

Table of Contents for Form 10-Q

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Specifically, these statements relate to future actions, future performance or results of current and anticipated initiatives and the outcome of contingencies and other uncertainties. We try, whenever possible, to identify such statements by using words such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “project” and similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KNIGHT RIDDER

CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

	(unaudited) September 25, 2005	December 26, 2004
ASSETS

Current Assets
Cash	$41,268	$24,483
Accounts receivable, net of allowances of $23,321 in 2005 and $23,987 in 2004	392,323	410,303
Inventories	53,903	48,027
Prepaids	27,509	34,662
Deferred income taxes	13,333	16,116
Other current assets	13,260	16,204

Total Current Assets	541,596	549,795

Investments and Other Assets
Equity in unconsolidated companies and joint ventures	344,179	343,471
Pension asset	96,626	137,614
Fair value of interest rate swap agreements	17,045	34,224
Other	61,789	71,423

Total Investments and Other Assets	519,639	586,732

Property, Plant and Equipment
Land and improvements	80,361	79,261
Buildings and leasehold improvements	501,621	493,256
Equipment	1,289,738	1,281,463
Construction and equipment installations in progress	204,502	173,295

	2,076,222	2,027,275
Less accumulated depreciation and amortization	(1,106,877)	(1,080,129)

Property, Plant and Equipment, net	969,345	947,146

Goodwill and Other Identified Intangible Assets
Goodwill	2,199,391	1,799,061
Newspaper mastheads	293,011	288,296
Other, net of accumulated amortization of $61,890 in 2005 and $56,703 in 2004	47,201	51,248

Total Goodwill and Other Identified Intangible Assets, net	2,539,603	2,138,605

Total Assets	$4,570,183	$4,222,278

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$134,136	$164,359
Accrued expenses and other liabilities	137,931	104,662
Accrued compensation and withholdings	96,013	95,090
Deferred circulation revenue	88,499	84,826
Income taxes payable	74,182	30,869

Total Current Liabilities	530,761	479,806

Noncurrent Liabilities
Long-term debt	2,024,199	1,497,907
Fair value of interest rate swap agreements	17,045	34,224
Deferred income taxes	297,671	267,477
Postretirement benefits other than pensions	106,961	113,119
Employment benefits	272,917	269,026
Other noncurrent liabilities	99,780	111,988

Total Noncurrent Liabilities	2,818,573	2,293,741

Minority Interest in Consolidated Subsidiaries	120	1,575

Commitments and Contingencies	—	—
Shareholders’ Equity
Common stock, $.02 1/12 par value; shares authorized - 250,000,000;shares issued - 67,533,000 shares in 2005 and 76,276,000 shares in 2004	1,407	1,589
Additional paid in capital	999,770	1,093,486
Retained earnings	338,290	489,254
Accumulated other comprehensive loss	(117,858)	(136,060)
Treasury stock, at cost, 16,000 shares in 2005 and 20,000 shares in 2004	(880)	(1,113)

Total Shareholders’ Equity	1,220,729	1,447,156

Total Liabilities and Shareholders’ Equity	$4,570,183	$4,222,278

See “Notes to Consolidated Financial Statements.”

KNIGHT RIDDER

CONSOLIDATED STATEMENT OF INCOME

(Unaudited - in thousands, except per share data)

	Quarter Ended		Three Quarters Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
OPERATING REVENUE
Advertising
Retail	$253,315	$247,855	$768,461	$750,325
National	87,493	86,678	275,707	276,830
Classified	230,733	220,256	681,316	652,244

Total	571,541	554,789	1,725,484	1,679,399
Circulation	130,300	131,699	392,980	403,405
Other	22,000	21,479	65,667	63,038

Total Operating Revenue	723,841	707,967	2,184,131	2,145,842

OPERATING COSTS
Labor and employee benefits	312,090	286,283	917,905	886,517
Newsprint, ink and supplements	101,875	94,257	302,167	285,995
Other operating costs	189,820	177,222	554,051	525,907
Depreciation and amortization	23,806	23,731	71,148	75,652

Total Operating Costs	627,591	581,493	1,845,271	1,774,071

OPERATING INCOME	96,250	126,474	338,860	371,771

OTHER EXPENSE
Interest expense	(25,621)	(12,619)	(67,399)	(40,097)
Interest income	85	52	184	143
Interest expense capitalized	1,552	1,384	5,067	3,500

Interest expense, net	(23,984)	(11,183)	(62,148)	(36,454)
Equity in losses, net of earnings of unconsolidated companies and joint ventures	(2,274)	(5,936)	(14,974)	(21,010)
Minority interest in earnings of consolidated subsidiaries	(1,738)	(2,198)	(5,759)	(6,682)
Other, net	378	(135)	927	(902)

Total Other Expense	(27,618)	(19,452)	(81,954)	(65,048)

Income before income taxes	68,632	107,022	256,906	306,723
Income taxes	24,995	34,774	85,259	105,030

Income from Continuing Operations	43,637	72,248	171,647	201,693
Gain on sale of discontinued Detroit and Tallahassee operations, net of income taxes	207,850	—	207,850	—
Income from discontinued Detroit and Tallahassee operations, net of income taxes	1,710	4,631	8,595	17,386

Net Income	$253,197	$76,879	$388,092	$219,079

Earnings Per Share
Basic:
Income from continuing operations	$0.62	$0.94	$2.34	$2.58
Net gain on sale of discontinued Detroit and Tallahassee operations, net of tax	2.94	—	2.83	—
Income from discontinued Detroit and Tallahassee operations, net of tax	0.02	0.06	0.12	0.22

Net Income	$3.58	$1.00	$5.28	$2.80

Diluted:
Income from continuing operations	$0.61	$0.93	$2.32	$2.54
Net gain on sale of discontinued Detroit and Tallahassee operations, net of tax	2.92	—	2.81	—
Income from discontinued Detroit and Tallahassee operations, net of tax	0.02	0.06	0.12	0.22

Net Income	$3.56	$0.99	$5.25	$2.76

DIVIDENDS DECLARED PER COMMON SHARE	$0.370	$0.345	$1.060	$0.985

AVERAGE SHARES OUTSTANDING (000s)
Basic	70,684	77,258	73,437	78,253
Diluted	71,080	77,936	73,963	79,354

KNIGHT RIDDER

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited - in thousands)

	Three Quarters Ended
	September 25, 2005	September 26, 2004
CASH PROVIDED BY OPERATING ACTIVITIES
Net income	$388,092	$219,079
Noncash items deducted from (included in) income:
Net gain on sale of discontinued Detroit and Tallahassee operations, net of tax	(207,850)	—
Depreciation	65,177	70,659
Amortization of other identified intangible assets	5,187	5,117
Amortization of other assets	784	653
Provision (benefit) for deferred taxes	(32,720)	(1,989)
Provision for bad debts	4,917	9,630
Minority interest in earnings of consolidated subsidiaries	5,759	6,682
Other items, net	(6,771)	(18,653)
Cash items not deducted from (included in) income:
Contributions lower than pension and other post-retirement benefit expenses	20,542	15,100
Net cash to investees in excess of losses	(31,081)	(15,471)
Change in certain assets and liabilities
Accounts receivable	17,026	17,199
Inventories	(4,809)	(8,734)
Other assets	16,268	2,394
Accounts payable	(30,167)	(46,119)
Income taxes payable	(29,539)	9,305
Other liabilities	34,662	42,169

Net Cash Provided by Operating Activities	215,477	307,021

CASH REQUIRED FOR INVESTING ACTIVITIES
Proceeds from sale of Detroit operations	286,570	—
Acquisition of, and investments in, businesses	(285,708)	(42,856)
Purchases of property, plant and equipment	(75,972)	(81,362)
Other items, net	1,546	859

Net Cash Required for Investing Activities	(73,564)	(123,359)

CASH REQUIRED FOR FINANCING ACTIVITIES
Purchase of treasury stock	(606,048)	(238,716)
Proceeds from issuance of term debt	397,081	—
Net increase in commercial paper, net of unamortized discount	128,210	81,238
Payment of cash dividends	(78,842)	(77,044)
Proceeds from stock option exercises and stock purchases	46,083	64,110
Other items, net	(11,612)	(11,431)

Net Cash Required for Financing Activities	(125,128)	(181,843)

Net Increase in Cash	16,785	1,819

Cash at beginning of the period	24,483	33,536

Cash and cash equivalents at the end of the period	$41,268	$35,355

SUPPLEMENTAL CASH FLOW INFORMATION:
Noncash investing activities:
Fair value of Tallahassee assets disposed	$161,843	$—

See “Notes to Consolidated Financial Statements.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

Knight Ridder and its subsidiaries are referred to collectively in this report on Form 10-Q as “we,” “our” and “us.” The accompanying unaudited consolidated financial statements of Knight Ridder have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X, Article 10 under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. We would note that the newspaper business is seasonal, with the strongest advertising revenue coming in the fourth quarter, followed (at some distance) by the second – and then by the remaining two. Operating results for any portion of the year prior to the final quarter should not be interpreted in a pro rata fashion for the year as a whole. For further information, refer to the consolidated financial statements and notes, as well as the critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 26, 2004.

Beginning in the first quarter of 2005, we changed our reporting segments, formerly known as the “Newspaper Division” and “Online Division,” into one newspaper segment. This change is consistent with the combination of our online operations with the related print businesses. The merging of our print and online operations reflects our organizational structure and our business strategy, which emphasizes a multiple-media platform approach pursuing both audiences and advertisers within the markets in which we compete. The change is also consistent with the revised financial information given to the chief operating decision maker. For comparability, prior year amounts have been reclassified to conform with the current period presentation.

NOTE 2. COMPREHENSIVE INCOME

We use derivative financial instruments to manage interest rate risk. The objective in using derivatives is to reduce the risks associated with borrowing activities. Statement of Financial Accounting Standard (SFAS) 133 – “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires that derivatives be recorded on the balance sheet at fair value. Unrealized gains from derivatives are carried as other current assets and unrealized losses are reported as other current liabilities. Derivatives designated as hedges for accounting purposes must be considered highly effective at reducing the risk associated with the exposure being hedged. We do not use derivatives for speculative purposes. On June 9, 2005 and August 8, 2005 we entered into two interest rate derivative transactions (Treasury locks) with a notional amount of $200 million each. The objective of the hedge was to eliminate the variability of future cash flows from market interest rates in connection with our $400 million debt offering. On August 16, 2005, concurrent with issuing the debt, we settled the Treasury locks and received net proceeds of $2.1 million, which will be amortized using the effective interest rate method over the life of the debt.

The following table sets forth the computation of comprehensive income (in thousands of dollars):

	Quarter Ended		Three Quarters Ended
	Sep 25, 2005	Sep 26, 2004	Sep 25, 2005	Sep 26, 2004
Net income	$253,197	$76,879	$388,092	$219,079
Gain from cash flow hedge	602	—	—	—

Change in accumulated other comprehensive income	602	—	—	—

Total comprehensive income	$253,799	$76,879	$388,092	$219,079

NOTE 3. EMPLOYEE AND NON-EMPLOYEE STOCK OPTIONS

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148 – “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends SFAS 123 – “Accounting for Stock-Based Compensation” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 was effective for financial statements issued beginning in 2003. As allowed by SFAS 123, we follow the disclosure requirements of SFAS 123, but continue to account for our employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which results in no charge to earnings when stock options are granted at fair market value.

For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense over the options’ vesting period. In addition, the 15% discount from market value under the Employees Stock Purchase Plan is treated as compensation expense for pro forma purposes. Our reported and pro forma information is as follows (in thousands, except share data):

	Quarter Ended		Three Quarters Ended
	Sep 25, 2005	Sep 26, 2004	Sep 25, 2005	Sep 26, 2004
Net income, as reported	$253,197	$76,879	$388,092	$219,079
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,848	3,715	11,788	11,310

Pro forma net income	$249,349	$73,164	$376,304	$207,769

Basic earnings per share, as reported	$3.58	$1.00	$5.28	$2.80
Pro forma basic earnings per share	3.53	0.95	5.12	2.66

Diluted earnings per share, as reported	$3.56	$0.99	$5.25	$2.76
Pro forma diluted earnings per share	3.51	0.94	5.09	2.62

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. On April 14, 2005, the SEC revised the effective date of the new standard, which will be no later than the beginning of the first fiscal year beginning after June 15, 2005 for public entities. Early adoption is permitted in periods in which financial statements have not yet been issued. SFAS 123(R) allows for two transition alternatives for public companies: (a) modified-prospective transition or (b) modified-retrospective transition. Under the modified-

prospective transition method, companies are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. Measurement and attribution of compensation cost for awards that were granted prior to, but not vested as of the date SFAS 123(R) is adopted would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS 123 (either for financial statement recognition or pro forma disclosure purposes). Prior periods are not restated. For periods prior to adoption, the financial statements are unchanged (and the pro forma disclosures previously required by SFAS 123 continue to be required under SFAS 123(R) to the extent those amounts differ from those in the income statement). For periods subsequent to adoption, the impact of this transition method generally is the same as if the modified-retrospective method were applied. Accordingly, pro forma disclosure will not be necessary for periods after the adoption of SFAS 123(R). Under the modified-retrospective transition method, companies are allowed to restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under the provisions of SFAS 123. New awards and unvested awards would be accounted for in the same manner as the modified-prospective method. We expect to adopt SFAS 123(R), as required, for our fiscal year beginning December 26, 2005 and will be using the modified-prospective transition method.

NOTE 4. EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents attributable to stock options. The entire net income is attributable to common shareholders.

Shares used to calculate earnings per share are as follows (in thousands):

	Quarter Ended		Three Quarters Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
Basic weighted average shares outstanding	70,684	77,258	73,437	78,253
Effect of dilutive stock options	396	678	526	1,101

Diluted weighted average shares outstanding	71,080	77,936	73,963	79,354

Weighted average shares subject to stock options included in the determination of common stock equivalents for the calculation of diluted earnings per share	6,751	7,756	6,745	7,871

Weighted average shares subject to stock options which are not included in the calculation of diluted earnings per share because their impact is antidilutive	3,647	2,099	3,612	1,933

NOTE 5. DEBT

Debt consisted of the following (in thousands):

	Effective Interest Rate as of September 25, 2005	Balance At
		September 25, 2005	December 26, 2004
Commercial paper, net of discount (a)	3.2%	$338,889	$210,679
Debentures, net of discount (b)	7.8%	199,415	199,291
Debentures, net of discount (c)	7.7%	95,663	95,516
Debentures, net of discount (d)	7.0%	297,143	297,051
Notes payable, net of discount (e)	4.0%	99,523	99,352
Notes payable, net of discount (f)	5.4%	298,362	298,144
Notes payable, net of discount (g)	4.7%	198,125	197,970
Notes payable, net of discount (h)	5.9%	397,101	—
Senior notes, net of discount (i)	3.9%	99,978	99,904

Total Debt (j)	4.7%	2,024,199	1,497,907
Less amounts classified as current		—	—

Total long-term debt	4.7%	$2,024,199	$1,497,907

(a)	Commercial paper is supported by $1 billion revolving credit facility which matures in 2009.
(b)	Represents $200 million of 9.875% debentures due in 2009.
(c)	Represents $100 million of 7.15% debentures due in 2027.
(d)	Represents $300 million of 6.875% debentures due in 2029.
(e)	Represents $100 million of 6.625% notes due in 2007.
(f)	Represents $300 million of 7.125% notes due in 2011.
(g)	Represents $200 million of 4.625% notes due in 2014.
(h)	Represents $400 million of 5.750% notes due in 2017.
(i)	Represents $100 million of 6.3% senior notes due in 2005. This amount has been excluded from “Less amounts classified as current” because management has the ability and intent to refinance this debt with commercial paper, which is supported by our $1 billion revolving credit facility, which matures in 2009.
(j)	Interest payments for the three quarters ended September 25, 2005 totalling $63.4 million.

On August 16, 2005, we issued $400 million of notes payable that mature on September 1, 2017. The 12-year notes were issued at a coupon rate of 5.75% with interest payments due on March 1 and September 1. Proceeds were used to reduce our outstanding commercial paper.

Our revolving credit facility contains covenants, including limitations on the ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) not to exceed 4.5 to 1, and matures in 2009. As of September 25, 2005, we are in compliance with all covenants related to the revolving credit facility.

NOTE 6. GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS

Goodwill and other identified intangible assets, along with their weighted-average life, at September 25, 2005 consisted of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount	Weighted- Average Life (years)
Intangible assets continuing to be amortized:
Advertiser lists	$43,558	$32,494	$11,064	12.2
Subscriber lists	33,651	28,647	5,004	9.5
Other	2,602	749	1,853	6.4

Subtotal	$79,811	$61,890	$17,921	10.9

Goodwill and other identified intangible assets not being amortized:
Goodwill			$2,199,391
Newspaper mastheads			293,011
Intangible pension asset			28,612
Other			668

Subtotal			2,521,682

Total goodwill and other identified intangible assets			$2,539,603

The following is a summary of the balances of goodwill and other identified intangible assets as of December 26, 2004 and September 25, 2005 (in thousands):

	December 26, 2004	Amortization of Other Intangibles	Disposition of Tallahassee	Additions to Goodwill and Other Identified Intangible Assets	September 25, 2005
Goodwill	$1,799,061	$—	$(2,086)	$402,416	$2,199,391
Newspaper Mastheads	288,296	—	—	4,715	293,011
Other	51,248	(5,187)	—	1,140	47,201

Total	$2,138,605	$(5,187)	$(2,086)	$408,271	$2,539,603

The $408.3 million increase in goodwill and other identified intangible assets for the three quarters ended September 25, 2005 relate to the acquisitions of The (Boise) Idaho Statesman, The (Olympia, WA) Olympian and The Bellingham (WA) Herald, five free daily newspapers in the San Francisco Bay Area, the New Homes Map Guide in Miami, the Keller Citizen in Fort Worth, and the Carolina Bride in Charlotte. With regards to the Boise, Olympia, and Bellingham acquisitions, we have engaged an independent appraiser to assist with the purchase price allocation. Until the appraisal is complete, which we anticipate will occur prior to our fiscal year end, we have allocated the excess of the cost over the net assets acquired to goodwill.

NOTE 7. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The following disclosure conforms to SFAS No. 132 (revised 2003) – “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” Below is a summary of the components of net periodic benefit cost for the defined benefit plans and postretirement benefit plans (other plans) (in thousands):

	Pension Plans Quarter Ended		Other Plans Quarter Ended
	Sept 25, 2005	Sept 26, 2004	Sept 25, 2005	Sept 26, 2004
Service cost	$10,837	$9,822	$458	$536
Interest cost	23,536	22,771	1,405	1,858
Expected return on plan assets	(27,867)	(27,648)	—	—
Amortization of prior service cost	1,045	1,068	(1,106)	(1,106)
Amortization of net loss	4,202	2,313	635	756

Net periodic benefit cost	$11,753	$8,326	$1,392	$2,044

We anticipate contributing a total of approximately $6.8 million to the pension plans in 2005. For the three quarters ended September 25, 2005, we contributed $5.4 million to our pension plans.

NOTE 8. COMMITMENTS AND CONTINGENCIES

We have commitments of approximately $22 million for building, plant and presses in Kansas City. The Kansas City production plant is scheduled for completion in 2006.

NOTE 9. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the Emerging Issues Task Force (EITF) issued No. 05-06 – “Determining the Amortization Period for Leasehold Improvements” (EITF 05-6). The pronouncement requires that leasehold improvements acquired in a business combination or purchase, subsequent to the inception of the lease, be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. This pronouncement should be applied prospectively effective beginning on January 1, 2006. We do not expect the adoption of EITF 05-6 will have material impact on our financial statements.

In June 2005, the FASB issued SFAS No. 154 – “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 – “Accounting Changes,” and FASB No. 3 – “Reporting Accounting Changes in Interim Financial Statements.” The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our financial statements.

NOTE 10. ACQUISITIONS AND DISPOSITIONS

On August 3, 2005, we sold our interest in the Detroit Free Press and our indirect interest in the Detroit Newspaper Agency to Gannett, Co., Inc. (Gannett) and certain Gannett affiliates and MediaNews Group, Inc. for approximately $262 million in cash, plus approximately $23 million in balance sheet adjustments, subject to additional adjustment based on the final balance sheets of the Detroit Newspaper Agency and the Detroit Free Press, Incorporated.

On August 29, 2005, we acquired the assets of The (Boise) Idaho Statesman, The (Olympia, WA) Olympian and The Bellingham (WA) Herald from Gannett in exchange for the assets of The Tallahassee Democrat and approximately $239 million in cash. The acquisition of these newspapers was made to strengthen our position in growth markets in the West. The total value of the acquisition (determined based on multiples of cash flow consistent with other transactions for similar newspapers) exceeded the value of the net assets acquired and we have engaged an independent appraiser to assist with the purchase price allocation. Until the appraisal is complete, which we anticipate will occur prior to our fiscal year end, we have allocated the excess of the cost over the net assets acquired to goodwill.

NOTE 11. WORKFORCE REDUCTION PROGRAM

Philadelphia and San Jose announced a workforce reduction program in the third quarter of 2005. The workforce reduction plan eliminates approximately 160 positions through early retirement programs as well as voluntary and involuntary buyouts and attrition. As a result of this plan, we incurred charges of approximately $8.6 million related to employee severance costs and benefits. All eligible employees received detailed communication of benefits under the Plan prior to September 25, 2005. The accruals for the workforce reduction program are included in “Accrued expenses and other liabilities” on our Consolidated Balance Sheet at September 25, 2005 and are recorded in accordance with the provisions of SFAS No. 146 – “Accounting for Costs Associated with Exit or Disposal Activities.” No material cash payments were made for the quarter ended September 25, 2005 in relation to this charge. The majority of this charge is expected to be paid during the forth quarter ended December 25, 2005.

NOTE 12. SUBSEQUENT EVENTS

On June 25, 2004, our equity investment, the Seattle Times Company (Seattle Times) sold certain parcels of land for net proceeds of $29.9 million. At that time, the Seattle Times used the proceeds to reduce its debt. The entire pre-tax gain of $24 million had been deferred pending certain unresolved environmental contingencies. As a result of receiving a certification from the Washington State Department of Ecology, these contingencies were removed at the beginning of the fourth quarter. Knight Ridder, as a 49.5% owner of the Seattle Times, will record in the fourth quarter of 2005 its pro-rata share of the gain for accounting purposes. We will receive no cash related to this transaction.

In October, we announced the acquisition of Silicon Valley Community Newspapers, a group of eight weekly free-distribution newspapers in the South Bay area surrounding San Jose.

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

We believe there have been no significant changes through the first three quarters ended September 25, 2005 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 26, 2004.

CONSOLIDATED RESULTS OF OPERATIONS: THIRD QUARTER ENDED SEPTEMBER 25, 2005 COMPARED TO THIRD QUARTER ENDED SEPTEMBER 26, 2004:

On August 3, 2005, we sold our interest in the Detroit Free Press and our indirect interest in the Detroit Newspaper Agency to Gannett, Co., Inc. (Gannett) and certain Gannett affiliates and MediaNews Group, Inc. for approximately $262 million, plus approximately $23 million in balance sheet adjustments, subject to additional adjustment based on the final balance sheets of the Detroit Newspaper Agency and the Detroit Free Press, Incorporated. On August 29, 2005, we acquired from Gannett the assets related to The (Boise) Idaho Statesman, The (Olympia, WA) Olympian and The Bellingham (WA) Herald in exchange for the assets related to The Tallahassee Democrat and approximately $239 million in cash. Accordingly, the results of operations for Detroit and Tallahassee have been reclassified as discontinued operations for all periods presented. The results of operations for the acquired newspapers are included from August 29, 2005.

Diluted earnings per share was $3.56 for the quarter ended September 25, 2005 compared with $0.99 per diluted share for the quarter ended September 26, 2004. Included in these results are $207.9 million, or $2.92 per diluted share, from gains on the sale of our interests in the Detroit Newspaper Agency and the Detroit Free Press and the assets of the Tallahassee Democrat and $0.02 per diluted share for their discontinued operations. Included in last year’s third-quarter earnings per share were $0.06 for the discontinued operations of Detroit and Tallahassee.

Earnings per diluted share from continuing operations for the third quarter ended September 25, 2005, were $0.61, including severance costs of $0.08 per diluted share for work force reductions in Philadelphia and San Jose and $0.02 per diluted share from the favorable resolution of prior years’ tax issues. This compares to $0.93 from continuing operations for the same quarter in 2004, which included $0.11 from the favorable resolution of prior years’ tax issues.

Total advertising revenue for the third quarter of 2005 was $571.5 million, up 3.0% from $554.8 million in the same quarter of 2004. Excluding the recently acquired newspapers, total advertising revenue would have been $565.0 million, up 1.8%.

Total operating revenue for the third quarter of 2005 was $723.8 million, up 2.2% from $708.0 million in the same quarter last year. Excluding the recently acquired newspapers, total operating revenue would have been $715.6 million, up 1.1% from the third quarter in the prior year.

Total operating income for the third quarter of 2005 was $96.3 million, down 23.9% from $126.5 million in the third quarter of 2004. Net income from continuing operations for the third quarter of 2005 was $43.6 million, down 39.6%, from $72.2 million in the same quarter of the previous year.

Operating Revenue

For the third quarter of 2005, retail, national and classified revenue represented 44.3%, 15.3% and 40.4%, respectively, of total advertising revenue. Advertising, circulation and other revenue represented 79.0%, 18.0% and 3.0%, respectively, of total operating revenue.

Advertising revenue is primarily affected by the linage, rate and mix of advertising categories. The advertising rate depends largely on our market reach, primarily established through circulation, and market position. Circulation revenue is based on the number of copies sold and the rate charged to customers.

The table below presents operating revenue and related statistics for our operations for the comparable quarters (in thousands):

	Quarter Ended
	September 25, 2005	September 26, 2004	Variance	% Change
Operating revenue
Advertising
Retail	$253,315	$247,855	$5,460	2.2
National	87,493	86,678	815	0.9
Classified	230,733	220,256	10,477	4.8

Total	571,541	554,789	16,752	3.0
Circulation	130,300	131,699	(1,399)	(1.1)
Other	22,000	21,479	521	2.4

Total operating revenue	$723,841	$707,967	$15,874	2.2

Average circulation
Daily	3,171	3,278	(107)	(3.3)
Sunday	4,177	4,323	(146)	(3.4)

Advertising linage (full-run)
Retail	3,295.9	3,235.1	60.8	1.9
National	734.0	735.2	(1.2)	(0.2)
Classified	4,561.0	4,715.6	(154.6)	(3.3)

Total	8,590.9	8,685.9	(95.0)	(1.1)

Factored part-run linage	611.9	550.2	61.7	11.2

Total preprints inserted	1,881.5	1,880.5	1.0	0.1

The increase in advertising revenue in the third quarter of 2005 compared to the same period in 2004 is primarily due to increases in retail, classified employment and classified real estate revenue and the inclusion of the newly acquired newspapers (Boise, Olympia and Bellingham). The largest increases were in San Jose, up 21.4%, Charlotte, up 5.3% and Contra Costa, up 3.9%. Philadelphia, Miami and Kansas City had the largest shortfalls, down 5.5%, 4.6% and 4.2%, respectively. Excluding the recently acquired newspapers, advertising revenue would have increased 1.8%.

Retail revenue was up 2.2% in the third quarter of 2005, compared with the same period in 2004, with July up 2.4%, August down 1.7% and September up 5.6%. The increase in retail revenue was primarily due to a 1.9% increase in full-run linage, a 3.5% increase in retail preprint revenue and a 20.7% increase in other retail revenue, partially offset by a 5.5% decrease in the full-run average rate. The increase in other retail revenue in the third quarter of 2005 compared to the same quarter of 2004 was primarily specialized publication revenue, up 38.4% and total market coverage/alternate distribution (TMC) revenue, up 14.6%. Retail online revenue showed growth, up 21.7% in the third quarter of 2005 compared with the third quarter of 2004. The increase in retail preprint revenue resulted from a 2.9% increase in average rate and a 0.7% increase in volume. Excluding the recently acquired newspapers in Boise, Olympia and Bellingham, retail revenue would have increased 1.0% during the third quarter of 2005 compared to the same period in 2004.

National revenue was up 0.9% in the third quarter of 2005 compared with the same period in 2004. National was up 0.4% in July, 1.3% in August and 1.2% in September. The increase in national was primarily due to a 62.8% increase in national online revenue and a 6.6% increase in national preprint revenue, partially offset by a 1.2% decrease in the full-run average rate in the third quarter of 2005 from the third quarter of 2004. National was down 1.3% in the large markets and down 0.8% in the mid-size and smaller markets. Excluding the recently acquired newspapers, national revenue would have been up 0.7% in the third quarter of 2005 compared to the same period in 2004.

Classified revenue was up 4.8% in the third quarter of 2005 compared with the same period in 2004, with July up 2.4%, August up 4.5% and September up 7.8%. Employment was up in the mid to high teens throughout the quarter; real estate was up high single digits in July and August and low double digits in September; auto was down throughout the quarter. Employment in the larger markets was up 11.9%, but in the mid-sized and smaller markets it was up 24.5%. Real estate in the large markets was up 6.8% for the quarter and up 10.4% for the mid-sized and smaller markets. Excluding the recently acquired newspapers, classified revenue would have increased 3.2% in the third quarter of 2005 compared to the same period in 2004, with employment up 14.7% and real estate up 8.6%, partially offset by a 10.8% decrease in auto.

The increase in classified revenue was driven by increases of 56.5% in classified online revenue, 20.8% in part-run revenue, 47.1% in specialized publication revenue and 23.5% in database marketing classified revenue in the third quarter of 2005 from the third quarter of 2004. These favorable variances were partially offset by a decrease of 1.3% in the full-run average rate and a 3.3% decrease in full-run linage.

Circulation revenue decreased 1.1% in the third quarter of 2005 compared to the same period in 2004, due to a 3.3% decrease in circulation copies, partially offset by a 2.3% increase in the average rate. Excluding the recently acquired newspapers, circulation revenue would have decreased 2.3% in the third quarter 2005 compared to the same period in 2004. The telemarketing rules adopted by the Federal Trade Commission and Federal Communications Commission, including the National Do-Not-Call Registry, continued to impact an important source of new subscribers. Our plans for the remainder of the year include telemarketing and selective discounting, along with increased use of kiosks, single-copy insert coupons and direct mail promotions.

Other revenue increased by $521,000, or 2.4%, from the comparable quarter in the prior year. The increase was largely due to a special football promotion in Philadelphia. Other revenue also benefited from increases in specialized publication revenue and commercial print revenue.

Operating Costs

The table below presents operating costs for our operations for the comparable quarters (in thousands):

	Quarter Ended
	September 25, 2005	September 26, 2004	Variance	% Change
Operating costs
Labor and employee benefits	$312,090	$286,283	$25,807	9.0
Newsprint, ink and supplements	101,875	94,257	7,618	8.1
Other operating costs	189,820	177,222	12,598	7.1
Depreciation and amortization	23,806	23,731	75	0.3

Total operating costs	$627,591	$581,493	$46,098	7.9

The increase in labor and employee benefits in the third quarter of 2005 from the comparable quarter in 2004 was primarily due to $8.6 million in workforce reduction costs in Philadelphia and San Jose, a $6.6 million increase in pension expense and a $3.4 million increase in employee insurance expense. Excluding the workforce reduction expense, the recently acquired newspapers and employee benefit expense, labor costs would have increased $5.0 million, or 2.2%, due to a 1.6% increase in the average rate per employee and a 0.2% increase in full time equivalent employees (FTEs).

Newsprint, ink and supplements increased $7.6 million, or 8.1%, in the third quarter of 2005 compared to the comparable quarter in 2004, due to a 10.3% increase in the average price per ton of newsprint and a 22.3% increase in supplements, partially offset by a 3.4% decrease in newsprint consumption and a 6.5% decrease in ink expense. Excluding the recently acquired newspapers, newsprint, ink and supplements would have increased $6.8 million, or 7.2%.

Other operating costs increased $12.6 million, or 7.1%, in the third quarter of 2005 compared to the same quarter of the prior year, due to increases in general and administrative costs and online cost of goods sold. The increase in general and administrative costs was primarily due to advertising, marketing and promotion expense, real estate taxes, outside service expense and outside printing expense. Excluding the recently acquired newspapers, other operating expenses would have increased $11.4 million, or 6.5%.

For the full year, we anticipate increases in newsprint, ink and supplements and employee benefits in the middle single digits. Labor costs are expected to be up in the low single digits. We anticipate continued cost discipline during the remaining quarter of 2005 and expect other operating costs to be up in the low single digits for the full year.

Net interest expense increased $12.8 million, or 114.5%, in the third quarter of 2005 from the same quarter of 2004, primarily due to increases in the average debt outstanding and the weighted-average interest rate. Total debt at the end of the third quarter of 2005 was $2.024 billion, up $526.3 million from year-end 2004. Our weighted-average interest rate was 5.8% and 4.3% for the third quarter of 2005 and 2004, respectively.

Losses from equity investees decreased by $3.7 million in the third quarter of 2005, or 61.7%, compared to the same period in the prior year. Decreased losses from CareerBuilder, our newsprint mill investments and the Seattle Times were partially offset by an increase in losses from Cross Media Services.

Our effective tax rate was higher in the third quarter of 2005 compared to the same period in the prior year, due to larger favorable resolution of tax issues in 2004. Our effective tax rate was 36.4% compared to 32.5% in the same period in 2004.

CONSOLIDATED RESULTS OF OPERATIONS: THREE QUARTERS ENDED SEPTEMBER 25, 2005 COMPARED TO THREE QUARTERS ENDED SEPTEMBER 26, 2004:

The results of operations for Detroit and Tallahassee have been reclassified as discontinued operations for all periods presented. The results of operations from the acquired newspapers are included from August 29, 2005.

Diluted earnings per share was $5.25 for the three quarters ended September 25, 2005 compared with $2.76 per diluted share for the three quarters ended September 26, 2004. Included in these results are $207.9 million, or $2.81 per diluted share, from gains on the sale of our interests in the Detroit Newspaper Agency, the Detroit Free Press and the assets of the Tallahassee Democrat and $0.12 per diluted share from these discontinued operations. Included in last year’s third-quarter earnings per share were $0.22 for the discontinued operations of Detroit and Tallahassee.

Earnings per diluted share from continuing operations for the three quarters ended September 25, 2005, were $2.32, including severance costs of $0.09 per diluted share for work force reductions in Philadelphia and San Jose and $0.16 per diluted share from the favorable resolution of prior years’ tax issues. This compares to $2.54 from continuing operations for the same period in 2004, which included $0.17 from the favorable resolution of prior years’ tax issues.

Total advertising revenue for the first three quarters of 2005 was $1.725 billion, up 2.7% from $1.679 billion in the same period of 2004. Total operating revenue for the first three quarters of 2005 was $2.184 billion, up 1.8% from $2.146 billion in the same period last year. Total operating income for the first three quarters of 2005 was $338.9 million, down 8.9% from $371.8 million in the same period of 2004. Net income from continuing operations for the first three quarters of 2005 was $171.6 million, down 14.9%, from $201.7 million in the same period of the previous year.

Operating Revenue

For the first three quarters of 2005, retail, national and classified revenue represented 44.5%, 16.0% and 39.5%, respectively, of total advertising revenue. Advertising, circulation and other revenue represented 79.0%, 18.0% and 3.0%, respectively, of total operating revenue.

The table below presents operating revenue and related statistics for our operations for the comparable quarters (in thousands):

	Three Quarter Ended
	September 25, 2005	September 26, 2004	Variance	% Change
Operating revenue
Advertising
Retail	768,461	750,325	18,136	2.4
National	275,707	276,830	(1,123)	(0.4)
Classified	681,316	652,244	29,072	4.5

Total	1,725,484	1,679,399	46,085	2.7
Circulation	392,980	403,405	(10,425)	(2.6)
Other	65,667	63,039	2,628	4.2

Total operating revenue	2,184,131	2,145,843	38,288	1.8

Average circulation
Daily	3,242	3,348	(106)	(3.2)
Sunday	4,217	4,343	(126)	(2.9)

Advertising linage (full-run)
Retail	9,687.1	9,841.2	(154.1)	(1.6)
National	2,307.3	2,345.0	(37.7)	(1.6)
Classified	13,346.6	13,714.4	(367.8)	(2.7)

Total	25,341.0	25,900.6	(559.6)	(2.2)

Factored part-run linage	1,859.5	1,790.1	69.4	3.9

Total preprints inserted	5,628.8	5,577.9	50.9	0.9

The increase in advertising revenue in the first three quarters of 2005 is primarily due to retail revenue, classified employment and classified real estate revenue. The largest increases were in Miami, up 4.4%, San Jose, up 3.3% and Contra Costa, up 5.6%. Philadelphia had the largest shortfall, down 3.8%.

Retail revenue was up 2.4% for the first three quarters of 2005, compared with the same period in 2004. The increase in retail revenue was primarily due to a 3.2% increase in preprint revenue, a 10.3% increase in part-run revenue and a 12.9% increase in other retail revenue, partially offset by a 1.6% decrease in full-run linage. The increase in retail preprint revenue resulted from a 3.7% increase in average rate, partially offset by a 0.5% decrease in volume in the first three quarters of 2005 from the first three quarters of 2004. The increase in other retail revenue was primarily specialized publication revenue, up 20.2% and TMC revenue, up 10.1%. Retail online revenue showed growth, up 12.3% in the three quarters ended September 25, 2005, compared with the same period in 2004.

National revenue was down 0.4% in the first three quarters of 2005 compared with the same period in 2004. The decrease in national revenue was primarily due to a 2.7% decrease in the full-run average rate and a 1.6% decrease in linage, mostly offset by a 58.6% increase in online revenue, an 11.0% increase in preprint revenue and a 39.0% increase in TMC revenue in the three quarters of 2005 from the three quarters of 2004.

Classified revenue in the first three quarters of 2005, compared with the same period in 2004, was up 4.5%. The increase in classified revenue was driven by increases of 59.5% in online revenue, 18.4% in part-run revenue and 46.3% in specialized publication revenue. These favorable variances were partially offset by a decrease of 2.0% in the full-run average rate and a 2.7% decrease in full-run linage.

Circulation revenue decreased in the first three quarters of 2005, compared to the same period in 2004, by 2.6%, due to a 3.1% decrease in circulation copies, partially offset by a 0.4% increase in the average rate.

Other revenue increased by $2.6 million, or 4.2%, from the first three quarters in 2004. The increase was largely due to a special sports promotion in Philadelphia. Other revenue also benefited from increases in specialized publication revenue and commercial print revenue.

Operating Costs

The table below presents operating costs for our operations for the three quarters ended September 25, 2005 (in thousands):

	Three Quarters Ended
	September 25, 2005	September 26, 2004	Variance	% Change
Operating costs
Labor and employee benefits	$917,905	$886,517	$31,388	3.5
Newsprint, ink and supplements	302,167	285,995	16,172	5.7
Other operating costs	554,051	525,906	28,145	5.4
Depreciation and amortization	71,148	75,652	(4,504)	(6.0)

Total operating costs	$1,845,271	$1,774,070	$71,201	4.0

The increase in labor and employee benefits for the first three quarters of 2005 from the comparable period in 2004 was due to a $15.3 million increase in pension expense, $8.6 million in workforce reduction costs in Philadelphia and San Jose and a $2.9 million increase in bonus expense. Excluding the workforce reduction expense, the recently acquired newspapers and employee benefit expense, labor costs would have increased $19.7 million, or 2.2%, due to a 1.1% increase in the average rate per employee and a 7.6% increase in bonus expense, partially offset by a 0.3% decrease in FTEs.

Newsprint, ink and supplements increased $16.2 million, or 5.7%, in the first three quarters of 2005 compared to the comparable period in 2004, due to a 9.4% increase in the average price per ton of newsprint and a 15.3% increase in supplement, partially offset by a 4.1% decrease in consumption and a 10.7% decrease in ink expense.

Other operating costs increased by $28.1 million in the first three quarters of 2005, or 5.4%, compared to the first three quarters of the prior year, due to increases in general and administrative costs, online cost of goods sold and circulation expense. The increase in general and administrative costs was primarily due to advertising, marketing and promotion expense, real estate taxes, outside service expense, auto allowance and mileage and outside printing expense. These increases were partially offset by reductions in telephone and communication expenses and legal fees. The increase in circulation expense was primarily distribution fuel expense.

Depreciation and amortization decreased $4.5 million in the first three quarters of 2005, or 6.0%, compared with the first three quarters of the prior year due to lower levels of capital spending in recent years, excluding the Kansas City plant construction costs. The Kansas City plant construction costs are accounted for as construction in progress and portions of the plant were placed in service during the third quarter of 2005. Additional portions of the plant will be placed into service in the fourth quarter of 2005 with the remainder of the plant placed into service in 2006.

Net interest expense increased $25.7 million, or 70.5%, in the first three quarters of 2005 from the same period of 2004, due to increases in the average debt outstanding and an increase in the weighted-average interest rate.

Losses from equity investees decreased by $6.0 million, or 28.7%, in the first three quarters of 2004 compared to the prior year due to improved results from CareerBuilder, the Seattle Times and our newsprint mill investments.

Our effective tax rate was lower in the three quarters ended September 25, 2005 compared to the same period in the prior year, due larger favorable resolutions of tax issues in 2004. Our effective tax rate was 33.2% compared to 34.2% in the same period in 2005.

Liquidity and Capital Resources

Cash was $41.3 million at September 25, 2005, compared with $24.5 million at December 26, 2004. During the three quarters ended September 25, 2005, cash flow from long-term debt borrowings, proceeds from the sale of Detroit, operating activities and proceeds from stock option exercises and employee stock purchases were used to fund share repurchases, the acquisition of Boise, Olympia and Bellingham, the payment of common stock dividends and purchases of property, plant and equipment.

At September, 2005, working capital was $10.8 million, compared with $70.0 million at December 26, 2004. The decrease in working capital was due to a $43.3 million increase in income taxes payable, a $33.3 million increase in accrued expenses and other liabilities and an $18.0 million decrease in net accounts receivable, partially offset by a $30.2 million decrease in accounts payable and a $16.8 million increase in cash. The decreases in income taxes payable, accounts receivable and accounts payable and the increase in accrued expenses and other liabilities were due to the timing of cash receipts and payments.

We invest excess cash in short-term investments, depending on projected cash needs for operations, capital expenditures and other business purposes. We supplement our internally generated cash flow with a combination of short- and long-term borrowings. Average outstanding commercial paper for the three quarters ended September 25, 2005 was $320.7 million, with an average effective interest rate of 3.2%. At September 25, 2005, our $1 billion revolving credit agreement, which supports the commercial paper and our letters of credit outstanding, had remaining availability of $661.0 million. The revolving credit facility contains covenants, including limitations on the ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) not to exceed 4.5 to 1, and matures in 2009.

As of September 25, 2005, our percentage of variable-rate borrowings was approximately 51.2%. Over the past three years, we have entered into various interest rate swap agreements to manage interest rate exposure. These swap agreements expire at various dates in 2005, 2007, 2009 and 2011, and effectively convert an aggregate principal amount of $700 million of fixed-rate long-term debt into variable-rate borrowings. The variable interest rates are based on the three- or six-month LIBOR plus a rate spread. For the quarter ended September 25, 2005, the weighted-average variable interest rate under these agreements was 6.1% versus the weighted-average fixed rate of 7.9%. We do not trade or engage in hedging for speculative or trading purposes, and hedging activities are transacted only with highly rated financial institutions, reducing the exposure to credit risk.

During the quarter ended September 25, 2005, Moody’s reduced their ratings on our short- and long-term debt and Fitch reduced their rating on our long-term debt. Additionally, Moody’s and Standard and Poor’s have placed us on negative outlook, meaning another rating downgrade is possible over the next one to two years, while Fitch has placed us on a stable outlook. The following table provides our current debt ratings.

	Short-Term Debt	Long-Term Debt
Moody’s	P2	A3
Standard & Poor’s	A2	BBB+
Fitch	F2	BBB

Our future ability to borrow funds and the interest rates on those funds could be adversely impacted by a decline in our debt ratings and by negative conditions in the debt capital markets.

During the three quarters ended September 25, 2005, we made acquisitions totaling $447.6 million in exchange for cash and our newspaper in Tallahassee. The acquisitions included the following: The (Boise) Idaho Statesman, The (Olympia, Wash.) Olympian, The Bellingham (Wash.) Herald, the Palo Alto Daily News, a new homes guide in Miami, The Keller Citizen and a 25% ownership interest in Topix.net. In addition, our Classified Ventures partnership purchased HomeGain.com and NewCars.com. Our proportional share of these purchases is reflected in the cash flow statement line item “Net cash to investees in excess of losses”.

During the three quarters ended September 25, 2005, we repurchased 9.5 million shares of Knight Ridder stock for an aggregate amount of $606 million, leaving a remaining authorization of 5.4 million shares at quarter’s end. Shares outstanding at the end of the third quarter of 2005 were 67.5 million.

Our operations have historically generated strong positive cash flow that, along with our commercial paper program, revolving credit lines and our ability to issue public debt, have provided adequate liquidity to meet short- and long-term cash requirements, including requirements for working capital and capital expenditures. We expect the combined impact of the transactions described above to be immaterial on our cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The following represents an update of our market-sensitive financial information. This information contains forward-looking statements and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 26, 2004. We have approximately $1.0 billion in floating rate debt obligations, including approximately $339 million in commercial paper, at September 25, 2005 that are subject to significant changes in the amount of interest expense we might incur. Assuming the current level of variable rate borrowings of $1.0 billion, a 1% increase or decrease in the average interest rate would result in an increase or decrease in annual interest expense of $10 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth our common stock open market repurchases for the third quarter of 2005:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
June 27, 2005 through July 31, 2005	150,000	$62.46	150,000	1,693,300
Aug 1, 2005 through Aug 28, 2005(2)	5,468,900	62.68	5,468,900	6,224,400
Aug 29, 2005 through Sep 25, 2005	838,000	60.44	838,000	5,386,400

Total	6,456,900		6,456,900

1.	On January 28, 2003, the Board of Directors authorized the repurchase of up to 6 million shares of our common stock, the purchase of which concluded during the third quarter of 2005. On July 19, 2005, the Board of Directors authorized the repurchase of up to an additional 10 million shares of our common stock.
2.	On August 11, 2005, we repurchased 5,000,000 shares of our common stock pursuant to two accelerated stock buyback contracts. One contract for 2 million shares will settle by January 11, 2006. The other contract for 3 million shares will settle no later than June 30, 2006, but is expected to settle early in the first quarter of 2006. The estimated cost of repurchasing the shares was paid in advance. The actual cost paid to repurchase the shares will approximate the average stock price from the beginning of the contracts until the final settlement. The difference is paid or received at the end of the contract period in cash or shares, at our option (limited to the number of shares multiplied by the change in share price). Had we settled all currently outstanding contracts as of September 25, 2005, we would have received approximately $2,350,260, or 39,848 shares.

Item 6. Exhibits.

(a)	Exhibits

Exhibit Number	Description
2.1	Redemption Agreement among Detroit Free Press, Incorporated, The Detroit News, Inc. and Detroit Newspaper Agency, dated August 3, 2005 (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K dated August 3, 2005 (File No. 1-7553))

2.2	Partnership Interest Purchase Agreement among Detroit Free Press, Incorporated, The Detroit News, Inc., Gannett Co., Inc. and Knight-Ridder, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K dated August 3, 2005 (File No. 1-7553))

2.3	Stock Purchase Agreement among Knight-Ridder, Inc., Detroit Free Press, Incorporated, and MediaNews Group, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 99.3 to Registrant’s Form 8-K dated August 3, 2005 (File No. 1-7553))

2.4	Asset Exchange Agreement by and among Gannett Co., Inc., Gannett Satellite Information Network, Inc., Des Moines Register and Tribune Company, Media West-FPI, Inc., Federated Publications, Inc., Knight-Ridder, Inc., KR U.S.A., Inc., Knight Ridder Digital and Tallahassee Democrat, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 99.5 to Registrant’s Form 8-K dated August 3, 2005 (File No. 1-7553))

4.1	Third Supplemental Indenture, dated as of August 16, 2005, among the Company, JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank), as trustee, and The Bank of New York Trust Company, N.A., as series trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K dated August 16, 2005 (File No. 1-7553))

12	Computation of Earnings to Fixed Charges Ratio

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNIGHT-RIDDER, INC.
(Registrant)

Date: November 3, 2005	/s/ Gary R. Effren
Gary R. Effren
Vice President/Finance
(Principal Accounting Officer and Duly
Authorized Officer of Registrant)

Exhibit Index

Exhibit Number	Description
2.1	Redemption Agreement among Detroit Free Press, Incorporated, The Detroit News, Inc. and Detroit Newspaper Agency, dated August 3, 2005 (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K dated August 3, 2005 (File No. 1-7553))

2.2	Partnership Interest Purchase Agreement among Detroit Free Press, Incorporated, The Detroit News, Inc., Gannett Co., Inc. and Knight-Ridder, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K dated August 3, 2005 (File No. 1-7553))

2.3	Stock Purchase Agreement among Knight-Ridder, Inc., Detroit Free Press, Incorporated, and MediaNews Group, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 99.3 to Registrant’s Form 8-K dated August 3, 2005 (File No. 1-7553))

2.4	Asset Exchange Agreement by and among Gannett Co., Inc., Gannett Satellite Information Network, Inc., Des Moines Register and Tribune Company, Media West-FPI, Inc., Federated Publications, Inc., Knight-Ridder, Inc., KR U.S.A., Inc., Knight Ridder Digital and Tallahassee Democrat, Inc., dated August 3, 2005 (incorporated by reference to Exhibit 99.5 to Registrant’s Form 8-K dated August 3, 2005 (File No. 1-7553))

4.1	Third Supplemental Indenture, dated as of August 16, 2005, among the Company, JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank), as trustee, and The Bank of New York Trust Company, N.A., as series trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K dated August 16, 2005 (File No. 1-7553))

12	Computation of Earnings to Fixed Charges Ratio

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act, as amended.