Form 10-K
period 2005-12-25
KNIGHT RIDDER INC
filed 2006-03-09
CIK 205520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2005             Commission file number 1-7553

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

The aggregate market value of voting stock, which consists solely of shares of common stock held by non-affiliates of the registrant, was approximately $3.6 billion as of June 24, 2005 (computed by reference to the closing price as reported by the New York Stock Exchange).

The registrant had 67.0 million shares of common stock (par value $0.02 1/12 per share), net of treasury stock, issued and outstanding as of February 28, 2006.

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

Potential risks and uncertainties that could adversely affect our ability to obtain these results include, without limitation, the following factors: (a) the results of and costs associated with our exploration of strategic alternatives; (b) increased consolidation among major retailers or other events that may adversely affect business operations of major customers and depress the level of local and national advertising; (c) an economic downturn in some or all of our principal newspaper markets that may lead to decreased circulation or decreased local or national advertising; (d) a decline in general newspaper readership patterns as a result of competitive alternative media or other factors; (e) an increase in newsprint costs over the levels anticipated; (f) labor disputes or shortages that may cause revenue declines or increased labor costs; (g) disruptions in electricity and natural gas supplies and increases in energy costs; (h) our ability to attract and retain qualified employees, including senior management; (i) increases in health and welfare, pension and postretirement costs; (j) increases in business insurance costs; (k) a decline in the value of companies that we invest in that must be recorded as a charge to earnings; (l) acquisitions of new businesses or dispositions of existing businesses; (m) increases in interest or financing costs or availability of credit; (n) rapid technological changes and frequent new product introductions prevalent in electronic publishing, including the evolution of the Internet; and (o) acts of war, terrorism, natural disaster or other events that may adversely affect our operations or the operations of our key suppliers.

General

Knight Ridder was formed in 1974 by a merger between Knight Newspapers, Inc. and Ridder Publications, Inc. Charles Landon Knight purchased the Akron Beacon Journal in 1903. John S. Knight, who inherited the Beacon Journal from his father in 1933, founded Knight Newspapers. Ridder Publications was founded in 1892 when Herman Ridder acquired the German-language Staats-Zeitung in New York. Both groups flourished, each taking its stock public in 1969. The 1974 merger created a company with operations coast to coast. Knight Ridder was reincorporated in Florida in 1976 and along with its consolidated subsidiaries is referred to collectively in this Report on Form 10-K as “we,” “our” and “us.”

Knight Ridder (NYSE: KRI) is one of the nation’s leading providers of news, information and advertising, in print and online. We publish 32 daily newspapers in 29 U.S. markets, with a readership of 8.1 million daily and 11.5 million Sunday. We have Web sites in all of its markets and a variety of investments in Internet and technology companies. We publish a growing portfolio of targeted publications and maintain investments in two newsprint companies. Our Internet operation, Knight Ridder Digital (KRD), develops and manages our online properties. We are the founder and operator of Real Cities (www.RealCities.com), the largest national network of city and regional Web sites in more than 110 U.S. markets. Knight Ridder and Knight Ridder Digital are headquartered in San Jose, CA.

Our executive offices are located at 50 West San Fernando Street, Suite 1500, San Jose, CA 95113, and our telephone number at this address is (408) 938-7700.

Recent Events

On August 29, 2005, we exchanged our newspaper in Tallahassee, FL and $238 million in cash for three Gannett newspapers. We received from Gannett The Idaho Statesman (Boise, ID), The Olympian (Olympia, WA), and The Bellingham Herald (Bellingham, WA). The results of operations for Detroit and Tallahassee have been reclassified as discontinued operations for all periods presented. The results of operations for the acquired newspapers are included in our results from the date of acquisition (August 29, 2005).

We also made $70 million of other acquisitions consisting of the following:

In February 2005, we acquired the assets of Priceless, LLC, a group of five daily free-distribution newspapers with a combined daily circulation of more than 55,000, located on the peninsula south of San Francisco, CA. The five newspapers are the Palo Alto Daily News, San Mateo Daily News, Redwood City Daily News, Burlingame Daily News and Los Gatos Daily News. In May 2005, we launched a sixth new daily free-distribution newspaper, under the masthead The East Bay Daily News, to serve the region immediately east of San Francisco.

Continuing our expansion into free-distribution newspapers, we acquired Silicon Valley Community Newspapers in October 2005. Silicon Valley Community Newspapers, with a combined circulation of 157,000 copies, publishes eight weekly free-distribution newspapers, the San Jose City Times, a legal newspaper, and a glossy publication called Image in the South Bay area surrounding San Jose, CA. In 2005, we continued to acquire weeklies and targeted publications in our markets including: Miami New Homes Map Guide in South Florida; Keller Citizen, Colleyville Courier and DFW Job/Auto Connection in the Dallas-Ft. Worth area; Carolina Bride in Charlotte; Jobs & Careers in the San Francisco Bay Area; and Employment News in the Twin Cities of St. Paul and Minneapolis.

In the Internet space, Knight Ridder, Gannett Co., Inc. (Gannett) and Tribune Company. (Tribune), each acquired in March 2005 a one-third ownership interest in TKG Internet Holdings II, LLC (TKG Internet Holdings). TKG Internet Holdings owns a 75% interest in Topix.net (Topix). Topix aggregates and categorizes online news. We believe that Topix technology will allow us to improve and extend our online editorial and ad sales activities.

In March 2005, we signed a contract to sell approximately 10 acres surrounding The Miami Herald’s bayfront building for a purchase price of $190 million. Closing on the agreement is contingent upon the completion of environmental remediation. We anticipate completion of this transaction in 2006.

In July 2005, the Board of Directors authorized the repurchase of up to 10 million shares of our common stock. This authorization was in addition to the previous authorization in July 2004 to repurchase up to 6 million shares of our common stock. In August, we entered into an accelerated stock buyback arrangement for the repurchase of 5.0 million shares and announced our intent to repurchase the remaining authorized shares over the next six to nine months.

On August 3, 2005, we sold our interests in both The Detroit Free Press (DFP) newspaper and our interest in the Detroit Newspaper Agency (DNA) in a series of transactions with Gannett and MediaNews Group. The aggregate consideration received was approximately $262 million, plus approximately $25 million in balance sheet adjustments, subject to additional adjustment based on the final balance sheets of the DNA and DFP.

In mid-August, we issued $400 million of 12-year fixed-rate notes. Net Proceeds from the sale of the notes were used to reduce our commercial paper then outstanding. The proceeds from these commercial paper borrowings were used for general corporate purposes.

In the third quarter of 2005, our newspapers in Philadelphia and San Jose announced workforce reduction programs. The programs eliminated approximately 160 positions through early retirement programs, voluntary and involuntary buyouts and attrition. As of the end of fiscal 2005, our workforce reduction programs in Philadelphia and San Jose were substantially complete.

On November 14, 2005, we announced the Board of Directors’ decision to explore strategic alternatives including a possible sale of the company. We are working with Goldman, Sachs & Co., our long-time advisor, and Morgan Stanley, in this process. There can be no assurance that the exploration of strategic alternatives will result in any transaction. We do not intend to disclose developments with respect to the exploration of strategic alternatives unless and until the Board of Directors has approved a specific transaction or course of action. The Board of Directors also amended our bylaws to provide that shareholders may submit proposals for consideration, and/or nominations for directors at our 2006 Annual Meeting of Shareholders no earlier than 60 days nor later than 45 days prior to the date of the meeting. On January 29, 2006, the Board of Directors decided to postpone the 2006 Annual Meeting of Shareholders from the previously scheduled date of April 18, 2006 to a future date, yet to be determined. The rescheduling of the meeting will take into consideration the notice requirements for shareholder proposals announced on November 14, 2005.

The Seattle Times Company sold certain parcels of land for net proceeds of $29.9 million, on June 25, 2004. At that time, the Seattle Times used the proceeds to reduce its debt. The entire pre-tax gain of $24.0 million was deferred pending certain unresolved environmental contingencies. As a result of receiving a certification from the Washington State Department of Ecology, these contingencies were removed at the beginning of the fourth quarter of 2005. Knight Ridder, as a 49.5% owner of the Seattle Times, recorded its pro-rata share of the gain for accounting purposes in the fourth quarter of 2005. We received no cash related to this transaction.

Newspapers

We are the nation’s second-largest newspaper publisher based on circulation. We have 32 daily and 65 nondaily newspapers in 29 U.S. markets, with a readership of approximately 8.1 million daily and 11.5 million on Sunday.

Approximately 79.4% of our newspaper operating revenue comes from the sale of newspaper advertising. The newspaper business is seasonal, with the strongest advertising revenue coming in the fourth quarter, followed by the second – and then by the remaining two.

Local management appointed by our executive management in San Jose operates each of our newspapers. Each newspaper manages its own news coverage, sets its own editorial policies and establishes local business practices. The corporate staff, however, sets the basic business, accounting, financial and reporting policies. The corporate staff also provides editorial services and quality control.

The newspapers are supported by the company-owned news bureau in Washington, D.C., which provides national news and reports from 13 foreign bureaus. Supplemental news, graphic and photographic services are provided by Knight Ridder/Tribune Information Services (Knight Ridder/Tribune).

All of our newspapers compete for advertising and readers’ time and attention with broadcast, satellite and cable television, the Internet and other computer services, radio, magazines, suburban newspapers, free shoppers, billboards and direct mail. In some cases, the newspapers also compete with other newspapers published in nearby cities and towns – particularly in Miami, St. Paul and Fort Worth. In Fort Wayne, we have a joint operating agreement with a second newspaper. Our other newspapers are the only daily and Sunday papers of general circulation published in their communities.

Our newspapers rely on local sales operations for local retail and classified advertising. Our larger newspapers are assisted by our national sales team for retail and national advertising, the Newspaper National Network and by Newspapers First. Newspapers First is the primary sales representative for national advertising in many of our newspapers, many of the leading newspaper groups and several leading independent newspapers. It acts as an interface to national advertisers across the country. We own 22.0% of the voting stock of Newspapers First. Newspaper National Network, the sales arm of the Newspaper Association of America, was established in 1994 to focus national selling on behalf of the newspaper industry. It represents all our newspapers and more than 500 others. Like Newspapers First, it offers one-stop shopping and “one order, one bill.”

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

The primary market area for these two papers spans eight counties throughout southeastern Pennsylvania and southwestern New Jersey. The Philadelphia region contains more than 2.9 million households. Philadelphia is the fourth largest U.S. market in total retail sales with over $113 billion in 2005, exceeding Boston, San Francisco, Dallas-Fort Worth and Washington DC. The economy is well diversified with a large presence of life sciences, ranking it second in the nation in both concentration of health resources and colleges and universities. Named by National Geographic as the “Next Great American City,” Philadelphia attracts more than 25 million tourists annually.

The Miami Herald and el Nuevo Herald

Our Miami Herald Media Co. is one of Florida’s largest newspaper operations. It publishes The Miami Herald, el Nuevo Herald, in-flight magazines, hotel tourist books, classified niche magazines, the Florida Keys Keynoter and The (Tavernier, Fla.) Reporter.

The Miami Herald has won 18 Pulitzer Prizes, and it is sold in South Florida. El Nuevo Herald, serving the growing number of Spanish readers in South Florida, is one of the largest Spanish-language newspapers in the United States. Both newspapers are available worldwide through PEPC Worldwide, Newspapers Direct and the Internet at www.miamiherald.com and www.elherald.com.

South Florida, which includes the Miami and Fort Lauderdale metropolitan areas, is the 15th-largest Designated Market Area (DMA) and one of the top retail markets in the United States. Total retail sales surpassed $70 billion in 2004 and on a per household basis exceeded those of many major markets, including Chicago, Washington, D.C. and New York. Tourism is a major driver of the economy in South Florida, attracting nearly 25 million visitors a year from all over the world.

The Kansas City Star

The Kansas City Star is one of the largest newspapers in the Midwest, reaching more than 1 million local readers each week. The Star has won eight Pulitzer Prizes and numerous national awards, ranging from excellence in investigative reporting to sports coverage. The paper serves the Kansas City metropolitan area, encompassing 15 counties in Missouri and Kansas, and has one of the strongest combined print and online penetrations in the country.

The Kansas City 15-county MSA’s 2004 retail sales were $29.8 billion. The gross metro product for the Kansas City area surpassed $70 billion in 2003 exceeding markets, Fort Worth/Arlington, Cincinnati, Indianapolis and Orlando. Major drivers to the Kansas City economy include telecommunications, transportation and federal government. Numerous Fortune 1,000 companies have located operations in the area. Those headquartered in the Kansas City area include AMC Entertainment, Aquila, DST Systems, Great Plains Energy (KCPL), Hallmark, H&R Block, Interstate Bakeries, Payless ShoeSource, Seaboard, Sprint Nextel Corporation, Westar Energy and YRC Worldwide.

The Kansas City Star will open a new printing and distribution facility, the Press Pavilion, in the spring of 2006. This new $189.0 million plant will feature state-of-the-art KBA Commander presses and four lines of new GMA 3000 inserting machines. The Star is available on the Internet at www.KansasCity.com.

Newsprint

We consumed approximately 600,000 metric tons of newsprint in 2005. Approximately 13.2% of our total operating expenses during the year were for newsprint. Purchases are made with 14 newsprint producers, each having one or more newsprint mills. In 2005, we purchased approximately 61.3% of our newsprint consumption from nine mills in the United States, 34.4% from 14 mills in Canada and 4.3% from other offshore sources. We believe that the current sources for newsprint are adequate to meet our current and foreseeable demand.

Approximately 94% of the newsprint we consumed contained some recycled content. The average content was 58% recycled fiber, which translates into an overall recycled newsprint average of 54%.

Knight Ridder, Cox Enterprises and Media General, each owns a third interest in SP Newsprint Co. (SP Newsprint). SP Newsprint is the fifth-largest newsprint manufacturing company in North America. SP’s mill in Dublin, GA, produces more than 563,000 metric tons per year of 100% recycled-content newsprint. Its plant in Newberg, OR produces more than 388,000 metric tons per year of newsprint with at least 40% of recycled content. SP Newsprint provides recycled-content newsprint to its owners and more than 250 publishers and commercial printers. Its SP Newsprint Recycling Corp. subsidiary recycles more than 1.1 million short tons of recovered material each year.

We also own a 13.5% equity interest in Ponderay Newsprint Company (Ponderay) in Usk, WA, which produced more than 254,000 metric tons of newsprint in 2005.

In 2005, SP Newsprint and Ponderay provided approximately 18% of our total newsprint consumption. We enter into firm purchase commitments annually with these two companies. We estimate these purchase commitments will total approximately $70.8 million of newsprint in 2006, at current market prices. We have included a hypothetical effect on newsprint expense from a 10% increase in the average price per ton of newsprint under the caption “Newsprint,” in Item 7A of this report.

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

Technology

In 2005, a number of our newspapers implemented new advertising, circulation, editorial, and timekeeping systems. We continue to enhance the consumer experience and capabilities at KRD’s Web sites, particularly in the placement of classified advertising, both online and in print, through integration to our publishing systems. Ensuring the security of customer and employee personal information has received increased attention over the last year. There continues to be a focus on Sarbanes-Oxley 404 IT guidelines and compliance across our business units.

Ownership interests in unconsolidated companies, joint ventures and partnerships

For strategic and operational reasons, we have invested in various companies with resulting ownership percentages ranging from 13.5% to 75%. Following are the more significant investments in unconsolidated companies, joint ventures and partnerships.

Knight Ridder, Tribune and Gannett own CareerBuilder, LLC (CareerBuilder), and ShopLocal, LLC (ShopLocal), in equal parts. CareerBuilder is in the online recruitment and career development business. ShopLocal is a provider of Web-based marketing solutions for national and local retailers. We own 33% interest in TKG Internet Holdings, which owns 75% of Topix.net, for an aggregate ownership of 25%.

We own 21.5% of Classified Ventures, LLC, a consortium of six newspaper publishing companies that provides online classified listing services in the real estate and automotive categories.

We own a 75% equity interest in the Fort Wayne Newspapers Agency and consolidate the results of its operations. The minority shareholders’ interest in the income has been reflected as an expense in the Consolidated Statement of Income in the caption “Minority interest in earnings of consolidated subsidiaries.” Also included in this caption is a contractual minority interest resulting from a joint operating agreement that runs through 2021 between The Miami Herald Media Co. and Cox Newspapers, Inc., covering the publication of The Miami Herald and The Miami News. The Miami News ceased publication in 1988.

We own 49.5% of the voting stock and 65% of the nonvoting stock of the Seattle Times Company, based in Seattle, WA.

We are a one-third partner with Cox Enterprises and Media General in SP Newsprint Co. SP Newsprint is the fifth-largest newsprint manufacturing company in North America. We also own a 13.5% partnership interest in Ponderay in Usk, WA, which produced more than 260,000 metric tons of newsprint in 2005. We account for our investment in Ponderay under the equity method, since we exercise significant influence, as defined by generally accepted accounting principles. In 2005, SP Newsprint and Ponderay provided approximately 18% of our total newsprint consumption.

Newspapers First is the primary sales representative for many of our large newspapers, many of the leading newspaper groups and several leading independent newspapers. We own 22.0% of the voting stock of Newspapers First.

Knight Ridder/Tribune, a joint venture of Knight Ridder and Tribune, offers stories, graphics, illustrations, photos and paginated pages for print publishers and Web-ready content for online publishers. All our newspapers, our Washington, D.C. bureau and our foreign bureaus produce Knight Ridder/Tribune editorial material. Content is also supplied by a number of other newspapers. The joint venture also includes the NewsCom e-commerce platform that licenses photos and other editorial material from more than 60 content providers to print, broadcast and other media organizations.

Employees

We have approximately 18,500 full-time equivalent employees (FTEs). About 30% are represented by 63 local unions and work under multi-year collective bargaining agreements. Individual newspapers that have one or more collective bargaining agreements are in Akron, Boise, Duluth, Fort Wayne, Grand Forks, Kansas City, Lexington, Monterey, Olympia, Philadelphia, St. Paul, San Jose, State College and Wichita. During 2006, there will be negotiations for new collective bargaining agreements in Akron, Boise, Duluth, Kansas City, Lexington, Philadelphia, St. Paul, San Jose, State College and Wichita, representing approximately 3,100 employees.

Item 1A. Risk Factors

Credit losses. We extend unsecured credit to most of our customers. We recognize that extending credit and setting appropriate reserves for receivables is largely a subjective decision based on knowledge of the customer and the industry. Credit exposure also includes the amount of estimated unbilled sales. Determining credit limits, setting and maintaining credit standards, and managing the overall quality of the credit portfolio is largely decentralized. The level of credit is influenced by the customer’s credit history with us and other available information, including industry-specific data.

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

Newsprint. We consumed approximately 600,000 metric tons of newsprint in 2005. This expense represented 13.2% of our 2005 total operating expenses. A sustained increase in newsprint prices could adversely affect our profitability. Newsprint prices for the past five years have ranged from approximately $425 to $625 per metric ton. We anticipate a low double-digit increase in newsprint prices in 2006.

Debt. By balancing the mix of variable- versus fixed-rate borrowings, we manage the interest rate risk of our debt. “Note 3. Debt” includes information related to the contractual interest rates and fair value of the individual borrowings. At various times, we have entered into interest rate swap agreements to manage interest rate exposure in order to achieve a desired proportion of variable-rate versus fixed-rate debt. The fair value of the swaps at December 25, 2005, and December 26, 2004, was $8.9 million and $34.2 million, respectively. As of the end of fiscal 2005, approximately 53% of our borrowings were variable-rate. We do not trade or engage in hedging for speculative purposes and hedging activities are transacted only with highly rated financial institutions, reducing the exposure to credit risk.

A hypothetical 50 basis point increase in London InterBank Offering Rate (LIBOR) would increase interest expense associated with variable-rate borrowings by approximately $5.2 million and $5.7 million in 2005 and 2006, respectively. The fair value of our fixed-rate debt and interest rate swaps is sensitive to changes in interest rates. A hypothetical 50 basis points increase in interest rates would decrease the fair value of the fixed-rate debt and interest rate swaps by $35.9 million in 2006. This change in fair value of debt obligations excludes commercial paper and other short-term variable-rate borrowings, as changes in interest rates would not significantly affect the fair market value of these instruments.

Senior management. Our ability to maintain our competitive position is dependent on the services of our senior management team. If we were unable to retain the existing senior management personnel, develop future senior management within our existing ranks or attract other qualified senior management personnel, our business would be adversely affected.

Employee benefits. Health insurance costs have increased significantly faster than inflation on an annual basis over the past few years. We also anticipate that in coming years, the cost of health care will continue to escalate, causing an increase to our expenses and employee contributions. In response to these trends, we have restructured and consolidated our health insurance plans, which has substantially mitigated inflationary trends.

Our pension and other retirement benefit costs have increased in recent years largely due to stock market and interest rate conditions. We will continue to reassess our benefits offering to remain competitive and manage our costs. Under our discussion of Critical Accounting Policies and Estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, we provide an estimate of the impact of a change in the discount rate used in the valuation of our pension plans.

Competition and customer consolidation. We are subject to aggressive competition in all areas of our business. Our newspapers compete for advertising and readers with other newspapers, broadcast, satellite and cable television, the Internet and other computer services, radio, magazines, suburban newspapers, free shoppers, billboards and direct mail. We could also be adversely affected by continued customer consolidation in the retail and national sectors.

Circulation. The newspaper publishing industry continues to experience some circulation decline, with several factors contributing: (a) the ongoing impact of the federally imposed do-not-call lists (now two years old), which limit telemarketing of subscription sales; (b) the ripple effects of the circulation misstatements by three large publishers in 2004, which gave rise to increased scrutiny of, and limitations on, the bulk/third party sales that had been a source of circulation growth; and (c) the Internet, which creates competition for readers’ time. We have taken steps to meet each of these challenges, including strengthening practices aimed at compliance with industry-wide accepted procedures in accounting and circulation reporting. Nevertheless, ongoing decline in circulation copies could have a material effect on the rate and volume of our advertising revenue.

Self-insurance and deductibles on casualty insurance. We are self-insured for the majority of our health insurance costs, including claims filed and claims incurred but not reported. We also have deductibles of up to $1 million on various casualty insurance programs, which we have determined to be adequate for the type of risk. We estimate the liability under our health insurance and casualty programs on an actuarial undiscounted basis using individual case-based valuations and statistical analysis that are based upon judgment and historical experience. The final cost of many of these claims may not be known for several years, however. We rely on the advice of consulting actuaries and administrators in determining an adequate liability for self-insurance claims. At December 25, 2005 and December 26, 2004, self-insurance and casualty insurance accruals totaled $75.7 million and $72.6 million, respectively. In connection with our insurance program, letters of credit totaling $56.5 million are required to support certain projected workers’ compensation obligations. As a requirement of our 2006 insurance renewal the letters of credit will be increased by $3.8 million on April 1, 2006 and another $3.8 million on July 1, 2006 for a total of $64.1 million. We continuously review the adequacy of our insurance coverage.

Our exploration of strategic alternatives could be disruptive to our business and could adversely affect our operations and results. There can be no assurance that the exploration of strategic alternatives will result in a transaction.

Our results of operations, financial condition and cash flows may be adversely impacted by our decision to explore a range of strategic alternatives to enhance shareholder value or by any transaction which may result from such exploration process. In addition, the actions we are taking or may take in the future may affect our ability to attract and retain customers, management and employees, may lead to a diversion of management’s attention from other ongoing business concerns, and may result in the incurrence of significant advisory fees, litigation costs and other expenses.

There can be no assurance that the exploration of strategic alternatives will result in a transaction. We do not intend to disclose developments with respect to the exploration of strategic alternatives unless and until the Board of Directors has approved a specific transaction or course of action.

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

Item 2. Properties

We have newspaper facilities in 29 markets located in 19 states. These facilities vary in size from 39,300 square feet at State College, PA, to 1.8 million square feet in Philadelphia, PA. In total, they occupy about 9.7 million square feet. Approximately 1.9 million of the square feet are leased from others. All of the owned property is owned-in-fee. We own substantially all of our production equipment, although certain office equipment is leased.

In March 2005, we signed a contract to sell approximately 10 acres surrounding The Miami Herald’s bayfront building for a purchase price of $190 million. Closing on the agreement is contingent upon the completion of environmental remediation. We anticipate completion of this transaction in 2006.

The following table sets forth our principal properties by location:

	Approximate Area in Square Feet
	Owned	Leased*
Administration – San Jose, CA		43,716
Publishing, including printing plants, distribution centers, business and editorial offices, and warehouse space located in:
Akron, OH	345,692	129,939
Charlotte, NC	483,384	151,755
Columbia, SC	265,000	34,850
Contra Costa, CA	363,364	64,703
Fort Worth, TX	831,094	63,701
Kansas City, MO	477,387	168,676
Lexington, KY	255,440	28,065
Miami, FL	818,380	344,038
Philadelphia, PA	1,503,687	331,951
San Jose, CA	410,000	182,779
St. Paul, MN	303,900	111,596
Washington, DC		26,671

Internet Operations – KRD – San Jose, CA	—	60,480

*	Expiration of leases range from 2006 to 2051.

Our facilities are generally maintained in good condition and suitable for current and foreseeable operations. During the three years ended December 25, 2005, we spent $286.5 million for additions to property, plant and equipment.

Item 3. Legal Proceedings

We are involved in litigation and administrative proceedings, primarily libel and copyright infringement actions, bankruptcy proceedings involving the company’s advertisers, and environmental and other legal proceedings that have arisen in the ordinary course of business. In the opinion of management, our liability, if any, under any pending litigation or administrative proceedings, including the Multi-District Litigation described below, will not materially affect our consolidated financial position or results of operations.

Knight Ridder’s wholly-owned subsidiary, MediaStream, Inc. (MediaStream), was named as one of a number of defendants in two separate class action lawsuits that were consolidated with one other similar lawsuit by the Judicial Panel on Multi-District Litigation under the caption “In re Literary Works in Electronic Databases Copyright Litigation,” M.D.L. Docket No. 1379 (the “Multi-District Litigation”). The two lawsuits originally filed against MediaStream in September 2000 were: The Authors Guild, Inc. et al. v. The Dialog Corporation et al., and Posner et al. v. Gale Group Inc. et al. These lawsuits were brought by or on behalf of free-lance authors who alleged that the defendants infringed plaintiffs’ copyrights by making plaintiffs’ works available on databases operated by the defendants. The plaintiffs sought to be certified as class representatives of all similarly situated free-lance authors. In September 2001, the plaintiffs submitted an amended complaint, which named Knight Ridder as an additional defendant and made reference to Knight Ridder Digital. Plaintiffs in the Multi-District Litigation claimed actual damages, statutory damages and injunctive relief, among other remedies.

The two lawsuits were initially stayed pending disposition by the U.S. Supreme Court of New York Times Company et al. v. Tasini et al., No. 00-21. On June 25, 2001, the Supreme Court ruled that the defendants in Tasini did not have a privilege under Section 201 of the Copyright Act to republish articles previously appearing in print publications absent the author’s separate permission for electronic republication. Thereafter, the judge in the Multi-District Litigation ordered the parties to try to resolve the claims through mediation, which commenced in November 2001. After years of settlement discussions, the parties entered into a settlement agreement, which was finally approved by the U.S. District Court for the Southern District of New York on September 27, 2005.

The settlement agreement creates a settlement pool of a minimum of $10 million ($1 million of which was contributed in the form of published notice of the settlement by participating newspaper publishers) up to a maximum of $18 million. $5 million of that settlement pool would be funded by all database company defendants with the balance funded by each participating newspaper publisher based on claims submitted by plaintiffs for works authored by them and published by that newspaper publisher. Our exposure under that settlement is expected to be offset by insurance coverage. The settlement has been challenged and is currently pending before the U.S. Second Circuit Court of Appeals. We are optimistic that the trial court’s final order approving the settlement will be affirmed by the Second Circuit.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol KRI. Our stock is traded on other regional exchanges and through the Intermarket Trading System. Options are traded on the Philadelphia Exchange.

In accordance with Section 303A.12(a) of the NYSE Listed Company Manual, our chief executive officer is required to make, and he has made as of August 11, 2005, an Annual CEO Certification to the NYSE stating that he was not aware of any violations by the company of the NYSE corporate governance listing standards.

Common Stock Market Price and Dividends

The average daily stock trading volume for the years 2005 and 2004 was 616,000 and 422,000 shares, respectively. The following table presents the high and low sales price of our common stock (as reported by the NYSE) and the cash dividends declared on our common stock by fiscal quarter for the two most recent fiscal years:

	2005			2004
	High	Low	Cash Dividends Declared	High	Low	Cash Dividends Declared
1st Quarter	$69.09	$63.34	$0.345	$78.19	$71.96	$0.320
2nd Quarter	67.97	60.77	0.345	80.00	71.96	0.320
3rd Quarter	68.73	58.00	0.370	73.49	62.24	0.345
4th Quarter	65.10	52.42	0.370	71.07	64.96	0.345

During each of the fiscal years ended 2005 and 2004, we paid $103.6 million in cash dividends. We expect to continue our policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial condition.

As of February 28, 2006, we had 67.0 million shares outstanding, net of treasury stock, which were held in all 50 states by 7,054 shareholders of record. The closing price of our common stock on February 28, 2006, was $60.02 as reported by the NYSE.

Purchases of Equity Securities

The following sets forth our common stock repurchases, both open market and private transactions, for the fourth quarter of 2005:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
September 26 through October 30	518,110	$51.62	518,110	4,868,290
October 31 through November 27	381,977	60.95	375,000	4,493,290
November 28 through December 25	—	—	—	4,493,290

Total	900,087		893,110

Outside of the stock repurchase program, we acquired 6,977 shares of our common stock in 2005 with an aggregate cost of $426,434 and an average price of $61.12 per share in connection with the exercise of certain stock options. The aggregate market value of the shares acquired was included in treasury stock in our Consolidated Balance Sheet. Shares issued in connection with the stock option exercise were recorded as Common Stock and Additional Paid in Capital.

In July 2005, the Board of Directors authorized the repurchase of up to 10 million shares of our common stock. This authorization was in addition to the previous authorization in July 2004 to repurchase up to 6 million shares of our common stock. In August, we entered into an accelerated stock buyback arrangement for the repurchase of 5.0 million shares and announced our intent to repurchase an additional 5 million shares over the next six to nine months. Since the announcement of the company’s exploration of strategic alternatives, no shares have been repurchased on the open market. At year end, the remaining authorization for repurchase was approximately 4.5 million shares.

Pursuant to our accelerated stock buyback contract, the estimated cost of repurchasing the shares was paid in advance based on the closing price as reported by the NYSE at the beginning of the contract. The difference between that price and the volume weighted-average price (VWAP) over the life of the contract is settled at the end of the contract period in cash or shares, at our option (limited to the number of shares multiplied by the change in share price). Had we settled as of December 25, 2005, we would have received $7.8 million, or 123,495 shares of our common stock. As of January 18, 2006, all accelerated stock buyback contracts outstanding were settled.

Common Stock Grants

During the fiscal years ended 2005, 2004 and 2003, we issued 5,850 shares, 4,739 shares and 5,429 shares, respectively, of our common stock to our nonemployee directors pursuant to an annual retainer fee payable half in common stock and half in cash or common stock, at a director’s election.

For information regarding our equity compensation plans, please refer to Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, and Note 6, Capital Stock in our consolidated financial statements, included in this report.

Item 6. Selected Financial Data

5–Year Financial Highlights

The following information was compiled from our audited consolidated financial statements. The accompanying consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 25, 2005 should be read to obtain a better understanding of this information. Amounts are in thousands, except per share data and ratios. We report on a fiscal year ending on the last Sunday in the calendar year. Results for each of the fiscal years presented are for 52 weeks.

	Dec. 25 2005(1)	Dec. 26 2004	Dec. 28 2003	Dec. 29 2002(2)	Dec. 30 2001(3)
Summary of Operations
Operating Revenue
Advertising	$2,384,629	$2,319,084	$2,250,465	$2,227,470	$2,261,993
Circulation	528,755	536,069	551,437	565,556	587,159
Other	90,608	86,161	78,956	70,992	77,303

Total Operating Revenue	3,003,992	2,941,314	2,880,858	2,864,018	2,926,455

Operating Costs
Labor and employee benefits	1,240,270	1,193,914	1,163,640	1,112,179	1,164,472
Newsprint, ink and supplements	413,059	391,898	379,074	349,248	446,170
Other operating costs	759,032	715,388	697,467	710,450	699,135
Depreciation and amortization (4)	98,110	99,779	111,263	123,378	183,496

Total Operating Costs	2,510,471	2,400,979	2,351,444	2,295,255	2,493,273

Operating Income	493,521	540,335	529,414	568,763	433,182
Interest expense, net (5)	(90,506)	(49,621)	(68,467)	(73,872)	(97,940)
Other, net	(18,755)	(34,327)	(36,129)	(82,800)	(56,336)

Income from continuing operations before income taxes	384,260	456,387	424,818	412,091	278,906
Income taxes	129,266	157,716	150,600	152,159	110,768

Income from continuing operations	254,994	298,671	274,218	259,932	168,138

Income from discontinued Detroit and Tallahassee operations, including gain on sale, net of taxes (6)	216,445	27,572	21,853	21,795	16,686

Income before cumulative effect of change in accounting principle of unconsolidated company	471,439	326,243	296,071	281,727	184,824

Cumulative effect of change in accounting principle of unconsolidated company, net of taxes (7)	—	—	—	(24,279)	—

Net Income	$471,439	$326,243	$296,071	$257,448	$184,824

Operating income margin (8)	16.4%	18.4%	18.4%	19.9%	14.8%

Share Data
Basic weighted-average number of shares	71,839	77,910	80,401	83,066	76,074
Diluted weighted-average number of shares	72,295	78,950	81,477	84,726	85,694
Earnings per share –
Basic: Income from continuing operations	$3.55	$3.84	$3.41	$3.13	$2.11
Income from discontinued operations	3.01	0.35	0.26	0.26	0.22
Cumulative effect of change in accounting principle of unconsolidated company (7)	—	—	—	(0.29)	—
Net income	$6.56	$4.19	$3.68	$3.10	2.33
Diluted: Income from continuing operations	$3.53	$3.78	$3.37	$3.07	$1.96
Income from discontinued operations	2.99	0.35	0.26	0.26	0.20
Cumulative effect of change in accounting principle of unconsolidated company (7)	—	—	—	(0.29)	—
Net income	$6.52	$4.13	$3.63	$3.04	$2.16
Dividends declared per common share	1.43	1.33	1.18	1.02	1.00
Common stock price: High	69.09	78.48	76.49	70.20	65.17
Low	52.42	62.18	58.50	51.35	52.02
Close	63.20	66.29	76.09	61.77	65.17
Price/earnings ratio (9)	9.7	16.1	21.0	20.3	30.2

Other Financial Data
Number of shares repurchased (10)	10,427	4,287	4,322	4,034	2,994
Cost	$645,027	$308,891	$292,427	$257,101	$171,795
Payment of cash dividends	$103,606	$103,617	$94,937	$84,832	$84,198
At year end
Total assets	$4,603,955	$4,229,361	$4,190,026	$4,164,658	$4,213,376
Total debt	2,126,125	1,504,990	1,453,560	1,502,105	1,623,587
Shareholders’ equity	$1,183,886	$1,447,156	$1,489,245	$1,461,479	$1,560,288
Return on average shareholders’ equity (11)	35.8%	22.2%	20.1%	17.0%	11.9%
Total debt/total capital ratio	64.2%	51.0%	49.4%	50.7%	51.0%

Notes to Selected Financial Data

1.	In 2005, we recorded pre-tax charges of $15.1 million for workforce reductions in Philadelphia and San Jose, $4.7 million for fees associated with the evaluation of corporate strategic alternatives and $1.8 million for the Austin Co. bankruptcy (the general contractor responsible for the now nearly-completed printing plant in Kansas City). We also recorded an $8.5 million pre-tax gain on the sale of land in Seattle.

2.	In 2002, we recorded pre-tax charges totaling $25.5 million related to our investment in CareerBuilder. The charges were for the relocation of offices and abandonment of certain assets ($7.5 million) and $18.0 million for the conversion of CareerBuilder from a corporation into a limited liability company. We sold our stock in MatchNet plc, and recorded a pre-tax loss of $4.3 million. Additionally, we recorded other-than-temporary declines in a number of other cost basis Internet-related investments of $3.1 million pre-tax.

3.	In 2001, we had a $78.5 million pre-tax charge relating to a work force reduction program. Also in this year, we sold our holdings in InfoSpace, Inc., AT&T, Webvan Group, Inc. and other smaller Internet-related investments at a pre-tax loss of $11.9 million. We recorded other-than-temporary declines in a number of other cost basis Internet-related investments of $16.1 million pre-tax.

4.	Beginning in 2002, we discontinued the amortization of goodwill and indefinite-lived intangible assets under the provisions of Statement of Financial Accounting Standard (SFAS) 142.

5.	Interest expense, net includes capitalized interest and interest income.

6.	Discontinued Detroit and Tallahassee operations included a $207.9 million gain on sale, net of taxes in fiscal 2005. The results of operations for Detroit and Tallahassee have been reclassified as discontinued operations for all periods presented. In August 2005, we acquired The Idaho Statesman (Boise, ID) and two newspapers in the state of Washington, The Olympian (Olympia, WA) and The Bellingham Herald (Bellingham, WA). The results of operations for the acquired newspapers are included in our results from the date of acquisition (August 29, 2005).

7.	The cumulative effect of change in accounting principle in 2002 relates to the implementation of SFAS 142 – Goodwill and Other Intangible Assets by our equity method investee, CareerBuilder.

8.	Operating income margin is defined as Operating Income divided by Total Operating Revenue.

9.	Price/earnings ratio is computed by dividing the closing market price as reported by the NYSE by total diluted earnings per share (continuing and discontinued operations).

10.	Number of shares repurchased in 2005 includes 43,110 shares received in lieu of cash on the settlement of our accelerated stock buy back agreements.

11.	Return on average shareholders’ equity is computed by dividing total net income (including discontinued operations) by average shareholders’ equity. Average shareholders’ equity is the average of shareholders’ equity on the first day and the last day of the fiscal year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 6. Selected Financial Data, and with the consolidated financial statements that appear elsewhere in this Form 10-K.

During the first quarter of 2005, our online and newspaper businesses were merged into one reporting segment. Consequently, and in accordance with segment reporting guidelines, the operating results for our online businesses are now reported as part of the operating results of the newspapers. This change is consistent with the combination of our online operations with the related print businesses. The merging of our print and online operations reflects our organizational structure and our business strategy, which emphasizes a multi-media platform approach pursuing both audiences and advertisers within the markets in which we compete. The change is also consistent with the revised financial information given to our chief operating decision maker. For comparability, prior year amounts have been reclassified to reflect the combination of the Newspaper Division and Online Division.

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

SUPPLEMENTS (as in Newsprint, Ink and Supplements) All special sections purchased for distribution in the newspaper, including TV books, Sunday magazines and comics.

TARGETED PUBLICATIONS All print periodicals and papers other than the mass-market paid daily newspapers, ie: community newspapers (weekly, and free daily papers), local consumer magazines and classified periodicals; and ethnic or non-English-language newspapers (including the paid daily “el Nuevo Herald”).

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

Revenue recognition Our primary sources of revenue are from the sales of advertising space in published issues of our newspapers and on interactive websites owned by, or affiliated with, the Company and from sales of newspapers to distributors and individual subscribers. Newspaper advertising revenue is recorded when advertisements are published in newspapers. Website advertising revenue is recognized ratably over the contract period or as services are delivered, as appropriate. Proceeds from newspaper subscriptions are deferred and are recognized in revenue ratably over the term of the subscriptions. Revenue is recorded net of estimated incentive offerings, including special pricing agreements, promotions and other volume-based incentives. Revisions to these estimates are charged to income in the period in which the facts that give rise to the revision become known.

Allowance for bad debts. We maintain a reserve account for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We use a combination of the percentage-of-sales, specific-identification and the aging-of-accounts-receivable methods to establish allowances for losses on accounts receivable. Payment in advance for some advertising and circulation revenue and credit background checks, have assisted us in maintaining historical bad debt losses of less than 1% of revenue.

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

At December 25, 2005, we had approximately $9.9 million of future media advertisement, products and services arising from bartered transactions in accounts receivable, which will be charged to expense as they are used. We also have as of year end, $20.1 million in deferred advertising and circulation revenue arising from bartered transactions, which will be recorded as revenue when the advertisements are published and/or the copies are delivered, respectively. During the fiscal years ended 2005, 2004 and 2003, we recognized $25.8 million, $15.1 million and $8.9 million, respectively, in bartered advertising and circulation revenue.

We periodically assess the recoverability of our barter credits and receivables. Factors considered in evaluating recoverability include management’s plans with respect to advertising, circulation and other expenditures for which barter credits and receivables can be used. Any impairment losses are charged to operations as they are determined.

Equity method investment valuation and accounting. We hold investments in companies having operations or technology in areas within our strategic focus and we record these investments under the equity or cost method. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments. In these cases, an impairment charge could be required in the future.

Goodwill and Other Identified Intangible Asset Impairment. Goodwill and other identified intangible assets arising from our acquisitions are subjected to periodic review for impairment. SFAS No. 142 requires an annual evaluation at the reporting unit level of the fair value of goodwill and compares the calculated fair value of the reporting unit to its book value to determine whether impairment has occurred. Impairment is the condition that exists when the carrying amount of goodwill or other identified intangible asset exceeds its implied fair value. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill and intangibles balances. If the remaining book value assigned to goodwill and other intangible assets acquired in an acquisition is higher than the amounts we currently would expect to realize based on updated financial and cash flow projections from the reporting unit, we would write down these assets. We also record our share of impairment charges recorded by our equity method investees. No impairment charges have been recorded to date relating to goodwill and other identified intangibles, except for an impairment recorded in 2002 for CareerBuilder, one of our equity method investees.

Pension and postretirement benefits. Our pension and postretirement benefit costs and credits are developed from actuarial valuations. These valuation assumptions include health care cost trend rates, salary growth, long-term return on plan assets, discount rates and other factors. Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. The salary growth assumptions reflect our long-term actual experience and future and near-term outlook. Long-term return on plan assets is determined based on historical results of the portfolio and management’s expectation of the current economic environment. The discount rate as of year end directly reflects each plan’s expected future cash flows and the available yields on high quality fixed income investments with durations appropriate for those projected cash flows. Actual results that differ from these assumptions are accumulated and amortized over the future life of the plan participants. For an explanation of these assumptions, see “Note 10. Pension and Other Postretirement Benefit Plans.” While we believe that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect the pension and other postretirement benefits costs and obligations.

Self-insurance and deductibles on casualty insurance. We are self-insured for the majority of our health insurance costs, including claims filed and claims incurred but not reported. We also have deductibles of up to $1 million on various casualty insurance programs, which we have determined to be adequate for the type of risk. We estimate the liability under our health insurance and casualty programs on an actuarial undiscounted basis using individual case-based valuations and statistical analysis that are based upon judgment and historical experience. The final cost of many of these claims may not be known for several years, however. We rely on the advice of consulting actuaries and administrators in determining an adequate liability for self-insurance claims. At December 25, 2005 and December 26, 2004, health and casualty self insurance accruals totaled $75.7 million and $72.6 million, respectively. In connection with our insurance program, letters of credit totaling $56.5 million are required to support certain projected workers’ compensation obligations. As a requirement of our 2006 insurance renewal the letters of credit will be increased by $3.8 million on April 1, 2006, and another $3.8 million on July 1, 2006, for a total of $64.1 million. We continuously review the adequacy of our insurance coverage.

Income taxes. Income taxes are accounted for in accordance with SFAS 109 – “Accounting for Income Taxes,” which requires the use of the liability method whereby deferred income taxes are recorded for the future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities are determined using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Deferred tax assets and liabilities are revalued to reflect new tax rates in the period changes are effective. We maintain a valuation allowance on our deferred tax assets to reflect their expected realizable value.

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

Legal. We are involved in certain claims and litigation related to our operations, including ordinary routine litigation incidental to our business. See “Note 13. Commitments and Contingencies” for further information. Our management reviews and determines which liabilities, if any, arising from these claims and litigation could have a material adverse effect on our consolidated financial position, liquidity, results of operations or properties. Management assesses the likelihood of any adverse judgments or outcomes as well as potential ranges of probable losses. Determination of the amount of reserves required for these contingencies is made after analysis and discussion with legal counsel.

Commitments and contingencies. We have ongoing purchase commitments with SP Newsprint and Ponderay, our two newsprint mill investments. These future commitments are for the purchase of a minimum of $53.2 million and $17.6 million of newsprint in 2006 with SP Newsprint and Ponderay, respectively, at current market prices. We have the resources necessary to fulfill these commitments in 2006.

Business Summary

In February 2005, we acquired the assets of Priceless, LLC, a group of five daily free-distribution newspapers with a combined daily circulation of more than 55,000, located on the peninsula south of San Francisco, CA. The five newspapers are the Palo Alto Daily News, San Mateo Daily News, Redwood City Daily News, Burlingame Daily News and Los Gatos Daily News. In May 2005, we launched a sixth new daily free-distribution newspaper, under the masthead The East Bay Daily News, to serve the region immediately East of San Francisco.

Continuing our expansion into free-distribution newspapers, we acquired the Silicon Valley Community Newspapers in October 2005. Silicon Valley Community Newspapers, with a combined circulation of 157,000 copies, publishes eight weekly free-distribution newspapers, the San Jose City Times, a legal newspaper, and a glossy publication called Image in the South Bay area surrounding San Jose, CA. In 2005, we continued to acquire weeklies and targeted publications in our markets including: Miami New Homes Map Guide in South Florida; Keller Citizen, Colleyville Courier and DFW Job/Auto Connection in the Dallas-Ft. Worth area; Carolina Bride in Charlotte; Jobs & Careers in the San Francisco Bay Area; and Employment News in the Twin Cities of St. Paul and Minneapolis.

In the Internet space, Knight Ridder, Gannett and Tribune, each acquired in March 2005 a one-third ownership interest in TKG Internet Holdings. TKG Internet Holdings owns a 75% interest in Topix.net (Topix). Topix aggregates and categorizes online news. We believe that Topix technology will allow us to improve and extend our online editorial and ad sales activities.

In March 2005, we signed a contract to sell approximately 10 acres surrounding The Miami Herald’s bayfront building for a purchase price of $190 million. Closing on the agreement is contingent upon the completion of environmental remediation. We anticipate completion of this transaction in 2006.

In July 2005, the Board of Directors authorized the repurchase of up to 10 million shares of our common stock. This authorization was in addition to the previous authorization in July 2004 to repurchase up to 6 million shares of our common stock. In August, we entered into an accelerated stock buyback arrangement for the repurchase of 5.0 million shares and announced our intent to repurchase the remaining authorized shares over the next six to nine months. Also in August, we issued $400 million of 12-year fixed rate notes. The proceeds were used to reduce commercial paper balances. Net Proceeds from the sale of the notes were used to reduce our commercial paper then outstanding. The proceeds from these commercial paper borrowings were used for general corporate purposes.

In the third quarter of 2005, our newspapers in Philadelphia and San Jose announced workforce reduction programs. The programs eliminated approximately 160 positions through early retirement programs, voluntary and involuntary buyouts and attrition. As of the end of fiscal 2005, our workforce reduction programs in Philadelphia and San Jose were substantially complete.

The Seattle Times Company sold certain parcels of land for net proceeds of $29.9 million on June 25, 2004. At that time, the Seattle Times used the proceeds to reduce its debt. The entire pre-tax gain of $24 million was deferred pending certain unresolved environmental contingencies. As a result of receiving a certification from the Washington State Department of Ecology, these contingencies were removed at the beginning of the fourth quarter of 2005. Knight Ridder, as a 49.5% owner of the Seattle Times, recorded its pro-rata share of the gain for accounting purposes in the fourth quarter of 2005. We received no cash related to this transaction.

On November 14, 2005, we announced the Board of Directors’ decision to explore strategic alternatives, including a possible sale of the company. We are working with Goldman, Sachs & Co., our long-time advisor, and Morgan Stanley, in this process. There can be no assurance that the exploration of strategic alternatives will result in any transaction. We do not intend to disclose developments with respect to the exploration of strategic alternatives unless and until the Board of Directors has approved a specific transaction or course of action. The Board of Directors also amended our bylaws to provide that shareholders may submit proposals for consideration and/or nominations for directors at our 2006 Annual Meeting of Shareholders no earlier than 60 days nor later than 45 days prior to the date of the meeting. On January 29, 2006, the Board of Directors decided to postpone the 2006 Annual Meeting of Shareholders from the previously scheduled date of April 18, 2006, to a future date, yet to be determined. The rescheduling of the meeting will take into consideration the notice requirements for shareholder proposals announced on November 14, 2005.

Our fiscal year ends on the last Sunday of the calendar year. The following table sets forth the consolidated results from continuing operations for the 52-week periods ended December 25, 2005, December 26, 2004 and December 28, 2003 (in thousands, except per share data):

				% Change
	2005	2004	2003	05-04	04-03
Operating revenue	$3,003,992	$2,941,314	$2,880,858	2.1	2.1
Operating income	493,521	540,335	529,414	(8.7)	2.1
Income from continuing operations	254,994	298,671	274,218	(14.6)	8.9
Diluted earnings per share from continuing operations	$3.53	$3.78	$3.37	(6.6)	12.2

On August 3, 2005, we sold our interests in both The Detroit Free Press (DFP) newspaper and our interest in the Detroit Newspaper Agency (DNA) in a series of transactions with Gannett and MediaNews Group. The aggregate consideration received was approximately $262 million, plus approximately $25 million in preliminary balance sheet adjustments.

On August 29, 2005, we announced the closing of an asset exchange transaction in which we acquired from Gannett assets of The Idaho Statesman (Boise, ID), The Olympian (Olympia, WA), and The Bellingham Herald (Bellingham, WA) in exchange for The Tallahassee Democrat and approximately $238 million in cash. Accordingly, the results of operations for Detroit and Tallahassee have been reclassified as discontinued operations for all periods presented. The results of operations for the acquired newspapers are included from August 29, 2005.

Total operating revenue increased in 2005 by $62.7 million or 2.1%. The revenue growth was mostly due to a $48.4 million increase in classified revenue and the addition of three newspapers, The Idaho Statesman (Boise, ID), The Olympian (Olympia, WA), and The Bellingham Herald (Bellingham, WA). Comparisons are not affected by the divestiture of our operations in Detroit and Tallahassee, as the results of these two operations have been excluded from continuing operations. (Refer to Note 9 “Acquisitions and Dispositions” of the Notes to the Consolidated Financial Statements for further discussion).

Diluted earnings per share were $6.52 for the year ended December 25, 2005, compared with $4.13 per diluted share for the year ended December 26, 2004. Included in these results are $207.9 million, or $2.87 per diluted share, from gains on the sale of our interests in the DNA and DFP and the assets of the Tallahassee Democrat and $0.12 per divestiture share for their discontinued operations. Included in last year’s earnings per share were $0.35 for the discontinued operations of Detroit and Tallahassee. Diluted earnings per share were $3.63 in 2003, which included $0.26 per diluted share for the discontinued operations of Detroit and Tallahassee.

Earnings per diluted share from continuing operations for the year ended December 25, 2005, were $3.53, including severance costs of $0.13 per diluted share for work force reductions in Philadelphia and San Jose, a gain of $.12 per diluted share in 2005 for the resolution of a contingency concerning the 2004 sale of land in Seattle, $0.04 per diluted share for fees associated with the evaluation of corporate strategic alternatives, $0.02 per diluted share for additional expenses related to the bankruptcy of the Austin Co., the general contractor responsible for the now nearly-completed new printing plant in Kansas City, and $0.16 per diluted share from the favorable resolution of prior years’ tax issues. This compares to $3.78 per diluted share from continuing operations in 2004, which included $0.26 from the favorable resolution of prior years’ tax issues, and $3.37 per diluted share from continuing operations in 2003.

Income from continuing operations for the year was $255.0 million, down 14.6% from the previous year. Overall operating costs in 2005 rose 4.6%, with full-time equivalents (FTEs) up 0.8% for the year. The price per ton of newsprint was up 10.0% over the previous year.

Advertising revenue represented 79.4% of total operating revenue. Retail, classified and national advertising revenue represented 46.0%, 37.9% and 16.1%, respectively, of total advertising revenue. Circulation revenue comprised 17.6% of total operating revenue. Advertising revenue is determined by linage and rate. The advertising rate depends largely on our market reach, primarily through circulation, and competitive factors. Classified revenue is reported in four distinct categories: classified real estate, classified automotive, classified employment and classified other.

Circulation revenue is based on the number of copies sold and the subscription rate charged to customers. Based upon circulation, we are the second largest newspaper company in the United States. We publish 32 daily newspapers in 29 U.S. markets with a readership of 8.1 million daily and 11.5 million Sunday. We are the leading newspaper in all of the markets we serve. We publish a growing portfolio of targeted publications and maintain investments in two newsprint companies.

The following table presents operating revenue from continuing operations and related statistics for the fiscal years ended December 25, 2005, December 26, 2004 and December 28, 2003 (in thousands):

				%Change
	2005	2004	2003	05-04	04-03
Operating revenue
Advertising
Retail	$1,097,197	$1,071,819	$1,059,867	2.4	1.1
National	382,585	390,812	379,596	(2.1)	3.0
Classified	904,847	856,453	811,002	5.7	5.6

Total	$2,384,629	$2,319,084	$2,250,465	2.8	3.0

Circulation	528,755	536,069	551,437	(1.4)	(2.8)
Other	90,608	86,161	78,956	5.2	9.1

Total operating revenue	$3,003,992	$2,941,314	$2,880,858	2.1	2.1

Average circulation*
Daily	3,349	3,333	3,369	0.5	(1.1)
Sunday	4,329	4,317	4,353	0.3	(0.8)

Advertising linage (full-run)
Retail	13,946.8	13,760.2	14,125.9	1.4	(2.6)
National	3,170.1	3,287.4	3,159.0	(3.6)	4.1
Classified	17,893.3	18,049.0	17,791.0	(0.9)	1.5

Total	35,010.2	35,096.6	35,075.9	(0.2)	0.1

*	Circulation copies for 2005 include Boise, Olympia and Bellingham.

The following table summarizes operating costs from continuing operations for the periods ended December 25, 2005, December 26, 2004 and December 28, 2003 (in thousands):

				% Change
	2005	2004	2003	05-04	04-03
Operating costs
Labor and employee benefits	$1,240,270	$1,193,914	$1,163,640	3.9	2.6
Newsprint, ink and supplements	413,059	391,898	379,074	5.4	3.4
Other operating costs	759,032	715,388	697,467	6.1	2.6
Depreciation and amortization	98,110	99,779	111,263	(1.7)	(10.3)

Total operating costs	$2,510,471	$2,400,979	$2,351,444	4.6	2.1

The following two tables summarize pro forma financial information. Pro forma means that results are presented as if Boise, Olympia and Bellingham, which were acquired in August 2005, were owned since the beginning of the period covered by the discussion.

The following table presents operating revenue from continuing operations and related statistics for the fiscal years ended December 25, 2005 and December 26, 2004 on a pro forma basis (in thousands):

			% Change
	2005	2004	05-04
Operating revenue
Advertising
Retail	$1,121,444	$1,108,580	1.2
National	384,389	393,377	(2.3)
Classified	931,876	894,102	4.2

Total	$2,437,709	$2,396,059	1.7

Circulation	542,917	555,004	(2.2)
Other	91,293	87,196	4.7

Total operating revenue	$3,071,919	$3,038,259	1.1

Average circulation
Daily	3,349	3,455	(3.1)
Sunday	4,329	4,475	(3.3)

Advertising linage (full-run)
Retail	14,788.5	15,106.2	(2.1)
National	3,212.5	3,353.4	(4.2)
Classified	18,816.5	19,528.4	(3.6)

Total	36,817.5	37,988.0	(3.1)

The following table summarizes pro forma operating costs from continuing operations for the fiscal years ended December 25, 2005, December 26, 2004 and December 28, 2003 (in thousands):

			% Change
	2005	2004	05-04
Operating costs
Labor and employee benefits	$1,265,458	$1,231,037	2.8
Newsprint, ink and supplements	420,746	402,383	4.6
Other operating costs	769,424	732,206	5.1
Depreciation and amortization	99,894	102,615	(2.7)

Total operating costs	$2,555,522	$2,468,241	3.5

Consolidated Results of Operations: For the fiscal years ended December 25, 2005 and December 26, 2004:

Our growth over the past year was partly due to acquisitions. To facilitate an analysis of operating results, the comparative analysis between 2005 and 2004 discussed below is on both a GAAP and pro forma basis. Pro forma means that results are presented as if Boise, Olympia and Bellingham, which were acquired in August 2005, were owned since the beginning of the period covered by the discussion (all other acquisitions during each of the three years ended December 25, 2005 were immaterial to our financial position and operating results). We use pro forma reporting of operating results in our internal financial reports because it enhances measurement of performance by permitting comparisons with prior historical data. We are providing this pro forma data as a supplement to our GAAP reporting of key financial results and benchmarks.

Retail revenue increased $25.4 million, or 2.4%, in 2005 from 2004, due primarily to the acquisition of Boise, Olympia and Bellingham ($14.5 million of the total increase). Targeted publications revenue and alternative distribution revenue, up 22.8% and 16.1%, respectively, contributed to the increase in retail revenue. San Jose, St. Paul, Contra Costa and Fort Worth had increases in retail revenue of 14.1%, 2.4%, 2.1% and 2.0%, respectively. These gains were offset by losses at Philadelphia, Miami and Kansas City of 4.1%, 3.1% and 2.9% respectively. On a pro forma basis, retail revenue increased $12.9 million, or 1.2%, in 2005 from 2004 due to a 6.9% increase in part-run retail revenue and 12.1% in retail online revenue. Additionally, on a pro forma basis, the twenty smaller market newspapers combined retail revenue increased 2.5% while the nine larger market newspapers increased 0.2%.

National advertising decreased $8.2 million, or 2.1%, in 2005 from 2004 due to a 5.6% decrease in national full-run revenue. The decrease was partially offset by the acquisition of Boise, Olympia and Bellingham ($1.0 million), a 5.6% increase in national preprint revenue and a 65.9% increase in national online revenue. Philadelphia, Kansas City and Miami were responsible for most of the decrease, down 12.4%, 10.0% and 2.0%, respectively. On a pro forma basis, national revenue decreased $9.0 million, or 2.3%. Also on a pro forma basis, twenty of the smaller market newspapers combined national revenue increased 6.8% while the nine larger market newspapers decreased 4.8%.

Classified revenue increased $48.4 million, or 5.7%, in 2005 from 2004. The acquisition of Boise, Olympia and Bellingham contributed $13.1 million of the increase. On a pro forma basis, increases in classified employment and real estate drove the overall increase in classified revenue, up 16.8% and 8.6%, respectively. The gains were partially offset by classified auto, down 10.3%. The increase in classified revenue was also due to a 58.9% increase in classified online revenue. The growth in online revenue was due to increases in online employment, on-line real estate and online automotive of 75.9%, 33.6% and 33.0%, respectively.

St. Paul, Miami, Fort Worth, Kansas City and San Jose were responsible for most of the increases in classified employment revenue, up 28.0%, 20.3%, 18.5%, 12.8% and 11.0%, respectively. Miami, Philadelphia and Contra Costa, were responsible for most of the increases in classified real estate revenue, up 21.8%, 18.1% and 16.2%, respectively. The decrease in classified auto was due to losses in Philadelphia, San Jose, Kansas City and Fort Worth of 14.7%, 14.0%, 12.6% and 9.1%, respectively. Overall on a pro forma basis, the smaller market newspapers combined classified revenue increased 6.2% while the larger market newspapers increased 3.3%.

Circulation revenue declined $7.3 million, or 1.4%, from 2005 to 2004 due to a reduction in the average subscription rate resulting from increased discounts. In 2005, average daily circulation copies and average Sunday circulation copies increased by 0.5% and 0.3%, respectively. The increase in average daily circulation was mainly due to the acquisition of Boise, Olympia and Bellingham, partially offset by decreases in Philadelphia, Akron, Fort Worth, San Jose and Miami with circulation declines of 5.4%, 5.1%, 4.4%, 4.1% and 3.8%, respectively. The increase in average Sunday circulation was due to the acquisition of Boise, Olympia and Bellingham, partially offset by declines in Akron, Philadelphia, Miami, San Jose and Kansas City of 5.5%, 4.9%, 4.4%, 4.2% and 3.0%, respectively. The acquisition of Boise, Olympia and Bellingham partially offset the decline in circulation revenue. On a pro forma basis, circulation revenue was down 2.2%

Other revenue increased $4.4 million, or 5.2%, from 2004 to 2005 due to increases in targeted publications, augmentation and commercial printing of 153.9%, 28.3% and 2.3%, respectively.

During 2006, we expect advertising revenue to grow between three and four percent on a pro forma basis, with most of this increase coming from online products and targeted publications. We expect classified revenue to be the strongest of the three categories, with robust employment and real estate (but soft auto classified). We expect that retail advertising will be healthier than national advertising. And finally, we expect advertising revenue growth to be strongest in the second half of the year.

Some circulation decline continues to characterize much of the newspaper industry. Increased competition for readers’ time, notably from the Internet, is an important cause. Others are the continuing adverse impact of the federal do-not-call lists, which hamper telemarketing of subscription sales, and deliberate cutbacks in out-of-state, third-party and bulk sales – each of which is of lesser importance to advertisers. Increased discounting, implemented to bolster circulation sales, causes some revenue decline. Thus growing both circulation copies and revenue simultaneously remains a challenge to the industry and to Knight Ridder.

Operating costs

In 2005, operating costs were up $109.5 million, or 4.6%, partially due to the acquisition of Boise, Olympia and Bellingham ($23.3 million). On a pro forma basis, operating costs increased 3.5% due to a 4.6% rise in newsprint, ink and supplement costs, a 5.1% increase in other operating expenses and a 2.8% increase in labor and employee benefits. These increases were offset by a 2.7% decrease in depreciation expenses.

Labor and employee benefits increased $46.4 million, or 3.9%, in 2005 compared with 2004, due to the acquisition of Boise, Olympia and Bellingham ($13.0 million), a $15.0 million charge for workforce reductions in Philadelphia and San Jose and an increase in the average rate per employee. On a pro forma basis, and excluding the $15.0 million charge for workforce reductions in Philadelphia and San Jose, labor and employee benefits increased 1.7% in 2005. In 2005, the average wage rate per employee increased 1.3%. Total FTEs remained stable at approximately 18,500 in 2005. Total employee benefits increased 6.2%, due to a 48.3% increase in pension costs, an 8.0% decrease in health insurance expenses and a 47% decrease in postretirement expenses. The increase in pension cost for 2005 was due primarily to a decrease in discount rates used to measure present values, and to increased recognition (amortization) of experience losses incurred in prior years. An additional factor was a one-time fee associated with a 2005 change in plan administration.

Newsprint, ink and supplements expense increased $21.2 million, or 5.4% in 2005 compared with 2004, due to an increase in the average price per ton of newsprint and the acquisition of Boise, Olympia and Bellingham ($3.7 million). On a pro forma basis, newsprint, ink and supplements increased $18.4 million, or 4.6%, due to a 9.9% increase in the average price per ton of newsprint and a 13.5 % increase in supplements expense, partially offset by a 5.4% decrease in tons consumed and a 10.0% decrease in ink expense.

Other operating costs increased $43.6 million, or 6.1%, in 2005 compared with 2004, mainly due to increases in general and administrative costs, up $27.0 million, or 10.2%, production costs, up $8.9 million, or 7.1%, circulation costs, up $2.0 million, or 0.6%, and the acquisition of Boise, Olympia and Bellingham ($5.7 million or 0.8%). The increase in general and administrative costs was primarily due to advertising, marketing and promotion expense, real estate taxes, outside service expense, auto allowance and mileage and outside printing expense. Included in general and administrative costs were $4.7 million for fees associated with the evaluation of strategic alternatives and $1.8 million for additional expenses related to the bankruptcy of Austin Co., the general contractor responsible for the now nearly completed printing plant in Kansas City. These increases were partially offset by reductions in telephone and communication expense and legal fees. The increase in production expenses was primarily due to online cost of goods sold, rent and utilities. The increase in circulation expense was primarily due to fuel expense, postage and freight. The increases in circulation expense were partially offset by decreases in circulation promotion expense. On a pro forma basis, other operating costs increased $37.2 million, or 5.1%.

Depreciation and amortization decreased $1.7 million, or 1.7%, in 2005 from 2004 due to a lower level of capital spending, excluding the Kansas City plant construction costs, partially offset by the acquisition of Boise, Olympia and Bellingham. Construction costs for the portion of the Kansas City plant not placed into service are accounted as construction in progress. Portions of the plant were placed into service in 2005 and the remaining portions of the plant will be placed in service in 2006. On a pro forma basis, depreciation and amortization decreased $2.7 million, or 2.7%.

During 2006, we expect health care costs to be up and we anticipate an increase in pension costs due to a lower discount rate. FTEs should be flat. During 2006, we expect the price of newsprint to rise in the low double digits, but we expect the newsprint, ink and supplements line will increase only in the high single digits due to decreases in consumption and lower increases in ink and supplements.

Consolidated Results of Operations: For the fiscal years ended December 26, 2004 and December 28, 2003:

Retail revenue increased $12.0 million, or 1.1%, from 2003 due an 8.2% increase in part-run retail revenue, a 0.9% increase in preprint revenue and a 31.7% increase in online revenue, partially offset by a 2.1% decrease in full-run linage. Alternate distribution revenue, up 12.6%, and specialized publication revenue, up 6.3%, also contributed to the increase in retail revenue. Contra Costa, Charlotte, Kansas City, Philadelphia and Fort Worth were responsible for most of the increase, up 5.5%, 4.4%, 2.9%, 1.7% and 1.1%, respectively.

National revenue increased $11.2 million, or 3.0%, from 2003 due primarily to Akron, Charlotte, St. Paul, Fort Worth and Miami, up 6.7%, 6.5%, 5.4%, 5.2% and 3.9%, respectively. An 18.7% increase in preprint revenue and a 24.5% increase in part-run revenue drove the increase in national revenue from 2003. Increased revenue from the telecommunication, travel, health, automotive, entertainment and financial industries was the main component of the increase from 2003. Online national revenue, up $2.3 million, or 31.8%, also contributed to the increase.

Classified revenue increased $45.4 million, or 5.6%, from 2003 primarily due to a $27.5 million, or 50.0%, increase in classified online revenue, an $11.7 million, or 1.8%, increase in full-run revenue, a $3.4 million, or 5.1%, increase in part-run revenue and a $2.9 million, or 16.5%, increase in specialized publication revenue. Classified employment, up 12.5%, and classified real estate, up 11.0%, were somewhat offset by a 1.7% decrease in classified auto. St. Paul, Philadelphia, Miami, Contra Costa and Akron were responsible for most of the increase in classified real-estate, up 33.2%, 26.7%, 20.4%, 14.9%, and 13.0% respectively. Contra Costa, St. Paul, San Jose, Miami, Fort Worth and Charlotte were responsible for most of the increase in classified employment, up 23.1%, 20.8%, 18.1%, 13.5%, 13.4% and 11.7% respectively.

Circulation revenue declined 2.8% from 2003 largely due to a 1.9% reduction in the average subscription rate resulting from increased discounts. Total average daily circulation copies decreased 1.1% mostly due to decreases in San Jose and Philadelphia, down 4.6% and 2.2% respectively. Total average Sunday circulation copies decreased 0.8%, mostly due to decreases in San Jose and Philadelphia, down 5.5% and 0.7%, respectively.

Other revenue increased 9.1% from 2003 largely due to increases in augmentation revenue, alternate distribution revenue, commercial printing revenue and newsprint waste sales.

Labor and employee benefits increased 2.6% in 2004 compared with 2003. Labor costs increased 2.8%, due to a 2.7% increase in the average wage rate per employee and a 17.7% increase in bonus and incentive expense, partially offset by a 1.4% reduction in FTEs and an 11.8% decrease in commission expense. Employee benefits increased 2.0% due to a 29.4% increase in pension expense that was partially offset by a 9.9% decrease in health insurance expense. The increase in pension cost was due to a lower discount rate and a decline in the market value of pension assets.

Newsprint, ink and supplements increased 3.4% in 2004 from 2003 due to a 5.1% increase in the average cost per ton of newsprint while total tons consumed decreased by 1.0%. The increase was also due to a 2.6% increase in supplements.

Other operating expenses increased 2.6% in 2004 from 2003. Circulation costs increased 1.7% due to an increase in distribution and transportation expense and circulation trade-out promotion expense. Production costs increased by 5.8% due to an increase in online cost of goods sold, software maintenance expense and facility repair and maintenance. General and administrative expenses increased by 2.1% due to an increase in relocation expense, advertising trade out promotion, professional fees expense and outside service expense. These increases were offset by decreases in marketing and promotion expense, bad debt expense and telephone and communication expense.

Depreciation and amortization decreased 10.3% in 2004 from 2003 due to lower levels of capital spending in recent years and due to write-off of assets in 2003.

Other Non-Operating Items

Net interest expense increased $40.9 million, or 82.4%, in 2005 compared with 2004. The increase was due primarily to higher weighted-average interest rates and an increase in the average debt balance in 2005 compared to 2004. Capitalized interest expense, which reduced net interest expense for 2005, increased by $2.1 million in 2005 over 2004 due to the construction of our new Kansas City production plant. Interest expense decreased $16.2 million, or 22.9%, in 2004 compared with 2003 due primarily to lower weighted-average interest rates.

For the year ended December 25, 2005, losses from equity investments decreased to $11.0 million from $23.9 million in 2004. We recorded $8.5 million in the fourth quarter of 2005 for a gain on the sale of land at the Seattle Times Company. Excluding this gain, the improved results in 2005 were attributable to a decrease in losses from CareerBuilder and an increase in earnings from the Seattle Times Company and our newsprint mill investments. We expect further improvement in 2006 as the price per ton of newsprint is projected to increase, benefiting our newsprint mill investees.

For the year ended 2004, losses from equity investments decreased slightly to $23.9 million from $24.1 million in 2003. Income from newsprint mill investment, due to the increase in newsprint prices, was offset by increased losses from our investment in the Seattle Times and CareerBuilder.

Our weighted-average cost of debt, including the benefit of interest rate swaps, was 5.7% for fiscal year 2005 compared to 4.3% at the end of fiscal 2004. Our debt balance increased by $621 million in 2005 to $2.126 billion from $1.505 billion in 2004.

Our effective tax rate from continuing operations was 33.6% in 2005 compared to 34.6% in 2004. Our effective tax rate has been lower since 2003 due to the favorable resolution of tax matters from prior years. We anticipate our effective tax rate to be in the 37% to 38% range in 2006.

Our shares outstanding decreased in 2005, the result of our allocation of free cash flow to share repurchases.

Our businesses continue to provide sufficient cash for our operations and capital expenditures. We intend to use future cash flow for the payment of dividends and repurchase of shares, as well as strategic acquisitions, subject to the outcome of the company’s exploration of strategic alternatives.

Discontinued Operations

In the third quarter of 2005, we recognized a $207.9 million gain on the sale of our Detroit and Tallahassee operations, net of income taxes of $127.4 million. Additionally, we reclassified income from these discontinued operations of $8.5 million, $27.6 million and $21.9 million, net of income taxes of $5.9 million, $17.3 million and $16.3 million, for fiscal 2005, 2004 and 2003, respectively. The transactions associated with these discontinued operations were completed in the third quarter of 2005.

Acquisitions and Dispositions

During 2005, the allocation of the purchase price for our acquisitions was (in thousands):

	Boise, Olympia and Bellingham Newspapers	All Other Acquisitions	Total
Property, plant and equipment, net	$49,239	$(317)	$48,922
Other net tangible assets	5,281	3,932	9,213
Investment In TKG Internet Holding	—	16,000	16,000
Goodwill	132,219	41,051	173,270
Mastheads	169,800	7,382	177,182
Other Intangible Assets	43,461	2,367	45,828

Total Net Assets Acquired	$400,000	$70,415	$470,415

In February 2005, we acquired the assets of Priceless, LLC, a group of five daily free-distribution newspapers with a combined daily circulation of more than 55,000, located in the Peninsula south of San Francisco, CA. The five newspapers are the Palo Alto Daily News, San Mateo Daily News, Redwood City Daily News, Burlingame Daily News and Los Gatos Daily News. In May 2005, we launched a sixth new daily free-distribution newspaper, under the masthead The East Bay Daily News, to serve the region immediately east of San Francisco.

In March 2005, Knight Ridder, Gannett and Tribune each acquired a one-third ownership interest in TKG Internet Holdings. TKG Internet Holdings owns a 75% interest in Topix. Topix aggregates and categorizes online news. We believe that Topix technology will allow us to improve and extend our online editorial and ad sales activities.

On August 3, 2005, we sold our interests in both DFP newspaper and our interest in the DNA in a series of transactions with Gannett and MediaNews Group. The aggregate consideration received was approximately $262 million, plus approximately $25 million in balance sheet adjustments, subject to additional adjustment based on the final balance sheets of the DNA and DFP.

On August 29, 2005, we announced the closing of an asset exchange transaction in which we acquired from Gannett assets of The Idaho Statesman (Boise, ID), The Olympian (Olympia, WA), and The Bellingham Herald (Bellingham, WA) in exchange for The Tallahassee Democrat and approximately $238 million in cash. The exchange provided geographic diversification in growth markets. Accordingly, the results of operations for Detroit and Tallahassee have been reclassified as discontinued operations for all periods presented. The results of operations for the acquired newspapers are included from August 29, 2005.

Continuing our expansion into free-distribution newspapers, we acquired Silicon Valley Community Newspapers in October 2005. Silicon Valley Community Newspapers with a combined circulation of 157,000 copies publishes eight weekly free-distribution newspapers, the San Jose City Times, a legal newspaper, and a glossy publication called Image in the South Bay area surrounding San Jose, CA. In 2005, we continued to acquire weeklies and targeted publications in our markets including: Miami New Homes Map Guide in South Florida; Keller Citizen, Colleyville Courier and DFW Job/Auto Connection in the Dallas-Ft. Worth area; Carolina Bride in Charlotte; Jobs & Careers in the San Francisco Bay Area; and Employment News in the Twin Cities of St. Paul and Minneapolis.

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

In May 2004, Knight Ridder, Gannett and Tribune each acquired a one-third interest in ShopLocal LLC (formerly CrossMedia Services, Inc.) a provider of Web-based marketing solutions for national and local retailers. In May 2004, we also acquired the assets of four community newspapers and three shopper publications previously owned by Superior Publishing Corporation. The acquired newspapers include the (Duluth, MN) Budgeteer News, The (Cloquet, MN) Pine Journal, The Daily Telegram in Superior, WI, and the Lake County News-Chronicle in Two Harbors, MN. The purchase also included the Manney’s Shopper zones in Superior, Cloquet and Two Harbors.

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

In May 2003, we amended our agreement with the Journal Gazette Company to extend the joint operating agreement in Fort Wayne, IN, to the year 2050. Under the amended terms, we increased our partnership interest from 55% to 75%. The joint operating agreement governs the partnership and operation of Fort Wayne Newspapers, the agency that handles advertising sales, printing, distribution and administration of the two daily newspapers. The transaction resulted in a $42 million increase in our goodwill balance on the Consolidated Balance Sheet.

Liquidity and Capital Resources

Cash and equivalents were $24.7 million at December 25, 2005, compared with $24.5 million at December 26, 2004. During 2005, cash flows from operating activities, proceeds from the sale of Detroit operations and proceeds from the issuance commercial paper and long-term debt were used to fund treasury stock purchases of $644.6 million, acquire and invest in businesses of $308.6 million, pay dividends of $103.6 million, and purchase $96.1 million in property, plant and equipment. During 2004, cash flows from operating activities were used to fund treasury stock purchases of $305.2 million, pay dividends of $103.6 million and purchase $117.3 million in property, plant and equipment.

Cash provided from operating activities was $188.2 million in 2005 compared to $448.7 million in 2004, a decline of $260.5 million. Net income in 2005 was up $145.2 million from 2004 entirely as a result of the gains on the sales of the discontinued Detroit and Tallahassee operations. Income from continuing operations, however, was down $43.7 million to $255.0 million in 2005 from $298.7 million. Under the FASB’s SFAS No. 95, Statement of Cash Flows, the cash received from the sale of Detroit is included in investing activities. However, the income taxes paid of $70 million on the gain is included in determining, and therefore reduces, net cash provided from operating activities. Other factors that contributed to the decline in net cash provided from operating activities were reductions for certain assets and liabilities, especially accounts payable and other income taxes payable, due to the timing of payments. Cash provided by operating activities was $448.7 million in 2004, compared with $431.1 million in 2003. The increase was due to lower cash contributions in excess of pension and other retirement benefit plan expenses, lower change in accounts receivable and an increase in net income.

During 2005, net cash required for investing activities was $115.9 million and was primarily for the acquisition of the Boise, Olympia and Bellingham newspapers totaling $238.2 million, acquisitions and investments in other businesses totaling $70.4 million and the purchase of property, plant and equipment totaling $96.1 million. Proceeds from the sale of the operations in Detroit totaling, $286.6 million partially reduced cash required for other investing activities. During 2004, cash required for investing activities was for the purchase of $117.3 million of property, plant and equipment, and $43.7 million for the acquisition, and additional investment in, businesses.

During 2005, cash required for financing activities was primarily used for the purchase of $644.6 million of treasury stock and the payment of $103.6 million in dividends. Proceeds from financing activities were from the issuance of long-term debt of $295.3 million (net of a $100 million repayment of term debt), an increase in commercial paper outstanding of $324.9 million and proceeds from stock options exercises and employee stock purchases of $56.0 million. During 2004, cash required for financing activities was primarily used for the purchase of $305.2 million of treasury stock and payment of $103.6 million in dividends. Proceeds received from financing activities were from the issuance of term debt of $197.9 million and $78.8 million from stock options exercises and employee stock purchases.

At December 25, 2005, working capital was $114.3 million, compared with $70.0 million at December 26, 2004. The increase in working capital from 2004 was mostly due to an increase in net accounts receivable of $20.3 million, a decrease in accounts payable of $30.7 million and a decrease in income tax payable of $23.2 million. At December 26, 2004, working capital was $70.0 million, compared with $71.0 million at December 28, 2003. Increases in net accounts receivable of $10.0 million, and other current assets of $13.0 million (due primarily to the recording of the land held for sale in Miami, FL) and a decrease in the current portion of long-term debt of $20.0 million, were essentially off set by increases in current liabilities (excluding the current portion of long-term debt) of $48.4 million.

We invest excess cash in short-term investments, depending on projected cash needs from operations, capital expenditures and other business purposes. We supplement our internally generated cash flow with a combination of short- and long-term borrowings. Average outstanding commercial paper during the year was $383.3 million, with an average effective interest rate of 3.6%. At December 2005, our $1 billion revolving credit agreement, which supports the commercial paper and our letters of credit outstanding, had remaining availability of $464.4 million. The revolving credit facility matures in 2009.

In 2004, we entered into certain interest rate swap agreements. We entered into these agreements to manage interest rate exposure by achieving a desired proportion of fixed-rate versus variable-rate debt. Existing swap agreements expire at various dates in 2007, 2009 and 2011 and effectively convert an aggregate principal amount of $600 million of fixed-rate long-term debt into variable-rate borrowings. The variable interest rates are based on the three- or six-month LIBOR plus a rate spread. As of December 25, 2005, the weighted-average variable interest rates under these agreements were 5.9% versus the fixed rates of 7.8%. The fair value of the swap agreements at December 25, 2005 and December 26, 2004, totaled $8.9 million and $34.2 million, respectively, recorded on the consolidated balance sheet as other noncurrent assets, with the offsetting adjustment to the carrying value of the long-term debt. We do not trade or engage in hedging for speculative or trading purposes, and hedging activities are transacted only with highly rated financial institutions, reducing the exposure to credit risk.

In 2004, we issued $200 million in 10-year fixed-rate senior notes, and in 2005, we issued $400 million in 12-year fixed-rate senior notes, which we used to pay down our outstanding commercial paper. The proceeds from these commercial paper borrowings were used for general corporate purposes. At December 25, 2005, our percentage of variable-rate borrowings stood at approximately 53%.

In June and August 2005, we entered into two interest rate derivative transactions (Treasury locks) with a notional amount of $200 million each. The objective of the hedge was to eliminate the variability of future cash flows from market interest rates in connection with our $400 million debt offering. On August 16, 2005, concurrent with issuing the debt, we settled the Treasury locks and received net proceeds of $2.1 million, which will be amortized using the effective interest rate method over the life of the debt.

At December 25, 2005 and December 26, 2004, our short- and long-term debt was rated by the three major credit-rating agencies listed below.

	Short-Term Debt	Long-Term Debt
Moody’s – 2004	P1	A2
– 2005	P2	Baa1
Standard & Poor’s – 2004	A-1	A
– 2005	A2	BBB+
Fitch – 2004	F1	A
– 2005	F2	BBB

We have a $1 billion revolving credit facility and term loan agreement, which support our commercial paper. We also have $200 million in extendable commercial notes. Our future ability to borrow funds and the interest rates on those funds could be adversely impacted by a decline in our debt ratings and by negative conditions in the debt capital markets.

During 2005, we repurchased 10.4 million common shares at a total cost of $644.6 million and an average cost of $61.82 per share. In July 2005, the Board of Directors authorized the repurchase of up to 10 million shares of our common stock. This authorization was in addition to the previous authorization in July 2004 to repurchase up to 6 million shares of our common stock. In August, we entered into an accelerated stock buyback arrangement for the repurchase of 5.0 million shares and announced our intent to repurchase an additional 5 million shares over the next six to nine months. Since the announcement of the company’s exploration of strategic alternatives, no shares have been repurchased on the open market. At year end, the remaining authorization for repurchase was approximately 4.5 million shares.

Our operations have historically generated strong positive cash flow that along with our commercial paper program, revolving credit lines and our ability to issue public debt, have provided adequate liquidity to meet short- and long-term cash requirements, including requirements for working capital and capital expenditures. Future cash flow and liquidity requirements will be dependant on the outcome of the company’s exploration of strategic alternatives.

The following table summarizes our contractual obligations and other commercial commitments as of December 25, 2005 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$2,768,471	$107,775	$307,807	$368,058	$1,984,831
Commercial Paper (a)	603,069	19,281	38,562	545,226	—
Operating leases	92,415	22,918	32,750	15,994	20,753
Purchase obligations (b)	411,840	68,640	137,280	137,280	68,640

Total contractual obligations	$3,875,795	$218,614	$516,399	$1,066,558	$2,074,224

	Payments Due By Period
Other Commercial Commitments	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Standby letters of credit (c)	$56,500	$56,500	$—	$—	$—
Guarantees	—	—	—	—	—
Capital lease obligations	—	—	—	—	—

Total commercial commitments	$56,500	$56,500	$—	$—	$—

(a)	Commercial paper is supported by a $1 billion revolving credit facility, which matures in July 2009. Debt covenants of the facility require us to maintain certain debt-to-cash flow ratio. Other provisions place restrictions on liens and prohibit cross-default.
(b)	Purchase obligations include ongoing purchase commitments with SP Newsprint and Ponderay, our two newsprint mill partnership investments. These future commitments, which are tied to our partnership agreement and have no termination date, are for the purchase of a minimum of 86,000 metric tons and 28,400 metric tons of newsprint annually with SP Newsprint and Ponderay, respectively. In 2005 and 2004, we paid SP Newsprint $50.7 million and $60.4 million, respectively, and paid Ponderay $16.7 million and $15.7 million, respectively.
(c)	In connection with our insurance program, letters of credit are required to support certain projected workers’ compensation obligations.

Our capital-spending program includes normal replacements, productivity improvements, capacity increases, building construction and expansion and purchase of printing press equipment. Over the past three years, capital expenditures have totaled $286.5 million for additions and improvements to properties.

Additions to property, plant and equipment amounted to $96.1 million in 2005. This was a $21.2 million decrease from the $117.3 million we spent in 2004. Expenditures in 2005 included $38.1 million for a new production plant in Kansas City scheduled for completion in 2006, $5.8 million for production equipment replacement in Philadelphia, $5.5 million for the press replacement in Fort Worth and $3.6 million for a press control and inker in San Jose. In 2006, we expect approximately $70.6 million in capital expenditures, primarily for the new plant in Kansas City and a press replacement in Fort Wayne.

Off-Balance Sheet Arrangements

We are a one-third partner of SP Newsprint Co. In November 2002, SP Newsprint amended and restated its credit agreement with certain lenders. The agreement stipulated that if SP Newsprint’s consolidated liquidity fell below $5 million, it would be in default of the agreement. We and the other partners would each be required to make an equity contribution limited to approximately $6.7 million. As of December 2004, we contributed equity of $2 million in connection with this agreement. As of September 25, 2005, we are no longer required to make any equity contributions as this requirement was terminated as a result of SP Newsprint meeting certain conditions of its credit agreement.

Recent Pronouncements

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

In January 2003, the FASB issued FIN No. 46 – “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued Interpretation No. 46 (revised December 2003) (FIN 46R), which replaces FIN 46. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” defines what these variable interest entities are and provides guidelines on identifying them and assessing an enterprise’s interests in a variable interest entity to decide whether to consolidate that entity. Generally, application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 or FIN 46R did not have a material impact on our results of operations or financial condition.

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

In May 2004, the FASB issued FASB Staff Position (FSP) 106-2 — “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act.” which provides guidance on how companies should account for the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) on its postretirement health care plans. To encourage employers to retain or provide postretirement drug benefits, beginning in 2006 the federal government will provide nontaxable subsidy payments to employers that sponsor prescription drug benefits to retirees that are “actuarially equivalent” to the Medicare benefit. We expect that our prescription drug plan will qualify for the government subsidy. Effective July 1, 2004, Knight Ridder prospectively adopted FSP 106-2. Adoption of FSP 106-2 reduced the accumulated postretirement benefit obligation by approximately $9.2 million and resulted in an unrecognized actuarial gain of a similar amount. The unrecognized actuarial gain will be amortized over the estimated expected service life of the participants. Adoption resulted in a $600,000 reduction in postretirement benefits cost for the six months ended December 26, 2004 and a $1.3 million reduction in postretirement benefit cost for 2005.

In November 2004, the FASB issued SFAS No. 151 — “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” The statement requires that idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as a current-period charge to earnings. Previous guidance mandated that these costs be charged to earnings on a current basis only under certain circumstances. The statement is effective for annual periods beginning after June 15, 2005. We do not expect the adoption of SFAS 151 to have a material impact on our financial statements

In December 2004, the FASB issued SFAS No. 153 — “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” The statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is effective for fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have a material impact on our financial statements.

In March 2005, the FASB issued FIN No. 47 — “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability for the conditional asset retirement obligation should be recognized when incurred. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal periods beginning after December 15, 2005. We do not expect the adoption of FIN 47 to have a material impact on our financial statements.

In June 2005, the Emerging Issues Task Force (EITF) issued No. 05-06 – “Determining the Amortization Period for Leasehold Improvements” (EITF 05-6). The pronouncement requires that leasehold improvements acquired in a business combination or purchase, subsequent to the inception of the lease, be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. This pronouncement should be applied prospectively effective beginning on January 1, 2006. We do not expect the adoption of EITF 05-6 will have a material impact on our financial statements.

In June 2005, the FASB issued SFAS No. 154 — “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 – “Accounting Changes,” and FASB No. 3 – “Reporting Accounting Changes in Interim Financial Statements.” The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. It is effective for accounting changes and corrections of errors made in fiscal years beginning after

December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Borrowings. By balancing the mix of variable- versus fixed-rate borrowings, we manage the interest-rate risk of our debt. “Note 3. Debt” includes information related to the contractual interest rates and fair value of the individual borrowings. At various times, we have entered into interest rate swap agreements to manage interest rate exposure in order to achieve a desired proportion of variable-rate versus fixed-rate debt. The fair value of the swaps at December 25, 2005 and December 26, 2004 was $8.9 million and $34.2 million, respectively. As of the end of fiscal 2005, approximately 53% of our borrowings were variable-rate. We do not trade or engage in hedging for speculative purposes and hedging activities are transacted only with highly rated financial institutions, reducing the exposure to credit risk.

A hypothetical 50 basis point increase in LIBOR would increase interest expense associated with variable-rate borrowings by approximately $5.2 million and $5.7 million in 2005 and 2006, respectively. The fair value of our fixed-rate debt and interest rate swaps is sensitive to changes in interest rates. A hypothetical 50 basis points increase in interest rates would decrease the fair value of the fixed-rate debt and interest rate swaps by $35.9 million in 2006. This change in fair value of debt obligations excludes commercial paper and other short-term variable-rate borrowings, as changes in interest rates would not significantly affect the fair market value of these instruments.

Newsprint. We consumed approximately 600,000 metric tons of newsprint in 2005. This represented 13.2% of our 2005 total operating expenses. Under Item 1. “Newsprint,” we have included information on our suppliers and newsprint purchases. We have also in the past entered into newsprint hedges to take advantage of market conditions and further manage the risk of price increases. As of the end of fiscal 2005, we do not have any outstanding newsprint hedges. A hypothetical 10% increase in newsprint costs would increase newsprint expense by approximately $33 million.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of our auditors, Ernst & Young, LLP, dated March 1, 2006, the Selected Quarterly Financial Data (unaudited) and Schedule II – Valuation and Qualifying Accounts are set forth in Item 15 of this Form 10-K.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the operations of The Idaho Statesman, The Olympian, and The Bellingham Herald acquired from Gannett Co., Inc. on August 29, 2005, which are included in our fiscal 2005 consolidated financial statements and which, in the aggregate, consisted of $430.2 million and $422.6 million of total assets and net assets, respectively, as of December 25, 2005 and which, in the aggregate, represented $36.0 million and $12.7 million of operating revenues and net income, respectively, for the year then ended. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 25, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 25, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Knight-Ridder, Inc. maintained effective internal control over financial reporting as of December 25, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Knight-Ridder, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the operations of The Idaho Statesman, The Olympian, and The Bellingham Herald acquired from Gannett Co., Inc. on August 29, 2005 (the “Acquired Gannett Operations”), which are included in the fiscal 2005 consolidated financial statements of Knight-Ridder, Inc. and which, in the aggregate, consisted of $430.2 million and $422.6 million of total assets and net assets, respectively, as of December 25, 2005 and which, in the aggregate, represented $36.0 million and $12.7 million of operating revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the Acquired Gannett Operations.

In our opinion, management’s assessment that Knight-Ridder, Inc. maintained effective internal control over financial reporting as of December 25, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Knight-Ridder, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 25, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of Knight-Ridder, Inc. and our report dated March 1, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

March 1, 2006

PART III

Item 10. Directors and Executive Officers of the Registrant

We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This code of ethics is available free of charge and is posted on our Web site, www.kri.com, on the “Corporate Governance” page, under the Investing section. Any amendments to, or waivers of, this code of ethics will be disclosed on our Web site promptly following the date of such amendment or waiver.

The following table includes certain information regarding the Company’s executive officers. Each holds the offices indicated until his or her successor is chosen and qualified at the regular meeting of the Board of Directors to be held immediately following the 2006 Annual Meeting of Shareholders. Unless otherwise indicated, the age of each executive officer listed below is as of February 1, 2006.

Name	Age	Recent Positions Held as of February 11, 2006
Marshall Anstandig	57	Mr. Anstandig joined us in 1998 as Vice President/Senior Labor and Employment Counsel. He previously served as a partner in the law firm of Brown & Bain, P.A. from 1996 to 1998.

Art Brisbane	55	Mr. Brisbane has served as our Senior Vice President since January 2005. He previously served as Publisher of The Kansas City Star from 1997 to 2004 and Editor from 1992 to 1997.

Mary Jean Connors	53	Ms. Connors has served as our Senior Vice President since 2003. She previously served as Senior Vice President/Human Resources from 1996 to 2003. Before that, she was Vice President/Human Resources from 1989 to 1996.

Arden Dickey	52	Mr. Dickey has served as our Vice President/Circulation and Regional Call Centers since 2002. He previously served as Assistant Vice President/Circulation and Regional Call Centers from 2000 to 2002 and Vice President/Circulation of The Miami Herald/El Nuevo Herald from 1992 to 2000.

Gary R. Effren	49	Mr. Effren has served as our Vice President/Finance since January 2005. Previously, Mr. Effren served as Senior Vice President/Finance and Chief Financial Officer from 2001 to 2004, and Vice President/Controller from 1995 to 2001.

Paula Lynn Ellis	51	Ms. Ellis joined us in December 2004 as Vice President/Operations. She previously served as Publisher of The (Myrtle Beach, S.C.) Sun News from 1997 to 2004.

Carole Leigh Hutton	49	Ms. Hutton joined us in September 2005 as Vice President/News. She previously served as Publisher and Editor of the Detroit Free Press from 2004 to 2005; as Executive Editor from 2002 to 2003; and as Managing Editor from 1996 to 2002.

Polk Laffoon IV	60	Mr. Laffoon has served as our Vice President/Corporate Relations since 1994 and Corporate Secretary since 1999.

Tally C. Liu	55	Mr. Liu became our Vice President/Internal Audit in 2002. He previously served as Senior Vice President/Finance and Operations of Knight Ridder Digital, the Company’s Internet operation, from 2000 to 2002 and Vice President/Finance of the Company from 1990 to 2000.

Sharon Mandell	42	Ms. Mandell joined us as Vice President/Technology in 2004. She previously served as Chief Technology Officer of Knight Ridder Digital from 2002 to 2004, Vice President of Technology of Tribune Publishing from 2001 to 2002 and Vice President and Chief Technology Officer of Tribune Interactive from 1999 to 2001.

Larry D. Marbert	52	Mr. Marbert has served as our Vice President/Production and Facilities since 1998.

John McKeon	49	Mr. McKeon joined us in October 2005 as Vice President/Marketing. He previously served as Executive Vice President and General Manager for Newsday from 2004 to 2005; Senior Vice President/General Manager of Sun Sentinel Company from 2002 to 2004; and as Senior Vice President/Advertising, Los Angeles Times from 1998 to 2001.

Larry Olmstead	48	Mr. Olmstead has served as our Vice President/Staff Development and Diversity since 2002. He previously served as Assistant Vice President/News of Knight Ridder from 2001 to 2002 and Managing Editor of The Miami Herald from 1996 to 2001.

P. Anthony Ridder	65	Mr. Ridder has been Chairman of the Management Committee and Chairman and CEO of Knight Ridder since 1995. He served as President from 1989 to 1995 and president of the Newspaper Division from 1986 to 1995. He was Publisher of the San Jose Mercury News from 1977 to 1986.

Steven B. Rossi	56	Mr. Rossi has served as our Senior Vice President and Chief Financial Officer since January 2005. He previously served as President/Newspaper Division from 2001 to 2004, Senior Vice President/Operations from 1998 to 2001 and Executive Vice President and General Manager of Philadelphia Newspapers from 1992 to 1998.

Hilary Schneider	44	Ms. Schneider has served as our Senior Vice President since January 2005. She previously served as Vice President of Knight Ridder and President and Chief Executive Officer of Knight Ridder Digital, the Company’s Internet operations, since 2002. Served as Chief Executive Officer of Red Herring Communications from 2000 to 2002, President and Chief Executive Officer of Times Mirror Interactive from 1999 to 2000 and General Manager of The Baltimore Sun Company from 1998 to 1999.

Karen Stevenson	55	Ms. Stevenson has been Chief Legal Officer/Assistant to the Chairman and CEO since February 2006. She previously was Executive Director of Legal Aid of Napa Valley from 2005 to 2006 and a member of the board of East Bay Community Foundation since 2001. She served as our Vice President/General Counsel from 1998 to November 2000.

Byron Traynor	48	Mr. Traynor has served as our Vice President/Shared Services since 2002. He was previously a partner at Andersen Business Consulting from 1996 to 2002.

Alice Wang	36	Ms. Wang has served as our Vice President/Corporate Development and Treasurer since January 2005. She served as Vice President/Corporate Development from 2003 to 2005. She was previously employed by Credit Suisse First Boston Corporation as Director/ Media and Telecommunications Group in 2002 and Vice President from 1999 to 2001.

Gordon Yamate	50	Mr. Yamate has served as our Vice President and General Counsel since 2000. He previously served as Vice President, General Counsel and Corporate Secretary of Liberate Technologies from 1999 to 2000 and a partner in the law firm of McCutchen, Doyle, Brown & Enersen from 1988 to 1999.

The balance of the information required by this section is incorporated by reference from the Proxy Statement for the 2006 Annual Meeting of Shareholders under the captions “Item 1: Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required by this item is incorporated by reference from our Proxy Statement for the 2006 Annual Meeting of Shareholders under the captions “Director Compensation,” and “Executive Compensation,” but only up to and including the section entitled “Performance of Knight Ridder Stock.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

On November 14, 2005, we announced the Board of Directors’ decision to explore strategic alternatives to enhance shareholder value, including a possible sale of the company. We are working with Goldman, Sachs & Co., our long-time advisor, and Morgan Stanley in this process. There can be no assurance that the exploration of strategic alternatives will result in any transaction. The Board of Directors also amended our bylaws to provide that shareholders may submit proposals for consideration, and/or nominations for directors at our 2006 Annual Meeting of Shareholders no earlier than 60 days nor later than 45 days prior to the date of the meeting. At a meeting on January 29, 2006, the Board decided to postpone the 2006 Annual Meeting of Shareholders from the date previously scheduled, April 18, 2006, until a future date yet to be determined.

The information set forth under the captions “Principal Holders of the Company’s Stock” and “Stock Ownership of Directors and Officers” under the heading “Information About Knight Ridder Stock Ownership” included in our Proxy Statement for our 2006 Annual Meeting of Shareholders is incorporated herein by reference.

Equity Compensation Plan Information

The section entitled “Equity Compensation Plan Information” in the Proxy Statement for our 2006 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The sections entitled “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” in the Proxy Statement for our 2006 Annual Meeting of Shareholders are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the Proxy Statement for our 2006 Annual Meeting of Shareholders under the captions “Fees and Services of Ernst & Young” and “Audit Committee Pre-approval Policy.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	The following consolidated financial statements of Knight-Ridder, Inc. and its subsidiaries are filed as part of this Form 10-K:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheet as of December 25, 2005 and December 26, 2004

(iii)	Consolidated Statement of Income for the fiscal years ended December 25, 2005, December 26, 2004 and December 28, 2003

(iv)	Consolidated Statement of Cash Flows for the fiscal years ended December 25, 2005, December 26, 2004 and December 28, 2003

(v)	Consolidated Statement of Shareholders’ Equity for the fiscal years ended December 25, 2005, December 26, 2004 and December 28, 2003

(vi)	Notes to Consolidated Financial Statements

(a)(2)	Financial statement schedule required to be filed by Item 8 of this Form, and by Item 15(d) is shown below:

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Knight-Ridder, Inc.

We have audited the accompanying consolidated balance sheets of Knight-Ridder, Inc. as of December 25, 2005 and December 26, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 25, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(d). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knight-Ridder, Inc. at December 25, 2005 and December 26, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 25, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Knight-Ridder, Inc.’s internal control over financial reporting as of December 25, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

March 1, 2006

Knight Ridder

Consolidated Balance Sheet

(In thousands, except share data)

	Dec. 25, 2005	Dec. 26, 2004
ASSETS
Current Assets
Cash	$24,748	$24,483
Accounts receivable, net of allowances of $23,716 in 2005 and $23,987 in 2004	430,605	410,303
Inventories	52,455	48,027
Prepaid expenses	24,848	34,662
Deferred income taxes	16,925	16,116
Other current assets	13,718	16,204

Total Current Assets	563,299	549,795

Investments and Other Assets
Equity in unconsolidated companies and joint ventures	353,514	343,471
Pension asset	106,367	160,006
Fair value of interest rate swap agreements	8,896	34,224
Other	52,892	56,114

Total Investments and Other Assets	521,669	593,815

Property, Plant and Equipment
Land and improvements	87,549	79,261
Buildings and leasehold improvements	511,386	493,256
Equipment	1,312,081	1,281,463
Construction and equipment installations in progress	210,484	173,295

	2,121,500	2,027,275
Less accumulated depreciation and amortization	(1,120,557)	(1,080,129)

Property, Plant and Equipment, net	1,000,943	947,146

Goodwill and Other Identified Intangible Assets
Goodwill	1,970,245	1,799,061
Newspaper mastheads	465,478	288,296
Other, net of accumulated amortization of $65,725 in 2005 and $56,703 in 2004	82,321	51,248

Total Goodwill and Other Identified Intangible Assets, net	2,518,044	2,138,605

Total Assets	$4,603,955	$4,229,361

See Notes to Consolidated Financial Statements.

Knight Ridder

Consolidated Balance Sheet

(In thousands, except share data)

	Dec. 25, 2005	Dec. 26, 2004
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$133,619	$164,359
Accrued expenses and other liabilities	119,330	104,662
Accrued compensation and withholdings	99,946	95,090
Deferred circulation revenue	88,393	84,826
Income taxes payable	7,667	30,869

Total Current Liabilities	448,955	479,806

Noncurrent Liabilities
Long-term debt	2,126,125	1,504,990
Fair value of interest rate swap agreements	8,896	34,224
Employment benefits	378,464	269,026
Deferred income taxes	250,413	267,477
Postretirement benefits other than pensions	104,653	113,119
Other noncurrent liabilities	101,883	111,988

Total Noncurrent Liabilities	2,970,434	2,300,824

Minority Interest in Consolidated Subsidiaries	680	1,575

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock, $0.02 1/12 par value; shares authorized – 250,000,000; shares issued – 66,951,246 in 2005 and 76,276,421 in 2004	1,395	1,589
Additional capital	1,002,402	1,093,486
Retained earnings	365,768	489,254
Accumulated other comprehensive loss	(184,892)	(136,060)
Treasury stock, at cost, 14,052 shares in 2005 and 19,902 shares in 2004	(787)	(1,113)

Total Shareholders’ Equity	1,183,886	1,447,156

Total Liabilities and Shareholders’ Equity	$4,603,955	$4,229,361

See Notes to Consolidated Financial Statements.

Knight Ridder

Consolidated Statement of Income

(In thousands, except per share data)

	For the fiscal years ended
	Dec. 25, 2005	Dec. 26, 2004	Dec. 28, 2003
Operating Revenue
Advertising
Retail	$1,097,197	$1,071,819	$1,059,867
National	382,585	390,812	379,596
Classified	904,847	856,453	811,002

Total	2,384,629	2,319,084	2,250,465
Circulation	528,755	536,069	551,437
Other	90,608	86,161	78,956

Total Operating Revenue	3,003,992	2,941,314	2,880,858

Operating Costs
Labor and employee benefits	1,240,270	1,193,914	1,163,640
Newsprint, ink and supplements	413,059	391,898	379,074
Other operating costs	759,032	715,388	697,467
Depreciation and amortization	98,110	99,779	111,263

Total Operating Costs	2,510,471	2,400,979	2,351,444

Operating Income	493,521	540,335	529,414

Other Income (Expense)
Interest expense, net of interest income	(97,372)	(54,367)	(70,546)
Interest expense capitalized	6,866	4,746	2,079

Interest expense, net	(90,506)	(49,621)	(68,467)

Equity in losses, net of earnings, of unconsolidated companies and joint ventures	(10,967)	(23,883)	(24,077)
Minority interest in earnings of consolidated subsidiaries	(8,708)	(9,911)	(10,391)
Other, net	920	(533)	(1,661)

Total Other Expense	(109,261)	(83,948)	(104,596)

Income from continuing operations before income taxes	384,260	456,387	424,818
Income taxes	129,266	157,716	150,600

Income from continuing operations	254,994	298,671	274,218
Gain on sale of discontinued Detroit and Tallahassee operations, net of income taxes of $127.4 million	207,853	—	—
Income from discontinued Detroit and Tallahassee operations, net of income taxes of $5.9 million in 2005, $17.3 million in 2004 and $16.3 million in 2003	8,592	27,572	21,853

Net Income	$471,439	$326,243	$296,071

Earnings per share:
Income from continuing operations
Basic	$3.55	$3.84	$3.41
Diluted	3.53	3.78	3.37

Gain on sale of discontinued Detroit and Tallahassee operations
Basic	$2.89	$—	$—
Diluted	2.87	—	—

Income from discontinued Detroit and Tallahassee operations
Basic	$0.12	$0.35	$0.26
Diluted	0.12	0.35	0.26

Net Income
Basic	$6.56	$4.19	$3.68
Diluted	6.52	4.13	3.63

Average Shares Outstanding
Basic	71,839	77,910	80,401
Diluted	72,295	78,950	81,477

Dividends per Share	$1.43	$1.33	$1.18

See Notes to Consolidated Financial Statements.

Knight Ridder

Consolidated Statement of Cash Flows

(In thousands)

	For the fiscal years ended
	Dec. 25, 2005	Dec. 26, 2004	Dec. 28, 2003
Cash Provided by Operating Activities
Net income	$471,439	$326,243	$296,071
Pre tax gain on sale of discontinued Detroit and Tallahassee operations	(335,246)	—	—
Noncash items deducted from (included in) income:
Depreciation	88,371	93,037	104,588
Amortization of other identified intangible assets	9,022	6,831	6,822
Amortization of other assets	1,076	817	1,031
Provision (benefit) for deferred income taxes	12,919	(4,318)	(1,045)
Provision for bad debts	7,935	11,118	13,187
Gains on sale of investments	—	(750)	(910)
Other items, net	(9,269)	(33,529)	(27,020)
Cash items not deducted from (included in) income:
Contributions lower than pension and other benefit expenses	29,812	17,350	(11,109)
Payments to minority shareholders (in excess of) less than provision	(895)	1,172	(2,017)
Cash to investees in excess of losses	(36,977)	(25,674)	(23,855)
Change in certain assets and liabilities, excluding balances from the acquisition of businesses:
Accounts receivable	(23,713)	(16,407)	(39,505)
Inventories	(3,360)	(6,204)	2,108
Other assets	17,330	29,703	66,565
Accounts payable	(33,993)	1,678	46,245
Income taxes payable	(14,772)	14,510	16,360
Other liabilities	8,544	33,165	(16,384)

Net Cash Provided by Operating Activities	188,223	448,742	431,132

Cash Required for Investing Activities
Proceeds from sale of Detroit operations	286,570	—	—
Acquisition of Boise, Olympia and Bellingham newspapers	(238,157)	—	—
Acquisition of, and investments in, other businesses	(70,415)	(43,655)	(44,533)
Purchases of property, plant and equipment	(96,056)	(117,260)	(73,187)
Proceeds from sale of investments	—	815	13,490
Other items, net	2,110	1,704	(2,463)

Net Cash Required for Investing Activities	(115,948)	(158,396)	(106,693)

Cash Required for Financing Activities
Purchase of treasury stock	(644,600)	(308,493)	(288,786)
Proceeds from issuance of term debt	395,300	197,936	—
Repayment of term debt	(100,000)	—	—
Net increase (decrease) in commercial paper, net of unamortized discount	324,905	(154,725)	(49,647)
Payment of cash dividends	(103,606)	(103,617)	(94,937)
Proceeds from stock option exercises and stock purchases	55,991	78,787	99,119
Other items, net	—	(9,287)	4,018

Net Cash Required for Financing Activities	(72,010)	(299,399)	(330,233)

Net Increase (Decrease) in Cash	265	(9,053)	(5,794)
Cash at beginning of year	24,483	33,536	39,330

Cash at end of year	$24,748	$24,483	$33,536

See Notes to Consolidated Financial Statements.

Knight Ridder

Consolidated Statement of Cash Flows, continued

(In thousands)

	For the fiscal years ended
	Dec. 25, 2005	Dec. 26, 2004	Dec. 28, 2003
Supplemental Cash Flow Information
Noncash investing activities:
Fair value of Tallahassee assets disposed	$(170,000)	$—	$—
Write-down of investments	—	—	(1,550)
Noncash financing activities:
Issuance of treasury stock associated with long-term incentive plan
Treasury stock	—	—	(12,176)
Shares received on the Accelerated Share Repurchase Agreements
Treasury stock	2,440
Shares tendered upon exercise of employee stock options
Treasury Stock	427	398	3,641

See Notes to Consolidated Financial Statements.

Knight Ridder

Consolidated Statement of Shareholders’ Equity

(in thousands, except share data)

	Common Shares	Treasury Shares
Balance at December 29, 2002	81,817,410	(223,833)
Issuance of common shares under stock option plan	1,551,028
Issuance of common shares under stock purchase plan	216,910
Issuance of treasury shares under long-term incentive plan		194,658
Issuance of treasury shares to non-employee directors		5,429
Tender of 53,489 shares as payment for option exercises		(53,489)
Purchase of treasury shares		(4,269,000)
Retirement of treasury shares	(4,321,573)	4,321,573
Tax benefits arising from employees stock plans
Issuance of options to employees of equity-method investee
Other		22
Comprehensive income:
Net income
Change in additional minimum pension liability, net of tax of $14,367
Change in additional minimum pension liability of unconsolidated companies, net of tax of $11,286

Comprehensive income

Cash dividends declared

Balance at December 28, 2003	79,263,775	(24,641)
Issuance of common shares under stock option plan	1,084,508
Issuance of common shares under stock purchase plan	213,153
Issuance of treasury shares to non-employee directors		4,739
Tender of 5,923 shares as payment for option exercises		(5,923)
Purchase of treasury shares		(4,281,000)
Retirement of treasury shares	(4,285,015)	4,285,015
Tax benefits arising from employees stock plans
Issuance of options to employees of equity-method investee
Other		1,908
Comprehensive income:
Net income
Change in additional minimum pension liability, net of tax of $20,983
Change in additional minimum pension liability of unconsolidated companies, net of tax of $1,507
Unrealized loss on derivative instruments of unconsolidated companies, net of tax of $364

Comprehensive income

Cash dividend declared

Balance at December 26, 2004	76,276,421	(19,902)
Issuance of common shares under stock option plan	866,651
Issuance of common shares under stock purchase plan	235,161
Issuance of treasury shares to non-employee directors		5,850
Tender of 6,977 shares as payment for option exercises		(6,977)
Purchase of treasury shares		(10,420,010)
Retirement of treasury shares	(10,426,987)	10,426,987
Accelerated share buyback settled in shares
Tax benefits arising from employees stock plans
Issuance of options to employees of equity-method investee
Comprehensive income:
Net income
Change in additional minimum pension liability, net of tax of $41,794
Change in additional minimum pension liability of unconsolidated companies, net of tax of $11,000
Unrealized loss on derivative instruments of unconsolidated companies, net of tax of $340

Comprehensive income

Cash dividends declared

Balance at December 25, 2005	66,951,246	(14,052)

See Notes to Consolidated Financial Statements.

Knight Ridder

Consolidated Statement of Shareholders’ Equity, continued

(in thousands, except share data)

	Common Stock	Additional Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 29, 2002	$1,705	$1,027,719	$549,509	$(103,667)	$(13,787)	$1,461,479
Issuance of common shares under stock option plan	32	76,680				76,712
Issuance of common shares under stock purchase plan	4	12,583				12,587
Issuance of treasury shares under long-term incentive plan		441			12,176	12,617
Issuance of treasury shares to non-employee directors		57			303	360
Tender of 53,489 shares as payment for option exercises					(3,641)	(3,641)
Purchase of treasury shares					(288,786)	(288,786)
Retirement of treasury shares	(90)	(56,413)	(237,646)		292,357	(1,792)
Tax benefits arising from employees stock plans		12,689				12,689
Issuance of options to employees of equity-method investee		727				727
Other					1	1
Comprehensive income:
Net income			296,071			296,071
Change in additional minimum pension liability, net of tax of $14,367				24,048		24,048
Change in additional minimum pension liability of unconsolidated companies, net of tax of $11,286				(18,890)		(18,890)

Comprehensive income						301,229

Cash dividends declared			(94,937)			(94,937)

Balance at December 28, 2003	$1,651	$1,074,483	$512,997	$(98,509)	$(1,377)	$1,489,245
Issuance of common shares under stock option plan	22	54,796				54,818
Issuance of common shares under stock purchase plan	5	12,833				12,838
Issuance of treasury shares to non-employee directors		82			264	346
Tender of 5,923 shares as payment for option exercises					(398)	(398)
Purchase of treasury shares					(308,493)	(308,493)
Retirement of treasury shares	(89)	(60,497)	(246,369)		308,747	1,792
Tax benefits arising from employees stock plans		11,183				11,183
Issuance of options to employees of equity-method investee		750				750
Other		(144)			144	—
Comprehensive income:
Net income			326,243			326,243
Change in additional minimum pension liability, net of tax of $20,983				(32,228)		(32,228)
Change in additional minimum pension liability of unconsolidated companies, net of tax of $1,507				(4,283)		(4,283)
Unrealized loss on derivative instruments of unconsolidated companies, net of tax of $364				(1,040)		(1,040)

Comprehensive income						288,692

Cash dividend declared			(103,617)			(103,617)

Balance at December 26, 2004	$1,589	$1,093,486	$489,254	$(136,060)	$(1,113)	$1,447,156
Issuance of common shares under stock option plan	18	43,410				43,428
Issuance of common shares under stock purchase plan	5	12,660				12,665
Issuance of treasury shares to non-employee directors					326	326
Tender of 6,977 shares as payment for option exercises					(427)	(427)
Purchase of treasury shares					(644,600)	(644,600)
Retirement of treasury shares	(217)	(153,491)	(493,759)		647,467	—
Accelerated share buyback settled in shares			2,440		(2,440)	—
Tax benefits arising from employees stock plans		5,587				5,587
Issuance of options to employees of equity-method investee		750				750
Comprehensive income:
Net income			471,439			471,439
Change in additional minimum pension liability, net of tax of $41,794				(68,190)		(68,190)
Change in additional minimum pension liability of unconsolidated companies, net of tax of $11,000				18,386		18,386
Unrealized loss on derivative instruments of unconsolidated companies, net of tax of $340				972		972

Comprehensive income						422,607

Cash dividends declared			(103,606)			(103,606)

Balance at December 25, 2005	$1,395	$1,002,402	$365,768	$(184,892)	$(787)	$1,183,886

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

During the first quarter of 2005, our online and newspaper businesses were merged into one reporting segment. Consequently, and in accordance with segment reporting guidelines, the operating results for our online businesses are now reported as part of the operating results of the newspapers. This change is consistent with the combination of our online operations with the related print businesses. The merging of our print and online operations reflects our organizational structure and our business strategy, which emphasizes a multi-media platform approach pursuing both audiences and advertisers within the markets in which we compete. The change is also consistent with the revised financial information given to our chief operating decision maker. For comparability, prior year amounts have been reclassified to reflect the combination of the Newspaper Division and Online Division. SFAS 131 – “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public enterprises report information about operating segments in annual and interim financial statements. The Statement requires information to be reported by operating segment on the same basis as that used to evaluate performance internally. We have determined that all of our operating activities meet the criteria under SFAS No. 131 to be aggregated into one reporting segment.

We own a 75% equity interest in the Fort Wayne Newspapers Agency and consolidate the results of its operations. The minority shareholders’ interest in the partners’ income has been reflected as an expense in the Consolidated Statement of Income in the caption “Minority interest in earnings of consolidated subsidiaries.” Also included in this caption is a contractual minority interest resulting from a joint operating agreement that runs through 2021 between The Miami Herald Media Co. and Cox Newspapers, Inc., covering the publication of The Miami Herald and The Miami News. The Miami News ceased publication in 1988.

Investments in entities in which we have an equity interest of at least 20% but not more than 50% are accounted for under the equity method. We also account for our 13.5% investment in Ponderay Newsprint Company (Ponderay) and 19.5% investment in Tribe Networks, Inc., (Tribe) under the equity method, since we exercise significant influence over the operating and fiscal policies of Ponderay and Tribe. We record our share of earnings or losses and increase or decrease the investment by the equivalent amount. Dividends are recorded as a reduction to our investment.

“Revenue recognition” Our primary sources of revenue are from the sales of advertising space in published issues of our newspapers and on interactive websites owned by, or affiliated with, the Company and from sales of newspapers to distributors and individual subscribers. Newspaper advertising revenue is recorded when advertisements are published in newspapers. Website advertising revenue is recognized ratably over the contract period or as services are delivered, as appropriate. Proceeds from newspaper subscriptions are deferred and are recognized in revenue ratably over the term of the subscriptions. Revenue is recorded net of estimated incentive offerings, including special pricing agreements, promotions and other volume-based incentives. Revisions to these estimates are charged to income in the period in which the facts that give rise to the revision become known.

“Cash” includes cash and cash equivalents, consisting of highly liquid investments with maturities of 12 months or less from the date of purchase, overnight repurchase agreements of government securities and investment-grade commercial paper.

“Accounts receivable” are primarily from advertisers and newspaper subscribers. We extend unsecured credit to most of our customers. We recognize that extending credit and setting appropriate reserves for receivables is largely a subjective decision based on knowledge of the customer and the industry. Credit limits, setting and maintaining credit standards, and managing the overall quality of the credit portfolio is largely decentralized. The level of credit is influenced by the customer’s credit history with us and other available information, including industry-specific data.

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

We also maintain a reserve for estimated adjustments to customer invoices resulting mostly from disputes, in the normal course of business related to size, placement or color of the ad. We base our estimates on historical trends and current customer-specific information.

We enter into barter transactions with other businesses and we exchange our advertising and circulation for advertising products and distribution rights for our newspapers. The barter transactions, typically with terms of one year or less, are valued at fair market value based on our advertising rates for the particular type of advertisement. At December 25, 2005, we had approximately $9.9 million of future media advertisement, products and services arising from bartered transactions in accounts receivable, which will be charged to expense as they are used. We also have as of year-end $20.1 million in deferred advertising and circulation revenue arising from bartered transactions, which will be recorded as revenue when the advertisements are published and/or the copies are delivered. During the fiscal years ended 2005, 2004 and 2003, we recognized $25.8 million, $15.1 million and $8.9 million, respectively, in bartered advertising and circulation revenue and we recognized $23.6 million, $15.3 million and $8.2 million respectively, in barter advertising and circulation expense.

We periodically assess the recoverability of our barter credits and receivables. Factors considered in evaluating recoverability include management’s plans with respect to advertising, circulation and other expenditures for which barter credits and receivables can be used. Any impairment losses are charged to operations as they are determined.

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

Leasehold improvements are amortized over the shorter of the useful life of the improvements or the remaining term of the underlying lease, in accordance with SFAS No. 13 – “Accounting for Leases.”

We capitalize interest expense as part of the cost of constructing major facilities and equipment. For the years ended 2005, 2004 and 2003, capitalized interest amounted to $6.9 million, $4.7 million and $2.1 million, respectively. Expenditures for maintenance, repairs and minor renovations are charged to expense as incurred. Upon sale or disposition of property and equipment, the cost and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is recognized.

In November 2004, we announced our intent to sell approximately 10 acres of land in downtown Miami, adjacent to The Miami Herald. In March 2005, we signed a contract to sell this land for $190 million. Closing on the agreement is contingent upon the completion of environmental remediation. We expect the sale to be completed during the first half of 2006. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” at December 25, 2005, the value of the land held for sale of $10.3 million is included in the caption “Other current assets” and is carried on the balance sheet at the lower of its carrying amount or fair value less cost to sell.

“Deferred circulation revenue” arises as a normal part of business from advance subscription payments for newspapers.

“Income Taxes” are accounted for in accordance with SFAS 109 – “Accounting for Income Taxes,” which requires the use of the liability method. Deferred tax liabilities and assets are future tax consequences attributable to differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are revalued to reflect new tax rates in the period changes are enacted. We maintain a valuation allowance on our deferred tax assets to reflect their expected realizable value.

“Long-term debt” represents the carrying amounts of debentures, notes payable, other indebtedness with maturities longer than one year, and commercial paper backed by a revolving credit agreement and debt maturing within the next fiscal year that management has the ability and intent to refinance at maturity for a period in excess of one year.

In accordance with SFAS 107 – “Disclosures about Fair Value of Financial Instruments,” the following table presents the carrying amounts and estimated fair values of our financial instruments as of December 25, 2005 and December 26, 2004 (in thousands):

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$2,126,125	$1,985,681	$1,504,990	$1,667,079
Fair Value of interest rate swap agreements	8,896	8,896	34,224	34,224

Total	$2,135,021	$1,994,577	$1,539,214	$1,701,303

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

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 148 – “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends SFAS 123 –”Accounting for Stock-Based Compensation” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 was effective for financial statements issued beginning in 2003. As allowed by SFAS 123, we follow the disclosure requirements of SFAS 123, but continue to account for our employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which results in no charge to earnings when stock options are granted at fair market value.

Disclosures required by SFAS 123 and SFAS 148 are as follows:

Option value information	2005	2004	2003
Fair value per option (a) (b)	$10.76	$11.22	$14.16
Valuation assumptions
Expected option term (years)	4.4	4.3	4.3
Expected volatility	17.6%	18.2%	20.7%
Expected dividend yield	2.2%	1.9%	1.7%
Risk-free interest rate	4.3%	3.5%	3.4%

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. In addition, the 15% discount in market value under the Employees Stock Purchase Plan is treated as compensation expense for pro forma purposes. Our reported and pro forma information is as follows (in thousands, except for earnings per share data):

	2005	2004	2003
Income from continuing operations, as reported	$254,994	$298,671	$274,218
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	15,547	14,947	14,631

Pro forma income from continuing operations	$239,447	$283,724	$259,587

Basic earnings per share, as reported	$3.55	$3.84	$3.41
Pro forma basic earnings per share	3.33	3.64	3.23

Diluted earnings per share, as reported	$3.53	$3.78	$3.37
Pro forma diluted earnings per share	3.31	3.59	3.19

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments,” which is a revision of SFAS 123 (SFAS 123(R)). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. On April 14, 2005, the SEC revised the effective date of the new standard, which will be no later than the beginning of the first fiscal year beginning after June 15, 2005 for public entities. Early adoption is permitted in periods for which financial statements had not been issued. SFAS 123(R) allows for two transition alternatives for public companies: (a) modified-prospective transition or (b) modified-retrospective transition. Under the modified-prospective transition method, companies are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. Measurement and attribution of compensation cost for awards that were granted prior to, but not vested as of the date SFAS 123(R) is adopted would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS 123 (either for financial statement recognition or pro forma disclosure purposes). Prior periods are not restated. For periods prior to adoption, the financial statements are unchanged (and the pro forma disclosures previously required by SFAS 123 continue to be required under SFAS 123(R) to the extent those amounts differ from those in the income statement). For periods subsequent to adoption, the impact of this transition method generally is the same as if the modified-retrospective method were applied. Accordingly, pro forma disclosure will not be necessary for periods after the adoption of SFAS 123(R). Under the modified-retrospective transition method, companies are allowed to restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under the provisions of SFAS 123. New awards and unvested awards would be accounted for in the same manner as the modified-prospective method. In addition, SFAS 123(R) amends SFAS No 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. We will adopt SFAS 123(R), as required, for our fiscal year beginning December 26, 2005 and will be using the modified-prospective transition method and the Company has determined that it will continue to use the Black-Scholes-Merton model for option valuation. We expect that the adoption of SFAS 123(R) will result in an additional expense of approximately $0.22 per diluted share in fiscal year 2006.

In March 2005, the SEC issued SAB No. 107 regarding the interaction between SFAS 123(R), which was revised in December 2004, and certain SEC rules and regulations, and provides the SEC’s staff views regarding the valuation of share-based payment arrangements for public companies. We are evaluating the impact this guidance will have on our results of operations and financial position.

Shares used to calculate earnings per share are as follows (in thousands):

	2005	2004	2003
Basic weighted-average shares outstanding	71,839	77,910	80,401
Effect of dilutive stock options	456	1,040	1,076

Diluted weighted-average shares outstanding	72,295	78,950	81,477

Weighted average shares of stock options included in the determination of common equivalent shares for the calculation of diluted earnings per share	6,513	7,690	8,772
Weighted average shares of stock options excluded from the calculation of diluted earnings per share because their impact is antidilutive	3,593	1,926	220

Advertising costs are expensed when incurred. Advertising expense for the years ended December 25, 2005, December 26, 2004 and December 28, 2003, was $33.4 million, $17.2 million and $17.7 million, respectively.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Recent Accounting Pronouncements

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

In January 2003, the FASB issued FIN No. 46 – “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued Interpretation No. 46 (revised December 2003) (FIN 46R), which replaces FIN 46. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” defines what these variable interest entities are and provides guidelines on identifying them and assessing an enterprise’s interests in a variable interest entity to decide whether to consolidate that entity. Generally, application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 or FIN 46R did not have a material impact on our results of operations or financial condition.

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

In May 2004, the FASB issued FASB Staff Position (FSP) 106-2 – “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act.” which provides guidance on how companies should account for the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) on its postretirement health care plans. To encourage employers to retain or provide postretirement drug benefits, beginning in 2006 the federal government will provide nontaxable subsidy payments to employers that sponsor prescription drug benefits to retirees that are “actuarially equivalent” to the Medicare benefit. We expect that our prescription drug plan will qualify for the government subsidy. Effective July 1, 2004, Knight Ridder prospectively adopted FSP 106-2. Adoption of FSP 106-2 reduced the accumulated postretirement benefit obligation by approximately $9.2 million and resulted in an unrecognized actuarial gain of a similar amount. The unrecognized actuarial gain will be amortized over the estimated expected service life of the participants. Adoption resulted in a $600,000 reduction in postretirement benefits cost for the six months ended December 26, 2004 and a $1.3 million reduction in postretirement benefit cost for 2005.

In November 2004, the FASB issued SFAS No. 151 – “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” The statement requires that idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as a current-period charge to earnings. Previous guidance mandated that these costs be charged to earnings on a current basis only under certain circumstances. The statement is effective for annual periods beginning after June 15, 2005. We do not expect the adoption of SFAS 151 to have a material impact on our financial statements

In December 2004, the FASB issued SFAS No. 153 – “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” The statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is effective for fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have a material impact on our financial statements.

In March 2005, the FASB issued FIN No. 47 – “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability for the conditional asset retirement obligation should be recognized when incurred. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal periods beginning after December 15, 2005. We do not expect the adoption of FIN 47 to have a material impact on our financial statements.

In June 2005, the Emerging Issues Task Force (EITF) issued No. 05-06 – “Determining the Amortization Period for Leasehold Improvements” (EITF 05-6). The pronouncement requires that leasehold improvements acquired in a business combination or purchase, subsequent to the inception of the lease, be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. This pronouncement should be applied prospectively effective beginning on January 1, 2006. We do not expect the adoption of EITF 05-6 will have a material impact on our financial statements.

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

Substantially all of our earnings are subject to domestic taxation. No material foreign income taxes have been imposed on reported earnings.

Federal, state and local income taxes (benefits) consist of the following (in thousands):

	2005		2004		2003
	Current	Deferred	Current	Deferred	Current	Deferred
Federal income taxes	$159,474	$(35,901)	$153,910	$(5,773)	$136,399	$(5,188)
State and local income taxes	11,979	(6,286)	10,737	(1,158)	19,757	(368)

Total from continuing operations	171,453	(42,187)	164,647	(6,931)	156,156	(5,556)
Discontinued operations	78,201	55,106	14,722	2,613	11,832	4,511

Total	$249,654	$12,919	$179,369	$(4,318)	$167,988	$(1,045)

Cash payments of income taxes for the years 2005, 2004 and 2003 were $282.1 million, $171.0 million and $114.1 million, respectively. The increase in income taxes paid in 2005 is in large part due to income tax payments related to the gain on the sale of the discontinued operations.

The differences between income tax expense from continuing operations shown in the financial statements and the amounts determined by applying the federal statutory rate of 35% in each year are as follows (in thousands):

	2005	2004	2003
Federal statutory income tax	$134,491	$159,736	$148,687
State and local income taxes, net of tax benefit	13,156	14,071	12,603
Favorable resolution of prior years’ tax matters	(10,210)	(13,910)	(9,840)
Manufacturers’ deduction	(3,152)	—	—
Dividends received deduction (Seattle)	(2,343)	714	63
Other, net	(2,676)	(2,895)	(913)

Total	$129,266	$157,716	$150,600

Our effective tax rate on continuing operations was lower in 2005 than in 2004, mainly due to the impact of the domestic manufacturers’ deduction under the American Jobs Creation Act of 2004 and the dividends received deduction from our investment in the Seattle Times Company. In 2005, Knight Ridder, as a 49.5% owner of the Seattle Times, recorded its pro-rata share of Seattle’s land sale gain of $24.0 million.

A gain of $143.5 million on the exchange of our newspaper in Tallahassee, FL and cash for the Idaho Statesman (Boise, ID), The Olympian (Olympia, WA), and the Bellingham Herald (Bellingham, WA) was deferred for tax purposes. The goodwill associated with this exchange is not deductible for tax purposes.

The deferred tax asset and liability at the fiscal year end is comprised of the following components (in thousands):

	2005	2004
Deferred tax assets
Postretirement benefits other than pensions (including amounts related to partnerships in which we participate)	$42,085	$66,826
Minimum pension liability	110,502	79,708
Accrued interest	1,740	4,952
Compensation and benefit accruals	9,484	(31,063)
Capital loss carryforward	952	4,445
State net operating loss carryforward	15,387	15,825
Bad debt reserves	8,833	8,751
Other nondeductible accruals	36,909	38,107

Deferred tax assets	225,892	187,551

Valuation allowance on carryforward items	(9,328)	(12,392)

Net deferred tax assets	$216,564	$175,159

Deferred tax liabilities
Depreciation and amortization	$396,020	$348,263
Equity in partnerships and investees	45,506	69,545
Other	8,526	8,712

Deferred tax liabilities	450,052	426,520

Net deferred tax liability	$233,488	$251,361

We have federal capital and state net operating loss carryforwards. The value of these assets decreased from $20.2 million as of December 26, 2004 to $16.3 million as of December 25, 2005. This decrease was attributable to utilization of losses in 2005. The state net operating loss carryforwards will expire at various dates between 2006 and 2022. SFAS No. 109, Accounting for Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax asset will not be realized. Our deferred tax asset valuation allowance pertains to our capital and state net operating loss carryforwards.

The components of deferred taxes included in the Consolidated Balance Sheet are as follows (in thousands):

	2005	2004
Current asset	$16,925	$16,116
Noncurrent liability	(250,413)	(267,477)

Net deferred tax liability	$(233,488)	$(251,361)

We also maintain a liability to cover the cost of additional tax exposure items on the filing of the federal and state income tax returns. As of December 25, 2005 and December 26, 2004, this liability amounted to $14.3 million and $31.8 million, respectively included in other noncurrent liabilities.

Note 3. Debt

In August 2005, we issued $400 million of 12-year senior fixed rate notes with a coupon rate of 5.75%. Net Proceeds from the notes were used to reduce our commercial paper then outstanding. The proceeds from these commercial paper borrowings were used for general corporate purposes.

Debt consisted of the following (in thousands):

	Dec. 25, 2005	Dec. 26, 2004
Long-term debt:
Commercial paper due at various dates through January 19, 2006, at an effective interest rate of 4.32% as of December 25, 2005 and 2.27% as of December 26, 2004 (a)	$535,585	$210,679
Debentures due on April 15, 2009, bearing interest at 9.875%, net of unamortized discount of $502 in 2005 and $655 in 2004	199,498	199,345
Debentures due on November 1, 2027, bearing interest at 7.15%, net of unamortized discount of $277 in 2005 and $290 in 2004	99,723	99,710
Debentures due on March 15, 2029, bearing interest at 6.875%, net of unamortized discount of $460 in 2005 and $479 in 2004	299,540	299,521
Notes payable due on November 1, 2007, bearing interest at 6.625%, net of unamortized discount of $14 in 2005 and $21 in 2004	99,986	99,979
Notes payable due on June 1, 2011, bearing interest at 7.125%, net of unamortized discount of $1,398 in 2005 and $1,658 in 2004	298,602	298,342
Notes payable due on September 1, 2017, bearing interest at 5.75%, net of unamortized discount of $4,558 in 2005	395,442	—
Senior notes payable due on November 1, 2014, bearing interest at 4.625%, net of unamortized discount of $2,251 in 2005 and $2,506 in 2004	197,749	197,494
Senior note payable due on December 15, 2005 bearing interest at 6.3%; net of unamortized discount of $80 in 2004 (b)	—	99,920

Total debt	2,126,125	1,504,990

Less amounts payable in one year	—	—

Total long-term debt	$2,126,125	$1,504,990

(a)	Commercial paper is supported by a $1 billion revolving credit facility, which matures in July 2009.
(b)	This amount was excluded from the “less amounts payable in one year” because management refinanced this debt with commercial paper, which is supported by our $1 billion revolving credit facility, which matures in 2009.

Our revolving credit facility contains covenants, including limitations on the ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) not to exceed 4.5 to 1, and matures in 2009. Other provisions place restrictions on liens and prohibit cross-default. As of December 25, 2005, we were in compliance with all covenants related to the revolving credit facility.

Interest payments during 2005 and 2004 were $95.3 million and $64.0 million, respectively.

We use derivative financial instruments to manage interest rate risk. The objective in using derivatives is to reduce the risks associated with borrowing activities. Statement of Financial Accounting Standard (SFAS) 133 – “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires that derivatives be recorded on the balance sheet at fair value. Derivatives designated as hedges for accounting purposes must be considered highly effective at reducing the risk associated with the exposure being hedged. We enter into certain interest rate swap agreements to manage interest rate exposure by achieving a desired proportion of fixed-rate versus variable-rate debt. We account for our interest rate swap agreements as fair-value hedges. Accordingly, changes to the fair market value of these agreements (due to movements in the benchmark interest rate) are recorded as both an asset and offsetting liability on the Consolidated Balance Sheet in the caption “Fair value of interest rate swap agreements.” There was no ineffectiveness associated with the swaps during fiscal years 2005 and 2004. We do not use derivatives for investment or speculative purposes.

The swap agreements expire at various dates in 2007, 2009 and 2011, matching the expiration and nominal value of the underlying debt, and effectively convert an aggregate principal amount of $600 million of fixed-rate, long-term debt into variable-rate borrowings. The variable interest rates are based on three- or six-month London InterBank Offering Rate (LIBOR), plus a rate spread. As of December 25, 2005, the weighted-average variable interest rate under these agreements was 5.9% versus a fixed rate of 7.8%. The fair value of the swap agreements at December 25, 2005 and December 26, 2004, totaled $8.9 million and $34.2 million, respectively, and were recorded on the Balance Sheet as a noncurrent asset, with an offsetting noncurrent liability.

In June and August 2005, we entered into two interest rate derivative transactions (Treasury locks) with a notional amount of $200 million each. The objective of the hedge was to eliminate the variability of future cash flows from market interest rates in connection with our $400 million debt offering. On August 16, 2005, concurrent with issuing the debt, we settled the Treasury locks and received net proceeds of $2.1 million, which will be amortized using the effective interest rate method over the life of the debt. There was no ineffectiveness associated with the hedge.

We are a one-third partner of SP Newsprint Co (SP Newsprint). In November 2002, SP Newsprint amended and restated its credit agreement with certain lenders. The agreement stipulated that if SP Newsprint’s consolidated liquidity fell below $5 million, it would be in default of the agreement. We and the other partners would each be required to make an equity contribution limited to approximately $6.7 million. As of December 2004, we contributed equity of $2 million in connection with this agreement. As of September 25, 2005, we are no longer required to make any equity contributions as this requirement was terminated as a result of SP Newsprint meeting certain conditions of their credit agreement.

The following table presents the approximate annual maturities of debt, net of discounts and excluding the fair market value of interest rate swaps, for the years after 2005 (in thousands):

2006	$—
2007	99,986
2008	—
2009	735,083
2010	—
Thereafter	1,291,056

Total	$2,126,125

Note 4. Unconsolidated Companies and Joint Ventures

The caption “Equity in unconsolidated companies and joint ventures” in the Consolidated Balance Sheet represents our equity in the net assets of the Seattle Times and subsidiaries; Newspapers First, a company responsible for the sales and servicing of retail, national and classified advertising accounts for a group of newspapers; SP Newsprint and Ponderay, two newsprint mill partnerships; CareerBuilder, LLC (CareerBuilder), a company in the business of providing online recruitment and career development services; Classified Ventures, LLC (Classified Ventures), an online classified listings services; Knight Ridder/Tribune Information Services, Inc., a joint venture of Knight Ridder and Tribune, offers stories, graphics, illustrations, photos and paginated pages for print publishers and Web-ready content for online publishers; Tribe Networks, Inc., an online knowledge-sharing community; CityXpress, Corp., a company that provides online marketplaces, including event auctions, continuous business-to-consumer marketplaces, and ecommerce-enabled classifieds; ShopLocal, LLC, formerly

CrossMedia Services, a provider of Web-based marketing solutions for national and local retailers; Wave South Florida, a company devoted to the recreational boating and water sport industry; TKG Internet Holdings II LLC (TKG Internet Holdings), which holds a 75% interest in Topix.net, a company that aggregates and categorizes online news.

Following is our ownership interest in unconsolidated companies and joint ventures as of December 25, 2005:

Company	% Ownership Interest
CareerBuilder, LLC	33.3
Classified Ventures, LLC	21.5
CityXpress Corp.	35.6
Knight Ridder/Tribune Information Services, Inc.	50.0
Newspapers First	22.0
Ponderay Newsprint Company	13.5
Seattle Times Company:
Voting Stock	49.5
Nonvoting stock	65.0
ShopLocal, LLC	33.3
SP Newsprint Co..	33.3
TKG Internet Holdings II LLC	33.3
Tribe Networks, Inc.	19.5
Wave South Florida	40.0

Summary financial information for our unconsolidated companies, joint ventures and partnerships accounted for under the equity method is as follows (in thousands):

	2005	2004	2003
Current assets	$325,591	$337,946	$312,075
Property, plant and equipment, net, and other assets	1,405,752	1,705,488	1,666,533
Current liabilities	337,614	250,068	317,593
Long-term debt and other noncurrent liabilities	372,436	596,918	576,824

Revenue	1,757,898	1,759,494	1,500,202
Gross profit	967,491	965,634	839,451
Income from continuing operations	(894)	39,600	41,129
Our share of:
Net assets	353,514	343,471	295,240
Equity losses of unconsolidated companies and joint ventures	(10,967)	(23,883)	(24,077)
Dividends and cash distributions received	$3,670	$2,916	$3,125

The Seattle Times Company sold certain parcels of land for net proceeds of $29.9 million, on June 25, 2004. At that time, the Seattle Times used the proceeds to reduce its debt. The entire pre-tax gain of $24 million was deferred pending certain unresolved environmental contingencies. As a result of receiving a certification from the Washington State Department of Ecology, these contingencies were removed at the beginning of the fourth quarter of 2005. Knight Ridder, as a 49.5% owner of the Seattle Times, recorded in the fourth quarter of 2005 its pro-rata share of the gain for accounting purposes. We received no cash related to this transaction.

Note 5. Workforce Reduction Programs

Philadelphia and San Jose announced workforce reduction programs in the third quarter of 2005. The workforce reduction plans eliminated approximately 160 positions through early retirement programs, voluntary and involuntary buyouts and attrition. All eligible employees received detailed communication of benefits under the plans prior to September 25, 2005. As a result of these plans, we incurred charges of approximately $15.1 million related to employee severance costs and benefits, which are included in “Labor and Employee Benefits” on our Consolidated Statement of Income for fiscal year 2005. The remaining accrual of approximately $7.8 million, which is included in “Accrued expenses and other liabilities” on our Consolidated Balance Sheet at December 25, 2005, consists entirely of pension and future health care benefits. Approximately $7.3 million was paid by the end of our fiscal year, and an additional $5.5 million was paid subsequent to December 25, 2005. We expect that all payments related to the workforce reduction programs will be paid by the end of the first quarter of 2006. All costs associated with our workforce reduction programs were recorded in accordance with the provisions of SFAS No. 146 – “Accounting for Costs Associated with Exit or Disposal Activities.”

Note 6. Capital Stock

At year-end 2005, we had 20 million shares of preferred stock authorized and available for future issuance. No preferred stock was issued or outstanding.

In July 2005, the Board of Directors authorized the repurchase of up to 10 million shares of our common stock. This authorization was in addition to the previous authorization in July 2004 to repurchase up to 6 million shares of our common stock. In August, we entered into an accelerated stock buyback arrangement for the repurchase of 5.0 million shares and announced our intent to repurchase the remaining authorized shares over the next six to nine months.

Pursuant to our accelerated stock buyback contract, the estimated cost of repurchasing the shares was paid in advance based on the closing price as reported by the NYSE at the beginning of the contract. The difference between that price and the volume weighted-average price (VWAP) over the life of the contract is settled at the end of the contract period in cash or shares, at our option (limited to the number of shares multiplied by the change in share price). Had we settled as of December 25, 2005, we would have received $7.8 million, or 123,495 shares of our common stock. As of January 18, 2006, all accelerated stock buyback contracts outstanding were settled.

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

The Employees Stock Purchase Plan provides for the sale of common stock to our employees at a price equal to 85% of the market value at the end of each purchase period. Participants under the plan received 235,161 shares in 2005, 213,153 shares in 2004 and 216,910 shares in 2003. The purchase price of shares issued in 2005 under this plan ranged from $51.58 to $55.39, and the market value on the purchase dates of such shares ranged from $60.69 to $65.16.

On April 26, 2005, our shareholders approved the Knight-Ridder, Inc. Employee Equity Incentive Plan (Equity Incentive Plan), formerly the Employee Stock Option Plan, a copy of which is on file with the Securities and Exchange Commission as Exhibit 99.1 to our Form 8-K filed May 2, 2005. Pursuant to the Equity Incentive Plan, we intend to make, from time to time, but generally on an annual basis, grants of stock options and restricted stock units to key employees (including executive officers). Options granted to executive officers are issued at prices not less than fair market value at the date of the grant and now typically vest over a four-year period instead of the three-year period that had previously been the norm except for grants of 100 shares, which vest in one year. All options expire no later than 10 years from the date of the grant. Restricted stock units have been granted under the Equity Incentive Plan. Like the options, they typically vest over a four-year period but, in addition, are subject to a performance condition based on a comparison of our operating profit in the coming year against operating profit in the prior year.

The Equity Incentive Plan provides for the discretionary grant of stock appreciation rights (SARs) in tandem with previously granted options, which allow a holder to receive in cash, stock or combinations thereof the difference between the exercise price and the fair market value of the stock at date of exercise. As of December 25, 2005, there were no SARs granted. Shares of common stock relating to options outstanding under this plan are reserved at the date of grant.

The Equity Incentive Plan also provides for the discretionary grant of Restricted Stock Units (RSU’s). RSU’s will only begin to vest if we determine, at our sole discretion, that our 2006 fiscal year financial performance (measured based on operating profit) equals or exceeds 80% of our 2005 fiscal year financial performance with such determination made in accordance with the terms and conditions of our Annual Incentive Plan. If the performance condition is met, 25% of the shares subject to the RSU award will vest on the first anniversary of the grant and 25% of the shares subject to the RSU award will vest on each anniversary of the RSU grant date thereafter, so that the RSU award will be fully vested four (4) years after the RSU grant date. On December 16, 2005, 174,563 RSU’s were granted.

Proceeds from the issuance of shares under the Employees Stock Purchase Plan and the Employee Incentive Plan are included in shareholders’ equity and did not affect earnings in any of the three fiscal years ended 2005.

Through the end of 2005, we had a long-term incentive plan (LTIP). Under the plan, an executive’s ability to receive an award is contingent upon and related directly to the total shareholder return (TSR) in the company’s stock over a three-year period, compared to the return received by holders of stock in the other peer companies. Under the three year plan period beginning on January 1, 2000 and ending on December 31, 2002, upon the achievement of certain performance goals, 342,707 shares, including dividends, were granted. The performance goals were achieved and, in accordance with the plan, 194,658 shares were distributed to participants in January 2003. The remaining number of shares was withheld to cover the related income tax expense and these shares were subsequently retired. The original plan was not extended after December 31, 2002, but was replaced with a similar long-term incentive plan with cash awards, covering 2003 through 2005. For a description of the cash-based long-term incentive plan, please refer to Note. 13 – “Commitments and Contingencies”.

The Compensation Committee replaced the LTIP for the 2006 through 2008 grant period with awards, under the Equity Incentive Plan. In the past, LTIP awards vested (if targets were achieved) at the end of three years. Such an LTIP award was typically made every three years. For 2006, the Compensation Committee decided to reduce awards paid under the LTIP replacement to one third of the amount historically granted. These LTIP awards would still have a three-year measurement period, but the Compensation Committee expects to grant such awards annually, rather than every three years. These awards will be made to executive officers and other key employees. The Compensation Committee approved the initial award as restricted stock units. The grant was made January 1, 2006, and the amount of restricted stock units granted to each participant was based on 75% of the then salary of that participant divided by our average closing price for a share of our stock during the month of December 2005. The amount to be paid is based on our total shareholder return (TSR) relative to that of a peer group based on the average closing price for October 2005 compared to the average closing price for December 2008.

To assist the transition from the historical form of LTIP, the Compensation Committee adopted a two-year, long-term incentive transition plan (Transition LTIP). The Transition LTIP award will be paid in two tranches, where amounts are determined on the basis of TSR described above, except that the end period is based on the average closing price during December 2006 and December 2007, respectively, for each of the tranches. The Transition LTIP award is based on 75% of a participant’s salary for each tranch and is paid in cash.

Stock option transactions under the Equity Incentive Plan are summarized as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding December 29, 2002	10,440,496	$55.15
2003: Exercised	(1,529,026)	49.56
Forfeited/expired	(214,298)	59.43
Granted	1,865,798	74.77
Outstanding December 28, 2003	10,562,970	$59.34
2004: Exercised	(1,064,508)	50.49
Forfeited/expired	(239,110)	64.93
Granted	1,801,907	68.32
Outstanding December 26, 2004	11,061,259	$61.53
2005: Exercised	(866,651)	50.07
Forfeited/expired	(398,738)	66.68
Granted	881,363	63.64
Outstanding December 25, 2005	10,677,233	$62.45

We also maintain a Compensation Plan for Nonemployee Directors. The purpose of the Plan is to attract and retain the services of qualified individuals who are not employees to serve as members of the Board of Directors. Nonemployee directors receive the following compensation: (1) an annual retainer fee payable half in our common stock and half in cash or stock, at the director’s election; (2) board and committee meeting attendance fees; (3) an annual stock option grant; and (4) for certain directors, annual phantom shares and retirement benefits. All options, except options granted after November 2005, vest in three equal installments over a three-year period from the date of grant and expire no later than ten years from the date of grant. Options granted after November 2005 vest equally over a four-year period. The expiration dates for options granted range from December 16, 2007, to December 16, 2015.

Stock option transactions under the Compensation Plan for Nonemployee Directors are summarized as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding December 29, 2002	158,000	$56.80
2003: Exercised	(22,002)	$54.31
Forfeited/expired	(13,998)	59.04
Granted	40,000	75.21
Outstanding December 28, 2003	162,000	$61.47
2004: Exercised	(20,000)	53.79
Forfeited/expired	(8,000)	50.67
Granted	45,000	67.32
Outstanding December 26, 2004	179,000	$64.28
2005: Exercised	—	—
Forfeited/expired	—	—
Granted	45,000	63.86
Outstanding December 25, 2005	224,000	$64.19

The following table summarizes information about stock options outstanding under the Equity Incentive Plan and the Compensation Plan for Nonemployee Directors at December 25, 2005:

	Outstanding			Exercisable
Stock Options Outstanding	Shares	Weighted- Average Life (a)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Exercise Price Range
$39.31 - $54.48	1,195,377	2.5	$48.90	1,195,377	$48.90
54.48 - 54.81	1,463,423	5.0	$54.81	1,463,423	$54.81
54.81 - 62.15	1,066,370	4.6	$58.08	1,000,870	$58.08
62.15 - 62.22	1,467,461	7.0	$62.16	1,467,461	$62.16
62.22 - 62.60	1,368,354	6.0	$62.26	1,368,354	$62.26
62.60 - 66.84	905,596	9.4	$64.12	116,006	$65.57
66.84 – 75.20	1,677,334	8.4	$67.75	687,039	$68.32
75.20 - 77.75	1,757,318	8.0	$75.34	1,145,996	$75.30

Total	10,901,233	6.4	$62.48	8,444,526	$60.87

(a)	Average contractual life remaining in years

At year-end 2005, options with an average exercise price of $60.87 were exercisable on 8.4 million shares; at year-end 2004, options with an average exercise price of $57.95 were exercisable on 7.7 million shares; at year-end 2003, options with an average exercise price of $54.54 were exercisable on 7.0 million shares.

At December 25, 2005, our Equity Incentive Plan, Employee Stock Purchase Plan, and Compensation Plan for Nonemployee Directors had the following shares available for issuance:

Shares
Equity Incentive Plan	3,175,904
Employees Stock Purchase Plan	235,201
Compensation Plan for Nonemployee Directors	131,997

Total	3,543,102

See “Note 1. Summary of Significant Accounting Policies” for the pro forma information, as required by SFAS 123 and SFAS 148, regarding net income and earnings per share determined as if we had accounted for our stock options under the fair-value method of those statements.

Note 7. Related Party Transactions

We generate revenue from CareerBuilder, Classified Ventures and ShopLocal products for online listings placed in our markets. In 2005, we recorded $85.7 million in revenue related to CareerBuilder products, $22.7 million related to Classified Ventures products and approximately $300,000 related to ShopLocal. We also had $7.1 million and $11.6 million in expenses for products and services provided by CareerBuilder and Classified Ventures, respectively, related to the uploading and hosting of online advertising on behalf of our newspapers’ advertisers. During 2004, we recorded $49.1 million in revenue related to CareerBuilder and $16.2 million related to Classified Ventures products. The expenses recorded related to services provided by CareerBuilder and Classified Ventures in 2004 were $4.4 million and $9.0 million. As of December 25, 2005, we had approximately $6.9 million in amounts payable to CareerBuilder, Classified Ventures, SP Newsprint and Ponderay.

We have ongoing purchase commitments with SP Newsprint and Ponderay, our two newsprint mill partnership investments. These future commitments are for the purchase of a minimum of 86,000 metric tons and 28,400 metric tons of newsprint in 2006 with SP Newsprint and Ponderay, respectively, at current market prices. For 2005, 2004 and 2003, we made purchases from SP Newsprint of approximately $50.7 million, $60.4 million and $63.7 million, respectively. We made purchases from Ponderay of approximately $16.7 million, $15.7 million and $14.5 million for 2005, 2004 and 2003, respectively. We have the resources necessary to fulfill these commitments in 2006.

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

Note 8. Goodwill and Other Identified Intangible Assets

In June 2001, the FASB issued SFAS 142 – “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill and other indefinite-lived intangible assets are no longer amortized, but are reviewed at least annually for impairment. Goodwill and other indefinite-lived intangible assets are required to be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized on a straight line basis over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. Beginning December 31, 2001, we have applied the new accounting rules and have ceased amortization of goodwill and other indefinite-lived intangible assets.

We perform our annual review for impairment during the fourth quarter of each year. Impairment testing is done at a reporting unit level. Reporting units for purposes of our impairment test are those operating components for which discrete financial information is available and for which operating results are regularly reviewed by management. Under the criteria set forth by SFAS 142, we have 29 reporting units. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using a discounted cash flow analysis. As of October 1, 2005, we performed our annual evaluation of goodwill and other indefinite-lived intangible assets and determined that no impairment exists.

Goodwill and other identifiable intangible assets, along with their original weighted-average lives, at December 25, 2005, consisted of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount	Weighted- Average Life
Intangible assets continuing to be amortized:
Advertiser lists	$68,750	$34,519	$34,231	10.7
Subscriber lists	51,880	30,406	21,474	8.4
Other	3,827	800	3,027	5.9

Total	$124,457	$65,725	$58,732	9.6

Goodwill and other identified intangible assets not being amortized:
Goodwill			$1,970,245
Newspaper mastheads			465,478
Intangible pension asset			22,879
Other			710

Total			2,459,312

Total goodwill and other identifiable intangible assets			$2,518,044

Estimated annual aggregate amount of amortization of other identified intangible assets expense will be approximately $13.1 million in 2006, $10.4 million in 2007, $7.6 million for 2008, 7.5 million for 2009 and $6.5 million for 2010.

The defined benefit pension plans we sponsored were affected by increased benefit obligations due to declines in interest rates. The accumulated benefit obligation exceeded the fair value of plan assets for many of our pension plans. SFAS 87 – “Employers’ Accounting for Pension Plans” required recognition of an additional minimum liability for those deficient plans. We recorded $22.9 million and $28.6 million at December 2005 and 2004, respectively, as an intangible pension asset which is not amortized.

The following is a summary of the balances of goodwill and other identified intangible assets as of December 26, 2004 and December 25, 2005 (in thousands):

	December 26, 2004	Change in Balance of Intangible Pension Asset	Amortization of Other Intangibles	Disposition of Tallahassee	Additions to Goodwill and Other Identified Intangible Assets	December 25, 2005
Goodwill	$1,799,061	$—	$—	$(2,086)	$173,270	$1,970,245
Newspaper mastheads	288,296	—	—	—	177,182	465,478
Other	51,248	(5,733)	(9,022)	—	45,828	82,321

Total	$2,138,605	$(5,733)	$(9,022)	$(2,086)	$396,280	$2,518,044

The $396.3 million increase in goodwill and other identified intangible assets related primarily to the February 15, 2005, acquisition of five free daily newspapers in the San Francisco Bay Area and the August 29, 2005, acquisition of The Idaho Statesman (Boise, ID), The Olympian (Olympia, WA), and The Bellingham Herald (Bellingham, WA).

Note 9. Acquisitions and Dispositions

During 2005, the allocation of the purchase price for our acquisitions was (in thousands):

	Boise, Olympia and Bellingham Newspapers	All Other Acquisitions	Total
Property, plant and equipment, net	$49,239	$(317)	$48,922
Other net tangible assets	5,281	3,932	9,213
Investment In TKG Internet Holding	-	16,000	16,000
Goodwill	132,219	41,051	173,270
Mastheads	169,800	7,382	177,182
Other Intangible Assets	43,461	2,367	45,828

Total Net Assets Acquired	$400,000	$70,415	$470,415

In February 2005, we acquired the assets of Priceless, LLC, a group of five daily free-distribution newspapers with a combined daily circulation of more than 55,000, located in the Peninsula south of San Francisco, CA. The five newspapers are the Palo Alto Daily News, San Mateo Daily News, Redwood City Daily News, Burlingame Daily News and Los Gatos Daily News. In May 2005, we launched a sixth new daily free-distribution newspaper, under the masthead The East Bay Daily News, to serve the region immediately east of San Francisco.

In March 2005, Knight Ridder, Gannett and Tribune, each acquired a one-third ownership interest in TKG Internet Holdings. TKG Internet Holdings owns a 75% interest in Topix. Topix aggregates and categorizes online news. We believe that Topix technology will allow us to improve and extend our online editorial and ad sales activities.

On August 3, 2005, we sold our interests in both The Detroit Free Press (DFP) newspaper and our interest in the Detroit Newspaper Agency (DNA) in a series of transactions with Gannett and MediaNews Group. The aggregate consideration received was approximately $265 million, plus approximately $22 million in balance sheet adjustments, for a total of $287 million, subject to additional adjustment based on the final balance sheets of the DNA and DFP.

On August 29, 2005, we announced the closing of an asset exchange transaction in which we acquired from Gannett assets of The Idaho Statesman (Boise, ID), The Olympian (Olympia, WA), and The Bellingham Herald (Bellingham, WA) in exchange for The Tallahassee Democrat and approximately $238 million in cash. Accordingly, the results of operations for Detroit and Tallahassee have been reclassified as discontinued operations for all periods presented. The results of operations for the acquired newspapers are included from August 29, 2005.

In the third quarter of 2005, we recognized a $207.9 million gain on sale of our Detroit and Tallahassee operations, net of income taxes of $127.4 million. Additionally, we reclassified income from these discontinued operations of $8.6 million, $27.5 million and $21.9 million, net of income taxes of $5.9 million, $17.3 million and $16.3 million, for fiscal 2005, 2004 and 2003, respectively.

Continuing our expansion into free-distribution newspapers, we acquired the Silicon Valley Community Newspapers in October 2005. Silicon Valley Community Newspapers with a combined circulation of 157,000 copies publishes eight weekly free-distribution newspapers, the San Jose City Times, a legal newspaper, and a glossy publication called Image in the South Bay area surrounding San Jose, CA. In 2005, we continued to acquire weeklies and targeted publications in our markets including: Miami New Homes Map Guide in South Florida; Keller Citizen, Colleyville Courier and DFW Job/Auto Connection in the Dallas-Ft. Worth area; Carolina Bride in Charlotte; Jobs & Careers in the San Francisco Bay Area; and Employment News in the Twin Cities of St. Paul and Minneapolis.

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

In May 2004, Knight Ridder, Gannett and Tribune each acquired a one-third interest in ShopLocal (formerly CrossMedia Services, Inc.) a provider of Web-based marketing solutions for national and local retailers. In May 2004, we also acquired the assets of four community newspapers and three shopper publications previously owned by Superior Publishing Corporation. The acquired newspapers include the (Duluth, MN) Budgeteer News, The (Cloquet, MN) Pine Journal, The Daily Telegram in Superior, WI, and the Lake County News-Chronicle in Two Harbors, MN. The purchase also included the Manney’s Shopper zones in Superior, Cloquet and Two Harbors.

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

In May 2003, we amended our agreement with the Journal Gazette Company to extend the joint operating agreement in Fort Wayne, IN to the year 2050. Under the amended terms we increased our partnership interest from 55% to 75%. The joint operating agreement governs the partnership and operation of Fort Wayne Newspapers, the agency that handles advertising sales, printing, distribution and administration of the two daily newspapers. The transaction resulted in a $42 million increase in our goodwill balance on the Consolidated Balance Sheet.

Note 10. Retirement Income and Other Postretirement Benefit Plans

Net Periodic Benefit Cost

The table below shows net periodic benefit cost for retirement income and other postretirement benefit plans.

Company-sponsored defined benefit plans. Within this category are 14 pension plans (Retirement Income Benefits), and several postretirement health-care and life insurance benefit arrangements (Other Postretirement Benefits). The table shows the components of net periodic benefit cost for these plans.

Other retirement plans. The Company also provides Retirement Income Benefits through contributions to multi-employer plans in accordance with collective bargaining agreements, and to defined contribution plans. The Company’s net periodic benefit cost with respect to these plans equals the amount it contributes.

We use a measurement date of the last day of our fiscal year. Amounts shown are in thousands.

	Retirement Income Benefits			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Company-sponsored defined benefit plans:
Service cost	$42,052	$38,779	$34,238	$1,457	$1,507	$1,741
Expected fee payments	7,021	2,902	3,021	375	375
Interest cost	93,998	90,528	87,589	5,619	8,706	10,785
Expected return on assets	(111,489)	(110,710)	(111,564)	—	—	—
Amortization of:
Net (gain) or loss	16,581	8,227	3,513	2,541	3,253	2,212
Prior service cost	4,364	4,293	5,153	(4,423)	(3,120)	(3,878)
Transition asset		(18)	(44)	—	—	—
Immediate loss recognition	1,692	—	—	—	—	799
Adjustments	—	—	(94)	—	—	—

Net periodic benefit cost	$54,219	$34,001	$21,812	$5,569	$10,721	$11,659

Other retirement plans:
Multi-employer plans	22,308	13,522	11,184
Defined contribution plans	12,374	11,742	12,189
Other	1,766	980	1,596

Net periodic benefit cost	$90,667	$60,245	$46,781	$5,569	$10,721	$11,659

The recent increase in net periodic benefit cost for our pension plans primarily reflects the decline in long-term interest rates. These rates are the basis for discounting future benefit payments into present values.

The recent decrease in net periodic benefit cost for other postretirement benefits reflects recently adopted plan design changes.

Actuarial Assumptions

Information reported for Company-sponsored defined benefit plans reflects assumptions about the future. These assumptions vary by plan, to reflect differences in investment policies, in the periods over which benefits will be paid, in expected compensation increases among covered employees and other differences. The following table summarizes the average values used for our plans, weighted by plan size. The assumption shown for a year is the rate in effect at year-end, except that the expected return on plan assets is the rate in effect at the beginning of the year.

	Retirement Income Benefits			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Discount rate	5.78%	5.94%	6.25%	5.50%	5.20%	6.25%
Expected return on plan assets	8.73%	8.74%	9.00%
Future compensation increases	3.95%	3.80%	3.80%
Health-care cost trend rate:
Initial Year				10.00%	9.25%	10.00%
Reducing to this percentage by the seventh year				5.00%	5.00%	5.00%

The discount rate is determined for the Company’s largest pension plan on the basis of an annual study that matches projected benefit payments with the yields on high-quality fixed-income investments maturing when those payments will be made. The discount rates for other plans are determined to be consistent with this result, reflecting differences in the expected timing of future payments. In general, discount rates at year-end 2005 are lower than at year-end 2004, due to the decrease in long-term interest rates during 2005. For plans where benefit payments are heavily weighted to the near future (such as postretirement health care benefits), the discount rate is higher as of the end of 2005 than as of the end of 2004, due to the increase in shorter-term interest rates during 2005.

The discount rate has a significant effect on the pension obligation and net periodic pension cost. In total, a 0.25% increase in the discount rate would reduce the projected benefit obligation by about $58.6 million and annual pension expense by about $6.7 million. A decrease in the discount rate of 0.25% would increase the projected benefit obligation by about $60.6 million and annual pension expense by about $6.8 million.

Another key assumption relates to life expectancy. This assumption was updated for all Company-sponsored plans as of the end of 2005 and is reflected in the benefit obligations shown as of that date. It will first impact net periodic benefit cost for 2006. The new mortality assumption is based on the RP-2000 Mortality Tables with projection of mortality improvement through 2006. These rates are applied so as to reflect the nature of the workforce (e.g., “white collar” or “blue-collar”). Previous results generally reflected the 1983 Group Annuitant Mortality tables, without projection.

The Company sets the expected long-term rate of return on assets for each tax-qualified (funded) pension plan it sponsors based on the plan’s investment policy and the expected long-term rate of return for each major asset class in which funds will be invested. Consideration is given to historical performance and current expectations of future long-term performance based on expected allocation of plan assets.

The probability that future retirees will elect to participate in the Company’s postretirement health care program was adjusted downward, to reflect recent experience as well as expectations based on the new plan design effective in 2005.

The health-care cost trend rate can have a significant effect on the amounts reported for Other Postretirement benefits. A one-percentage-point change in the rate would have the following effects (in thousands):

	One-Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost components in 2005	$345	$(295)
Effect on postretirement benefit obligation as of December 25, 2005	4,345	(4,177)

Net Prepaid (Accrued) Benefit Cost

The following table shows the annual reconciliation of the projected benefit obligation and the fair value of plan assets for our Company-sponsored defined benefit plans, and shows the development of the net prepaid or (accrued) benefit cost recognized in the Company’s Consolidated Balance Sheet. Amounts are in thousands.

	Retirement Income Benefits			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Change in projected benefit obligation
Benefit obligation, beginning of year	$1,577,736	$1,459,050	$1,289,876	$130,678	$166,109	$156,495
Service cost	42,052	38,779	34,238	1,457	1,507	1,741
Interest cost	93,998	90,528	87,589	5,619	8,706	10,785
Participant contributions	—	—	—	2,692	2,102	2,077
Amendments	(2,669)	28	414		(29,440)	(22,211)
Actuarial loss (gain)	80,957	54,432	107,484	(16,151)	(3,165)	34,325
Benefits paid	(66,605)	(65,081)	(60,551)	(17,433)	(16,832)	(17,103)
Effect of plan settlement	1,692
Prior Service Cost Adjustment					1,691
Acquisitions and divestitures	950			800

A: Benefit obligation, end of year	$1,728,111	$1,577,736	$1,459,050	$107,662	$130,678	$166,109

Change in fair value of plan assets
Plan assets, beginning of year	$1,314,150	$1,240,603	$1,045,143	$—	$—	$—
Actual return on plan assets	88,346	129,094	229,534	—	—	—
Company contributions*	16,880	12,495	29,730	14,741	14,730	15,026
Plan participants’ contributions				2,692	2,102	2,077
Benefits paid	(67,130)	(65,081)	(60,551)	(17,433)	(16,832)	(17,103)
Expenses paid*	(7,152)	(2,961)	(3,253)	—	—	—

B: Plan assets, end of year	$1,345,094	$1,314,150	$1,240,603	$—	$—	$—

Net prepaid (accrued) benefit cost
Funded status of plan: B – A	$(383,017)	$(263,586)	$(218,447)	$(107,662)	$(130,678)	$(166,109)
Unrecognized net actuarial loss	413,168	324,991	297,110	45,430	64,496	71,290
Unrecognized prior service cost	18,526	25,559	29,825	(42,418)	(46,840)	(22,211)
Unrecognized transition asset			(18)

Net prepaid (accrued) benefit cost	$48,677	$86,964	$108,470	$(104,650)	$(113,022)	$(117,030)

*	Including expenses paid directly by the Company.

Combining results for pension plans and other postretirement benefits, total underfunding, including the impact of expected future salary increases, rose from $394.3 million at the end of 2004 to $490.7 million at the end of 2005. This increase was primarily attributable to the decrease in long-term interest rates during 2005 and to revisions at the end of 2005 in the actuarial assumptions used to determine life expectancy and to reflect the impact of expected future salary increases.

Excluding obligations relating to non-qualified (unfunded) benefit plans, total underfunding, including the impact of expected future salary increases, increased from $199.6 million at the end of 2004 to $312.1 million at the end of 2005.

Significant Events

2005

•	Knight Ridder divested newspapers in Detroit, MI and Tallahassee, FL during 2005. Pension participants terminating service with the Company as a result of these transactions were entitled to special vesting and early retirement eligibility conditions. The Company recognized the full additional cost related to these special conditions ($950,000) in the determination of the gain on the sale of these newspapers for these transactions.

•	Knight Ridder acquired properties in Bellingham, WA, Boise, ID and Olympia, WA during 2005. The prior service of acquired employees is treated as service with Knight Ridder for purposes of future eligibility for postretirement health care benefits. The Company recognized the cost of this prior service recognition, $800,000, in its accounting for the transaction.

•	A reduction in force was completed in Philadelphia and San Jose in late 2005. The earlier-than-expected termination or retirement of affected employees increased the pension obligation in San Jose by $1,692,000; this increase was included in 2005 pension expense (immediate loss recognition). Philadelphia’s multi-employer pension contribution in 2005 included an additional $8.3 million in connection with the reduction in force.

•	Collective bargaining agreements reached during 2005 resulted in a decrease in future pension accruals for Guild-represented employees of the San Jose Mercury News. The changes reduced the benefit obligation at the end of 2005 by about $2.3 million and will reduce future pension expense by about $2.2 million per year.

2004

•	In mid-2004, the Company amended its postretirement benefit provisions to make changes effective January 1, 2005 to medical benefits for future retirees, medical benefits for certain existing retiree groups and to exchange existing retiree life insurance benefits for employer-funded Health Reimbursement Accounts. The net impact of these changes was to reduce the obligation by $29.4 million as of July 1, 2004 and to reduce expense for the third and fourth quarters of 2004 by $1.9 million in total.

•	Effective July 1, 2004 the Company also recognized the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Under the Act, beginning in 2006 the government will provide non-taxable subsidy payments to employers who maintain prescription drug benefits for retirees covered by Medicare, as long as those benefits are “actuarially equivalent” to the prescription drug benefits to be offered by Medicare. The Company will qualify for these payments. The impact was to reduce the obligation by an additional $9.2 million as of July 1, 2004, and to reduce expense for the third and fourth quarters of 2004 by an additional $600,000 in total.

2003

•	Certain changes to postretirement benefit provisions were made in late 2003. Retiree life insurance benefits were eliminated for substantially all employees retiring after January of 2004. There was no effect on the postretirement expense recorded for fiscal year 2003. The effect of these changes was to reduce the future benefit obligation by $20.5 million as of the beginning of 2004, and to reduce 2004 expense by $4.0 million.

Additional Minimum Liability

Unlike the projected benefit obligation, the accumulated benefit obligation (ABO) does not include the impact of expected future compensation increases on benefits earned for past service. Special balance sheet recognition of an additional minimum liability may be required in the case of a pension plan where the ABO exceeds the fair value of plan assets.

The additional minimum liability equals the excess, if any, of the plan’s ABO underfunding over the net accrued benefit cost otherwise recognized for the plan. If a prepaid benefit cost is otherwise recognized for the plan, the additional minimum liability equals the sum of the plan’s ABO underfunding and the prepaid cost.

The Company reflects the additional minimum liability in employment liabilities by recording an intangible asset equal to any not-yet-recognized projected benefit obligation attributable to past plan improvements (i.e. unamortized prior service cost), with the remainder recognized in stockholders’ equity as accumulated other comprehensive loss, net of deferred income taxes.

The following table shows the total projected benefit obligation, total accumulated benefit obligation and total fair value of plan assets as of the end of 2005 and the end of 2004 for all pension plans, and separately for those where the ABO exceeds the fair value of plan assets. Amounts are in thousands.

	All Plans		Plans Where ABO Exceeds Fair Value of Assets
	2005	2004	2005	2004
Projected benefit obligation	$1,728,110	$1,577,736	$1,728,110	$1,524,034
Accumulated benefit obligation	1,609,486	1,449,048	1,609,486	1,396,592
Fair value of plan assets	1,345,094	1,314,150	1,345,094	1,261,581

The following table shows amounts recognized in the Consolidated Balance Sheet as a result of the additional minimum liability provisions. Amounts are in thousands.

	2005	2004	2003
Prepaid benefit cost	$105,676	$139,064	$157,310
(Accrued) benefit cost	(56,998)	(52,100)	(48,841)
Net prepaid (accrued) benefit cost	$48,678	$86,964	$108,470
Additional minimum liability	$(313,263)	$(209,011)	$(150,523)
Deferred tax asset	110,346	68,552	47,569
Intangible pension asset	22,879	28,612	23,336
Accumulated other comprehensive loss	$180,037	$111,847	$79,619

In addition, we reflected our share of the Seattle Times Company’s and SP Newsprints’ minimum pension liability by recording a decrease in our investment in the unconsolidated subsidiaries, and by recognizing an Accumulated Other Comprehensive Loss, net of tax effect, of $4.8 million as of the end of 2005, and $23.2 million as of the end of 2004.

Investment Policy

The following table shows the aggregated asset allocation for funded pension plans at the end of 2005 and 2004, and the weighted average target allocation range by asset category.

Asset Category	Target Allocation Range	Percentage of Assets at Year End
		2005	2004
Equity securities	40% - 70%	65%	68%
Debt securities	23% - 45%	33%	28%
Real estate	0% - 8%	1%	3%
Other	0% - 10%	1%	1%

Total		100%	100%

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

The funds do not hold Knight Ridder securities (common stock or other) directly or in separately managed accounts.

Expected Cash Flows

The following table shows the aggregate expected employer contribution for 2006, and aggregate expected benefit payments for the next ten years with respect to Company-sponsored defined benefit plans. Amounts are in thousands.

	Retirement Income Benefits		Other Postretirement benefits
	Funded Plans	Unfunded Plans
Expected employer contributions, 2006	$11,037	$3,390	$15,341
Benefit Payments:
2006	$65,535	$3,390	$15,341
2007	68,232	3,535	12,594
2008	72,140	3,728	8,468
2009	75,962	3,917	7,093
2010	80,609	4,098	7,016
2011-2015	498,282	23,636	35,364

Knight Ridder makes contributions to its funded pension plans, and benefits are paid from plan assets. In the case of unfunded retirement income plans and other postretirement benefits, Knight Ridder pays benefits directly to participants.

Note 11. Quarterly Operations (Unaudited)

The newspaper business is seasonal, with the strongest advertising revenue coming in the fourth quarter, followed (at some distance) by the second—and then by the remaining two. Classified advertising revenue in the past has been a reflection of the overall economy and has not been significantly affected by seasonal trends. The following table summarizes our quarterly results of operations (in thousands, except per share data):

		Quarter
	Description	First	Second	Third	Fourth
2005	Operating revenue	$711,775	$748,515	$723,841	$819,861
	Operating income	105,103	137,507	96,250	154,661
	Income from continuing operations	57,078	70,932	43,637	83,347
	Gain from sale of discontinued operations	—	—	207,853	—
	Income from discontinued operations	3,421	3,464	1,707	—
	Net income	60,499	74,396	253,197	83,347
	Earnings per share:
	Basic –
	Income from continuing operations	$0.75	$0.96	$0.62	$1.24
	Gain from sale of discontinued operations	—	—	2.94	—
	Income from discontinued operations	0.05	0.05	0.02	—
	Net income	0.80	1.01	3.58	1.24
	Diluted –
	Income from continuing operations	$0.75	$0.95	$0.61	$1.24
	Gain from sale of discontinued operations	—	—	2.92	—
	Income from discontinued operations	0.05	0.05	0.02	—
	Net income	0.79	1.00	3.56	1.24
2004	Operating revenue	$698,460	$739,415	$707,967	$795,472
	Operating income	104,105	141,192	126,474	168,564
	Income from continuing operations	51,667	77,778	72,248	96,978
	Income from discontinued operations	4,270	8,485	4,631	10,186
	Net income	55,937	86,263	76,879	107,164
	Earnings per share:
	Basic –
	Income from continuing operations	$0.66	$0.99	$0.94	$1.26
	Income from discontinued operations	0.05	0.11	0.06	0.13
	Net income	0.71	1.10	1.00	1.39
	Diluted –
	Income from continuing operations	$0.64	$0.97	$0.93	$1.25
	Income from discontinued operations	0.05	0.11	0.06	0.13
	Net income	0.70	1.08	0.99	1.38

In the third quarter of 2005, we recognized a $207.9 million gain on the sale of our Detroit and Tallahassee operations, net of income taxes of $127.4 million. Additionally, we reclassified income from these discontinued operations of $8.5 million, $27.6 million and $21.9 million, net of income taxes of $5.9 million, $17.3 million and $16.3 million, for fiscal 2005, 2004 and 2003, respectively. The transactions associated with these discontinued operations were completed in the third quarter of 2005.

Note 12. Accumulated Other Comprehensive Loss

A minimum pension liability adjustment is required when the actuarial present value of accumulated pension benefit obligation exceeds the fair value of plan assets and accrued pension liabilities, less prepaid pension expenses and allowable intangible assets. Minimum pension liability adjustments, net of income taxes, are recorded as a component of other comprehensive loss.

The following table presents the balances of accumulated other comprehensive loss for 2005 and 2004 as shown in the Statement of Shareholders’ Equity (in thousands):

	2005	2004
Additional minimum pension liability, net of tax	$180,037	$111,847
Additional minimum pension liability of unconsolidated companies, net of tax	4,787	23,173
Unrealized loss on derivative instruments of unconsolidated company, net of tax	68	1,040

Total accumulated other comprehensive loss	$184,892	$136,060

The additional minimum pension liability of unconsolidated subsidiaries includes $4.5 million as of December 25, 2005 for the Seattle Times and $255,000, for SP Newsprint (net of tax of $156,000). For the year ended December 26, 2004, the additional minimum pension liability was $4.7 million $294,000 and $18.2 million (net of tax of $11.2 million) for the Seattle Times, SP Newsprint and the Detroit Newspaper Agency, respectively. The unrealized loss on derivative instruments of unconsolidated subsidiaries relates to interest rate swap agreements for the Seattle Times and is net of tax of $364,000 as of December 26, 2004.

Note 13. Commitments and Contingencies

Lease commitments

We lease office and warehouse space under noncancelable lease agreements with expiration dates ranging from 2006 through 2051. Certain leases include renewal provisions at our option and require us to pay for certain common area maintenance and other costs.

At December 25, 2005, we had lease commitments of approximately $92.4 million, as follows (in thousands):

2006	$22,918
2007	18,682
2008	14,068
2009	8,914
2010	7,080
Thereafter	20,753

Total	$92,415

Payments under the lease contracts were $25.3 million in 2005, $25.1 million in 2004 and $25.3 million in 2003.

Employee Labor Arrangements

We have approximately 18,500 full time equivalent employees. About 30% are represented by 63 local unions and work under multi-year collective bargaining agreements. Individual newspapers that have one or more collective bargaining agreements are in Akron, Boise, Duluth, Fort Wayne, Grand Forks, Kansas City, Lexington, Monterey, Olympia, Philadelphia, St. Paul, San Jose, State College, Superior and Wichita. These agreements are renegotiated in the years in which they expire. During 2006, there will be negotiations for new collective bargaining agreements in Akron, Boise, Kansas City, Lexington, Philadelphia, St. Paul, San Jose, State College, Superior and Wichita, representing approximately 3,100 employees.

Agreements with Officers and Others

The Compensation Committee of the Board of Directors authorized us to enter into income security agreements with certain key executives designated by the Committee. Participants are entitled to receive the following, if after a change in control (as defined in the agreements), an executive’s employment is terminated for any reason other than (a) death, (b) disability, (c) cause, or (d) resignation by the participant for any reason other than good reason, each as defined in the agreement:

•	Lump sum cash severance payment equal to three times the greater of (i) the sum of the salary and cash bonus payable to the participant for the last full calendar year preceding the severance payment or (ii) the sum of the participant’s annualized salary and the maximum cash bonus the participant could have earned for the then current calendar year.

•	Three years of life insurance and health plan coverage.

•	Accelerated vesting of stock issued and stock options granted, in accordance with the provisions of Knight Ridder’s Employee Equity Incentive Plan.

•	A gross-up payment for any excise taxes related to the above compensation.

Incentive Compensation Plans

The Board of Directors approved and adopted a cash-based long-term incentive plan in 2003. The plan is intended to motivate and reward executives for achieving total shareholder return (TSR) equal to or greater than the median TSR of the companies in our comparison group. Under the plan, participants were selected to participate in the plan prior to the commencement of the three-year performance period ending December 2005; however, participants may be added to the plan as long as there is at least one year remaining in the performance period. Participants are eligible to receive a cash award at the end of each performance period if certain specified performance targets are achieved.

For the three-year plan ended in December 2005, we recognized compensation expense of $13.7 million, $4.8 million and $5.5 million for 2005, 2004 and 2003, respectively, totaling $24.0 million accrued under the current plan. The accrued compensation represents 100% of the maximum payout, based on our meeting the plan requirements as of the end of the three-year period. For a description of the newly created LTIP Plan and the Transitional Plan, please refer to Note 6.—Capital Stock.

The Compensation Committee determined at its December 16, 2005 meeting that the bonus target for 2006 for the Chief Executive Officer should be increased to 95% of salary from 85% of salary for 2005. The Compensation Committee also amended the Knight Ridder Annual Incentive Plan (Bonus Plan) to allow the Compensation Committee to set bonus targets for our Senior Vice Presidents outside of the 50% limit prescribed by the Bonus Plan. The Compensation Committee determined that bonus targets for 2006 for our Senior Vice Presidents, should be increased to 60% of salary from 50% of salary for 2005.

Participants in the MBO bonus plan may defer a portion or the entire amount due, subject to IRS guidelines and net of certain taxes. The deferred amounts are fully funded. As of 2005 and 2004, we showed a liability of $38.2 million and $36.8 million, respectively, for amounts deferred, with a corresponding asset, both classified as non-current.

Self-insurance and deductibles on casualty insurance

We are self-insured for the majority of our health insurance costs, including claims filed and claims incurred but not reported. We also have deductibles of up to $1 million on various casualty insurance programs, which we have determined to be adequate for the type of risk. We estimate the liability under our health insurance and casualty programs on an actuarial undiscounted basis using individual case-based valuations and statistical analysis that are based upon judgment and historical experience. The final cost of many of these claims may not be known for several years, however. We rely on the advice of consulting actuaries and administrators in determining an adequate liability for self-insurance claims. At December 25, 2005 and December 26, 2004, self-insurance and casualty insurance accruals totaled $75.7 million and $72.6 million, respectively. In connection with our insurance program, letters of credit totaling $56.5 million are required to support certain projected workers’ compensation obligations. As a requirement of our 2006 insurance renewal the letters of credit will be increased by $3.8 million on April 1, 2006 and another $3.8 million on July 1, 2006 for a total of $64.1 million. We continuously review the adequacy of our insurance coverage.

Rebate reserve

We record accruals for customer rebates in the period the advertisement is published, based upon contractual obligations and historical experience. These accruals may increase or decrease if future rebates differ from historical experience. In accordance with advertising contracts, if a customer does not meet the required contractual spending levels, we have the right to “short rate” the customer. Short rate means that a customer may be charged a higher rate for their actual volume. Rebates are recognized as a reduction of revenue. As of December 25, 2005 and December 26, 2004, our rebate reserve totaled $7.4 million and $8.7 million, respectively.

Purchase and sales commitments

We have ongoing purchase commitments with SP Newsprint and Ponderay, our two newsprint mill investments. These future commitments are for the purchase of a minimum of $53.2 million and $17.6 million of newsprint in 2006 with SP Newsprint and Ponderay, respectively, at current market prices. We have the resources necessary to fulfill these commitments in 2006.

Legal matters

We are involved in litigation and administrative proceedings, primarily libel and copyright infringement actions, bankruptcy proceedings involving the company’s advertisers, and environmental and other legal proceedings that have arisen in the ordinary course of business. In the opinion of management, our liability, if any, under any pending litigation or administrative proceedings, including the Multi-District Litigation described below, will not materially affect our consolidated financial position or results of operations.

Knight Ridder’s wholly-owned subsidiary, MediaStream, Inc. (MediaStream), was named as one of a number of defendants in two separate class action lawsuits that were consolidated with one other similar lawsuit by the Judicial Panel on Multi-District Litigation under the caption “In re Literary Works in Electronic Databases Copyright Litigation,” M.D.L. Docket No. 1379 (the “Multi-District Litigation”). The two lawsuits originally filed against MediaStream in September 2000 were: The Authors Guild, Inc. et al. v. The Dialog Corporation et al., and Posner et al. v. Gale Group Inc. et al. These lawsuits were brought by or on behalf of free-lance authors who alleged that the defendants infringed plaintiffs’ copyrights by making plaintiffs’ works available on databases operated by the defendants. The plaintiffs sought to be certified as class representatives of all similarly situated free-lance authors. In September 2001, the plaintiffs submitted an amended complaint, which named Knight Ridder as an additional defendant and made reference to Knight Ridder Digital. Plaintiffs in the Multi-District Litigation claimed actual damages, statutory damages and injunctive relief, among other remedies.

The two lawsuits were initially stayed pending disposition by the U.S. Supreme Court of New York Times Company et al. v. Tasini et al., No. 00-21. On June 25, 2001, the Supreme Court ruled that the defendants in Tasini did not have a privilege under Section 201 of the Copyright Act to republish articles previously appearing in print publications absent the author’s separate permission for electronic republication. Thereafter, the judge in the Multi-District Litigation ordered the parties to try to resolve the claims through mediation, which commenced in November 2001. After years of settlement discussions, the parties entered into a settlement agreement, which was finally approved by the U.S. District Court for the Southern District of New York on September 27, 2005.

The settlement agreement creates a settlement pool of a minimum of $10 million ($1 million of which was contributed in the form of published notice of the settlement by participating newspaper publishers) up to a maximum of $18 million. $5 million of that settlement pool would be funded by all database company defendants with the balance funded by each participating newspaper publisher based on claims submitted by plaintiffs for works authored by them and published by that newspaper publisher. Our exposure under that settlement is expected to be offset by insurance coverage. The settlement has been challenged and is currently pending before the U.S. Second Circuit Court of Appeals. We are optimistic that the trial court’s final order approving the settlement will be affirmed by the Second Circuit.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Knight-Ridder, Inc.
(Registrant)

Dated:	March 8, 2006	By:	/s/ P. Anthony Ridder
P. Anthony Ridder
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signer	Title	Date

	/s/ P. Anthony Ridder	Principal Executive Officer	March 8, 2006
Chairman and Chief Executive Officer

	/s/ Steven B. Rossi	Principal Financial Officer	March 8, 2006
Senior Vice President/Finance and Chief Financial Officer

	/s/ Gary R. Effren	Principal Accounting Officer	March 8, 2006
Vice President/Finance

	Mark A. Ernst*	Director
	Kathleen Foley Feldstein*	Director
	Thomas P. Gerrity*	Director
	Ronald D. Mc Cray*	Director
	Pat Mitchell*	Director
	M. Kenneth Oshman*	Director
	Vasant Prabhu*	Director
	Gonzalo F. Valdes-Fauli*	Director
	John E. Warnock*	Director

The Board of Directors

*By	/s/ Steven B. Rossi
Steven B. Rossi
Attorney-in-fact
March 8, 2006

Exhibit Index

Exhibits marked with an asterisk are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K. Unless otherwise indicated, all other documents listed are filed with this report.

Exhibit	Description
2.1	Redemption Agreement among Detroit Free Press, Incorporated, The Detroit News, Inc. and Detroit Newspaper Agency, dated August 3, 2005, is incorporated by reference to Registrant’s Report on Form 8-K, filed August 9, 2005.

2.2	Partnership Interest Purchase Agreement among Detroit Free Press, Incorporated, The Detroit News, Inc., Gannett Co., Inc. and Knight-Ridder, Inc., dated August 3, 2005, is incorporated by reference to Registrant’s Report on Form 8-K, filed August 9, 2005.

2.3	Stock Purchase Agreement among Knight-Ridder, Inc., Detroit Free Press, Incorporated, and MediaNews Group, Inc., dated August 3, 2005, is incorporated by reference to Registrant’s Report on Form 8-K, filed August 9, 2005.

2.4	Asset Exchange Agreement by and among Gannett Co., Inc., Gannett Satellite Information Network, Inc., Des Moines Register and Tribune Company, Media West-FPI, Inc., Federated Publications, Inc., Knight-Ridder, Inc., KR U.S.A., Inc., Knight Ridder Digital and Tallahassee Democrat, Inc., dated August 3, 2005, is incorporated by reference to Registrant’s Report on Form 8-K, filed August 9, 2005.

3.1	Amended and Restated Articles of Incorporation of Registrant (amended and restated as of February 3, 1998), are incorporated by reference to the Registrant’s Report on Form 10-K filed March 13, 1998.

3.2	Bylaws of Registrant (as amended to date) is incorporated by reference to the Registrant’s Report on Form 8-K filed November 14, 2005.

4.1	Indenture, dated as of February 15, 1986, between Registrant and Manufacturers Hanover Trust Company, as Trustee, is incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-3 (No. 33-28010).

4.2	First Supplemental Indenture, dated as of April 15, 1989, to the Indenture, dated as of February 15, 1986, between Registrant and Chase Manhattan Bank (as successor to Manufacturers Hanover Trust Company), as Trustee, is incorporated by reference to the Registrant’s Report on Form 8-K, filed April 30, 1989

4.3	Rights Agreement, dated as of June 21, 1996, between Registrant and Chase Mellon Shareholder Services, LLC, is incorporated by reference to the Registrant’s Report on Form 8-K filed July 10, 1996.

4.4	First Amendment to Rights Agreement, dated as of July 25, 2000, between Registrant and Chase Mellon Shareholder Services, LLC. As Rights Agent, is incorporated by reference to the Registrant’s Report on Form 8-A/A filed August 10, 2000.

4.5	Indenture, dated as of November 4, 1997, between Registrant and The Chase Manhattan Bank of New York, as Trustee, is incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-37603).

4.6	First Supplemental Indenture, dated as of June 1, 2001, between Registrant; The Chase Manhattan Bank of New York, as original Trustee; and The Bank of New York, as series Trustee, is incorporated by reference to Exhibit 4 to the Registrant’s Report on Form 8-K filed June 1, 2001.

4.7	Second Supplemental Indenture, dated as of November 1, 2004, among Registrant, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as trustee, and The Bank of New York Trust Company, N.A., as series trustee for the Notes is incorporated by reference to the Registrant’s Report on Form 8-K filed on November 4, 2004.

4.8	Third Supplemental Indenture, dated as of August 16, 2005, among the Company, JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank), as trustee, and The Bank of New York Trust Company, N.A., as series trustee for the Notes is incorporated by reference to the Registrant’s Report on Form 8-K filed on August 22, 2005.

10.1	Registrant’s Employee Stock Option Plan (as amended through January 28, 2003) is incorporated by referenced to the Registrant’s Report on Form 10-K filed on March 5, 2003.*

10.2	Registrant’s Compensation Plan for Nonemployee Directors (as amended through April 22, 2003) is incorporated by reference to Exhibit 99 to the Registrant’s Registration Statement on Form S-8 filed November 26, 2003 (No. 333-110794).*

10.3	Registrant’s Annual Incentive Plan (as amended and restated effective as of January 1, 2004).*

10.4	Registrant’s Long-Term Incentive Plan (as adopted effective as of January 1, 2003) is incorporated by referenced to the Registrant’s Report on Form 10-K filed March 5, 2003.*

10.5	Executive Officer’s Retirement Agreement dated as of December 19, 1991, is incorporated by reference to the Registrant’s Form 10-K filed March 23, 1994.*

10.6	Form of Amended and Restated Executive Income Security Agreement (as amended effective as of January 29, 2006) is incorporated by reference to the Registrant’s Form 8-K filed February 2, 2006.*

10.7	Registrant’s Annual Incentive Deferral Plan (effective as of November 1, 1996) is incorporated by reference to the Registrant’s Form 10-K filed March 29, 2002.*

10.8	First Amendment to the Knight-Ridder, Inc. Annual Incentive Deferral Plan is incorporated by reference to the Registrant’s Form 10-K filed March 29, 2002.*

10.9	Second Amendment to the Knight-Ridder, Inc. Annual Incentive Deferral Plan (as amended effective as of January 1, 2000) is incorporated by reference to the Registrant’s Form 10-K filed March 29, 2002.*

10.10	Third Amendment to the Knight-Ridder, Inc. Annual Incentive Deferral Plan (as amended effective October 1, 2001) is incorporated by reference to the Registrant’s Form 10-K filed March 29, 2002.*

10.11	Commercial Paper Dealer Agreement dated as of December 13, 2004, between Registrant, as Issuer and SunTrust Capital Markets, Inc., as Dealer is incorporated by reference to the Registrant’s Report on Form 8-K filed on December 17, 2004.

10.12	Knight-Ridder, Inc. Employee Equity Incentive Plan, as restated and amended by the Compensation Committee and Board of Directors on February 1, 2005 and approved by the Shareholders on April 26, 2005 is incorporated by reference to the Registrant’s Report on Form 8-K filed on May 2, 2005.*

10.13	Form of Stock Option Grant Under Knight-Ridder, Inc. Employee Equity Incentive Plan is incorporated by reference to the Registrant’s Report on Form 8-K filed on December 22, 2005.*

10.14	Form of Restricted Stock Unit Agreement Under Knight-Ridder, Inc. Employee Equity Incentive Plan (operating profit condition and four-year vesting) is incorporated by reference to the Registrant’s Report on Form 8-K filed on December 22, 2005.*

10.15	Form of Restricted Stock Unit Agreement Under Knight-Ridder, Inc. Employee Equity Incentive Plan (total shareholder return relative to peer companies condition and three-year cliff vesting) is incorporated by reference to the Registrant’s Report on Form 8-K filed on December 22, 2005.*

10.16	Knight Ridder Long-Term Incentive Transition Plan (as adopted effective January 1, 2006) is incorporated by reference to the Registrant’s Report on Form 8-K filed on December 22, 2005.*

10.17	Knight Ridder Annual Incentive Plan, as amended and restated effective January 1, 2006 is incorporated by reference to the Registrant’s Report on Form 8-K filed on December 22, 2005.*

10.18	Employment Agreement between Knight Ridder and Karen Stevenson, dated February 6, 2006.

12	Computation of earnings-to-fixed-charges ratio.

14	Registrant’s Code of Business Ethics (as amended through January 27, 2004) is incorporated by reference to Exhibit 14 to the Registrant’s Report on Form 8-K filed February 2, 2004.

21	Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and Rule 15d-14(b)of the Securities Exchange Act, as amended.

*	Denotes a management contract or compensatory plan or arrangement.

Schedule II

Item 15(d)

Knight-Ridder, Inc. and Subsidiaries

Valuation and Qualifying Accounts

For the Three Years Ended December 25, 2005

(in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses (1)	Deductions (2)	Balances at End of Period
Year ended December 25, 2005
Accounts receivable –
Allowance for bad debts	$17,143	$19,403	$19,795	$16,751
Reserve for adjustments	6,844	12,602	12,481	6,965
Accrued expenses and other liabilities –
Reserve for rebates	8,676	8,753	10,040	7,389

	$32,663	$40,758	$42,316	$31,105

Year ended December 26, 2004
Accounts receivable –
Allowance for bad debts	$18,857	$16,886	$18,600	$17,143
Reserve for adjustments	5,388	11,728	10,272	6,844
Accrued expenses and other liabilities –
Reserve for rebates	10,824	15,704	17,852	8,676

	$35,069	$44,318	$46,724	$32,663

Year ended December 28, 2003
Accounts receivable –
Allowance for bad debts	$20,076	$19,230	$20,449	$18,857
Reserve for adjustments	5,277	5,408	5,297	5,388
Accrued expenses and other liabilities –
Reserve for rebates	14,321	14,448	17,945	10,824

	$39,674	$39,086	$43,691	$35,069

1.	Additions in 2005 include the beginning balances from the August 2005 acquisition of newspapers in Boise, Olympia and Bellingham.
2.	Deductions in 2005 include the August 2005 disposition of Tallahassee.

S-1