Form 10-K/A
period 2005-12-25
KNIGHT RIDDER INC
filed 2006-04-14
CIK 205520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 25, 2005       COMMISSION FILE NUMBER 1-7553

                              KNIGHT-RIDDER, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              FLORIDA                                  38-0723657
  ---------------------------------       --------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

    50 WEST SAN FERNANDO STREET
            SUITE 1500
           SAN JOSE, CA                                    95113
----------------------------------------                   -----
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (408) 938-7700

Securities registered pursuant to Section 12(b) of the Act:

        TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
        -------------------           -----------------------------------------
COMMON STOCK, $0.02 1/12 PAR VALUE            NEW YORK STOCK EXCHANGE
  PREFERRED SHARE PURCHASE RIGHTS

     Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):
Yes  [   ] No  [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ] No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer [ X ] Accelerated Filer [ ]Non-accelerated filer [ ]

The aggregate market value of voting stock, which consists solely of shares of common stock held by non-affiliates of the registrant, was approximately $3.6 billion as of June 24, 2005 (computed by reference to the closing price as reported by the New York Stock Exchange).

The registrant had 67,690,269 shares of common stock (par value $0.02 1/12 per share), net of treasury stock, issued and outstanding as of March 31, 2006.

                                EXPLANATORY NOTE

     This amendment on Form 10-K/A (Amendment No. 1) amends our annual report on Form 10-K for the fiscal year ended December 25, 2005, as filed with the Securities and Exchange Commission on March 9, 2005, and is being filed to include the information required by Part III of Form 10-K. The information required by Items 10-14 of Part III are no longer being incorporated by reference to our Proxy Statement. This amendment is not intended to update other information presented in this annual report as originally filed.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following tables include certain information regarding the Company's directors and executive officers. Unless otherwise indicated, the age of each director and executive officer listed below is as of April 14, 2006. Each of the directors serves a three-year term, with the terms for Messrs. Mc Cray and Oshman and Ms. Mitchell expiring in 2006, Ms. Feldstein and Messrs. Gerrity and Valdes-Fauli expiring in 2007, and Messrs. Ernst, Prabhu, Ridder and Warnock expiring in 2008. The Board has determined that each member of the Audit Committee is "independent" and "financially literate" in accordance with the listing standards of the NYSE, and, in accordance with SEC and NYSE requirements, meets additional independence standards applicable to audit committee members. In addition, the Board has determined that Messrs. Ernst and Prabhu are "audit committee financial experts" as defined under by SEC rules. There are no family relationships among our directors or executive officers.

DIRECTORS

NAME            AGE        RECENT POSITIONS HELD AS OF APRIL 14, 2006

P. Anthony       65        Mr.  Ridder  has been  Chairman  of the  Management
Ridder                     Committee  and  Chairman  and CEO of Knight  Ridder
                           since 1995. He served as President from 1989 to 1995 and president of the Newspaper Division from 1986 to 1995. He was Publisher of the San Jose
                           Mercury News from 1977 to 1986.  Mr.  Ridder is the
                           Chair of the Executive Committee of the Board and a member of the Environmental Affairs Committee.

Mark A. Ernst    47        Mr.  Ernst has served as a director  of the Company
                           since   2004   and  is  a  member   of  the   Audit
                           Committee.  Mr.  Ernst  served as  Chairman  of the
                           Board of Directors  of H&R Block,  Inc., a provider
                           of   tax   preparation,   mortgage   services   and
                           financial products and services,  since 2002, Chief
                           Executive  Officer  since  2001,   President  since
                           1999,  Chief Operating  Officer from September 1998
                           through  December 2000 and Executive Vice President
                           from September 1998 until September 1999.  Prior to
                           joining  H&R  Block,  Inc.  Mr.  Ernst  served as a
                           senior  executive  with American  Express  Company.
                           Mr.  Ernst is a  director  of Great  Plains  Energy
                           Incorporated   and  a  member   of  the   board  of
                           directors of numerous civic organizations.

Kathleen Foley   65        Ms.  Feldstein  has  served  as a  director  of the
Feldstein                  Company since 1998, is the Chair of the  Nominating
                           and Corporate Governance Committee and is a member of the Audit Committee. Ms. Feldstein has served as President of Economics Studies, Inc., a private consulting firm, since 1987. She serves as a director of BellSouth Corporation and BlackRock
                           Closed End Mutual Funds. She is also a Trustee of the Committee for Economic Development, the Museum of Fine Arts, Boston and McLean Hospital.

Thomas P.        64        Mr.  Gerrity  has  served  as  a  director  of  the
Gerrity                    Company   since   1998  and  is  a  member  of  the
                           Nominating  and  Corporate  Governance   Committee.
                           Mr.  Gerrity has served as Professor of  Management
                           at  the  Wharton   School  of  the   University  of
                           Pennsylvania  since  1990 and  served  as Dean from
                           1990 to 1999.  Mr.  Gerrity serves as a director of
                           CVS  Corporation,   Fannie  Mae,  Sunoco,  Hercules
                           Incorporated and Internet Capital Group, Inc.

Ronald D.        48        Mr.  Mc Cray  has  served  as  a  director  of  the
Mc Cray                    Company    since   2003  and   is   a   member   of
                           the   Nominating   and     Corporate     Governance
                           Committee     and   the    Environmental    Affairs
                           Committee. Mr. Mc Cray has served as Senior    Vice
                           President   -   Law   and  Government  Affairs   of
                           Kimberly-Clark  Corporation,  a  global  health and
                           hygiene  company  which  produces  tissue, personal
                           care  and  health  care  products, since  2003.  He
                           is   responsible   for  global   strategic,   legal
                           management,  corporate   governance  and   internal
                           audit  matters.  Mr.  Mc Cray  has held  a  variety
                           of   positions   with  Kimberly-Clark  since  1987,
                           including Vice President/Associate General Counsel and Secretary from 2001 to 2003, Vice President/
                           Chief Counsel and Secretary from 1999 to 2001, Vice
                           President  and  Chief Counsel (Latin  American  and
                           Neenah Operations) from 1996 to 2001. He is also a member of the Council on Foreign Relations.

Patricia         63        Ms.  Mitchell  has  served  as a  director  of  the
Mitchell                   Company   since   2002,   is  the   Chair   of  the
                           Environmental  Affairs  Committee  and is a  member
                           of  the  Compensation  Committee.  Ms. Mitchell has
                           served   as  the   President  and  Chief  Executive
                           Officer of the Museum of Television and Radio since
                           March 2006, and previously served  as the President
                           and   Chief   Executive  Officer   of  the   Public
                           Broadcasting Service from 2000 to 2006. Prior to that she served as President of CNN Productions and Time Inc. Television at Time Warner from 1992 to 2000. Ms. Mitchell serves as a director of Bank of America Corporation and is a member of the Board of Trustees of the Sundance Institute and the Women's Leadership Advisory Council of the Kennedy
                           School of Government.

M. Kenneth       65        Mr.  Oshman has served as a director of the Company
Oshman                     since  1996, is  the  Chair  of  the   Compensation
                           Committee and   is a member of the  Nominating  and
                           Corporate Governance  Committee  and  the Executive
                           Committee.  Since  1989, Mr.  Oshman has  served as
                           Chairman  and  Chief Executive  Office  of  Echelon
                           Corporation,   a    networking   company  providing
                           hardware   and   software   products   that  enable
                           everyday devices to connect to each other and the Internet. Mr. Oshman co-founded Rolm Corporation in 1969 and served as Chief Executive Officer, President and Director until Rolm's merger with IBM in 1984. From 1984 to 1986, Mr. Oshman served as a vice president of IBM. He is also a director of Sun Microsystems, Inc.

Vasant Prabhu    46        Mr.  Prabhu has served as a director of the Company
                           since  2003 and is a member of the Audit  Committee
                           and the  Compensation  Committee.  Mr.  Prabhu  has
                           served  as  Executive   Vice  President  and  Chief
                           Financial  Officer  of  Starwood  Hotels &  Resorts
                           Worldwide,  Inc.,  a  hotel  and  leisure  company,
                           since January 2004.  Previously,  Mr. Prabhu served
                           as   Executive   Vice   President/Chief   Financial
                           Officer and  President/E-Commerce  of Safeway, Inc.
                           from     2000      through      December      2003,
                           President/Information    and    Media    Group   at
                           McGraw-Hill Companies from 1998 to 2000, and in various finance roles at PepsiCo, Inc. from 1992 to 1998.

Gonzalo F.       59        Mr.  Valdes-Fauli  has served as a director  of the
Valdes-Fauli               Company  since  1992,  is the  Chair  of the  Audit
                           Committee  and  is a  member  of  the  Compensation
                           Committee.    Mr.   Valdes-Fauli   is   a   retired
                           Vice-Chairman of Barclays  Capital,  the investment
                           banking   division   of  Barclays   Bank,   London,
                           England.  Mr.  Valdes-Fauli  served  as a member of
                           the management  committee of Barclays  Capital from
                           1988 to  2001.  He was  Group  Chief  Executive  of
                           Barclays  Bank Latin  America from 1988 to 2001. He
                           is  a  director  of  Blue   Cross/Blue   Shield  of
                           Florida,  director  of  Gildan  Activewear,   Inc.,
                           Chairman  of the Board of  Directors  of  Broadspan
                           Capital,   LLC  and  Chairman  of  Banco  Republic,
                           Dominican Republic. Mr. Valdes-Fauli is a Trustee of the University of Miami.

John E. Warnock  65        Mr.  Warnock  has  served  as  a  director  of  the
                           Company   since   2001  and  is  a  member  of  the
                           Nominating and Corporate  Governance  Committee and
                           the Environmental  Affairs  Committee.  Mr. Warnock
                           is a founder of Adobe  Systems,  Inc.,  a developer
                           of software solutions for network  publishing,  and
                           has  served  as  Chairman  from 1989 to 1997 and as
                           Co-Chairman  since  1997.  Mr.  Warnock  served  as
                           Chief  Executive  Officer  of Adobe  Systems,  Inc.
                           from   1982   through   December   2000  and  Chief
                           Technical  Officer  from  December  2000  to  March
                           2001.  Mr.  Warnock  is a director  of Salon  Media
                           Group,  Inc.  and a member of the Board of Trustees
                           of  the   American   Film   Institute   and  Folger
                           Shakespeare Library.

EXECUTIVE OFFICERS

NAME            AGE        RECENT POSITIONS HELD AS OF APRIL 14, 2006

Marshall         57        Mr.   Anstandig   joined   us  in   1998   as  Vice
Anstandig                  President/Senior  Labor and Employment  Counsel. He
                           previously served as a partner in the law firm of Brown & Bain, P.A. from 1996 to 1998.

Art Brisbane     55        Mr.  Brisbane   has  served  as  our  Senior   Vice
                           President   since   January  2005.   He  previously
                           served  as   Publisher  of  The  Kansas  City  Star
                           from 1997 to 2004 and Editor from 1992 to 1997.

Mary Jean        53        Ms.   Connors   has  served  as  our  Senior   Vice
Connors                    President  since  2003.  She  previously  served as
                           Senior Vice President/Human  Resources from 1996 to
                           2003.  Before  that,  she was Vice  President/Human
                           Resources from 1989 to 1996

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

Gary R. Effren   50        Mr.    Effren    has    served    as    our    Vice
                           President/Finance  since January 2005.  Previously,
                           Mr. Effren served as Senior Vice President/Finance and Chief Financial Officer from 2001 to 2004, and
                           Vice President/Controller from 1995 to 2001.

Paula Lynn       51        Ms.  Ellis  joined  us in  December  2004  as  Vice
Ellis                      President/Operations.   She  previously  served  as
                           Publisher of The (Myrtle Beach, S.C.) Sun News from 1997 to 2004.

Carole Leigh     49        Ms.  Hutton  joined  us in  September  2005 as Vice
Hutton                     President/News.  She previously served as Publisher
                           and Editor of the Detroit Free Press from 2004 to 2005; as Executive Editor from 2002 to 2003; and as Managing Editor from 1996 to 2002.

Polk Laffoon IV  60        Mr. Laffoon  has  served  as  our  Vice  President/
                           Corporate    Relations  since  1994  and  Corporate
                           Secretary since 1999.

Tally C. Liu     55        Mr.  Liu became  our Vice President/Internal  Audit
                           in   2002.   He   previously   served   as   Senior
                           Vice  President/Finance  and  Operations  of Knight
                           Ridder Digital, the Company's Internet operation, from 2000 to 2002 and Vice President/Finance of the Company from 1990 to 2000.

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

Larry D.         52        Mr.  Marbert  has  served  as  our Vice  President/
Marbert                    Production and Facilities since 1998.

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

Steven B. Rossi  56        Mr.  Rossi   has   served   as  our   Senior   Vice
                           President   and   Chief  Financial   Officer  since

                           January 2005. He previously served as President/ Newspaper Division from 2001 to 2004, Senior Vice President/Operations from 1998 to 2001 and Executive Vice President and General Manager of Philadelphia Newspapers from 1992 to 1998.

Hilary           45        Ms.   Schneider  has  served  as  our  Senior  Vice
Schneider                  President   since  January  2005.   She  previously
                           served  as  Vice  President  of  Knight  Ridder and
                           President and  Chief  Executive  Officer  of Knight
                           Ridder  Digital, the Company's Internet operations,
                           since  2002. Served as  Chief  Executive Officer of
                           Red   Herring  Communications  from  2000  to 2002,
                           President  and  Chief  Executive  Officer  of Times
                           Mirror  Interactive  from  1999 to 2000 and General
                           Manager of  The  Baltimore Sun Company from 1998 to
                           1999.


Karen            55        Ms.     Stevenson     has    been    Chief    Legal
Stevenson                  Officer/Assistant  to the  Chairman  and CEO  since
                           February  2006.   She   previously   was  Executive
                           Director  of  Legal  Aid  of  Napa Valley from 2005
                           to  2006  and  a  member  of  the  board  of   East
                           Bay Community Foundation since 2001. She served as our Vice President/General Counsel from 1998 to
                           November 2000.

Byron Traynor    48        Mr.   Traynor    has    served    as    our    Vice
                           President/Shared    Services    since    2002.   He
                           was  previously  a   partner  at  Andersen Business
                           Consulting from 1996 to 2002.

Alice Wang       37        Ms.     Wang    has     served    as    our    Vice
                           President/Corporate   Development   and   Treasurer
                           since   January   2005.    She   served   as   Vice
                           President/Corporate  Development from 2003 to 2005.
                           She was previously  employed by Credit Suisse First
                           Boston   Corporation   as   Director/   Media   and
                           Telecommunications   Group   in   2002   and   Vice
                           President from 1999 to 2001.

Gordon Yamate    50        Mr.  Yamate  has served as our Vice  President  and
                           General  Counsel since 2000.  He previously  served
                           as Vice  President,  General  Counsel and Corporate
                           Secretary  of  Liberate  Technologies  from 1999 to
                           2000  and  was  a  partner   in  the  law  firm  of
                           McCutchen,  Doyle,  Brown &  Enersen  from  1988 to
                           1999.


We have adopted a written code of ethics that applies to all employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This code of ethics is available free of charge and is posted on our website, WWW.KRI.COM, on the "Corporate Governance" page, under the Investor Information section. Any amendments to, or waivers of, this code of ethics will be disclosed on our website promptly following the date of such amendment or waiver.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The Securities Exchange Act of 1934, as amended (the "Exchange Act") requires that the Company's directors, executive officers and persons who beneficially own more than 10% of the Company's common stock (i.e., insiders) file reports of ownership and changes in ownership of the Company's equity securities with the SEC and the New York Stock Exchange ("NYSE") and furnish the Company with copies of such reports. Based solely on its review of copies of these reports, the Company believes that during 2005 all directors, executive officers and persons who beneficially own more than 10% of the Company's common stock filed on a timely basis all reports required of them with these exceptions: Hilary Schneider, Senior Vice President, and Gary R. Effren, Vice President/Finance, each filed one late report with respect to one transaction in 2005, and Carole Leigh Hutton filed a late Form 3. All of these were due to administrative oversights and the reports were promptly filed upon discovery of the oversight.


ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth information regarding the compensation during the past three years of the Chief Executive Officer and each of the other four most highly compensated executive officers in 2005:

                           SUMMARY COMPENSATION TABLE


                                                                           LONG-TERM COMPENSATION
                                                     ---------------------------------------------------------------
                                                                RESTRICTED      SECURITIES       LTIP          ALL OTHER
NAME/PRINCIPAL                       SALARY       BONUS         STOCK UNITS     UNDERLYING      PAYOUTS      COMPENSATION
POSITION(1)             YEAR           ($)         ($)             ($)(2)       OPTIONS (#)     ($)(3)          ($) (4)
--------------------------------     --------------------------------------------------------   -------------------------

P. Anthony Ridder       2005         980,000      281,304       1,176,230       74,000          --           25,268
Chairman and CEO        2004         980,000      718,105       --              155,000         --           20,172
                        2003         972,405      455,637       --              175,000         2,219,178    19,614

Steven B. Rossi         2005         602,923      101,310       445,060         28,000          --           12,504
Senior Vice President/  2004         673,000      370,299       --              60,000          --           13,112
Chief Financial Officer 2003         645,962      216,285       --              110,000         1,370,669    10,459

Hilary Schneider        2005         593,856      101,310       445,060         28,000          --           239,654(5)
Senior Vice President   2004         432,846      498,522       --              60,000          --           11,238
                        2003         399,154      475,565       --              30,000          --           9,760

Art Brisbane            2005         592,308      101,310       445,060         28,000          --           988,484(6)
Senior Vice President   2004         400,000      218,930       --              60,000          --           8,863
                        2003         397,500      54,204        --              27,000          796,293      7,570

Mary Jean Connors       2005         580,000      97,933        445,060         28,000          --           10,296
Senior Vice President   2004         564,308      258,768       --              58,000          --           10,035
                        2003         540,577      180,944       --              65,000          1,253,183    9,715


(1) Effective January 1, 2005, Mr. Rossi became Senior Vice President/Finance and Chief Financial Officer. Previously, Mr. Rossi served as the Company's President/Newspaper Division. Also effective January 1, 2005, Mr. Brisbane and Ms. Schneider became Senior Vice Presidents. Previously, Mr. Brisbane held the position of President and Publisher of The Kansas City Star; Ms. Schneider was President/Knight Ridder Digital and Vice President/Knight-Ridder, Inc.

(2) Amounts represent the value of restricted stock units issued to the named executive officers under the Employee Equity Incentive Plan that was approved by shareholders on April 26, 2005. The value per share is equal to price of $63.58, the closing price on December 16, 2005. The restricted stock units have both performance-based and time-based vesting criteria. In order for the restricted stock units to vest, Knight Ridder must meet or exceed a target operating profit level for the fiscal year 2005. If the operating profit target is met, 25% of the award will vest; the remainder of the award will vest in 25% increments on the second, third and fourth anniversaries of the date of grant. Restricted stock unit awards of 18,500 shares, 7,000 shares, 7,000 shares, 7,000 shares and 7,000 shares were made to Mr. Ridder, Mr. Rossi, Ms. Schneider, Mr. Brisbane and Ms. Connors, respectively.

(3) Amounts represent the value of shares and accrued dividends issued to the named executive officers in accordance with the Company's 1997 Long-Term
Incentive Plan. The performance period under the Company's 1997 Long-Term Incentive Plan ended on December 31, 2002. The plan provided that none of the shares would vest unless the Company's total shareholder return ("TSR") was positive and at least equal to the median TSR of the other companies in the Company's comparison group during the performance period (January 1, 2000 through December 31, 2002). Upon satisfaction of those conditions, 15% of the shares would vest if the Company's TSR was equal to the peer group median and 100% of the shares would vest if the Company's TSR was at the 85th percentile of the peer TSR or higher. In accordance with the plan, 100% of the shares granted to the participants vested because the Company's TSR was greater than that of all other companies in the peer group during the performance period. In January 2003, the Company issued the vested shares and accrued dividends to plan participants, including the named executive officers.

(4) The amounts listed for 2005, 2004, and 2003, respectively, represent (i) matching contributions to the named executive officers under the Company's
401(k) Plan as follows: Mr. Ridder, $6,300. $6,000, and $5,553: Mr. Rossi, $6,300, $6,150, and $6,000; Ms. Schneider $6,300, $9,225, and $9,000, Mr.
Brisbane, $6,300, $6,150 and $6,000; and Ms. Connors, $6,300, $6,150 and $6,000;
and (ii) the cost of life insurance on the lives of the named executive officers in 2005, 2004, and 2003, respectively, as follows: Mr. Ridder, $18,968, $14,172, and $14,061; Mr. Rossi, $6,204, $6,962, and $4,459; Ms. Schneider,
$2,767,  $2,013,  and $760; Mr. Brisbane;  $6,002,  $2,713,  and $1,570; and Ms.
Connors, $3,996, $3,885, and $3,715.

(5) The amount shown for 2005 includes one-time relocation payments of $230,587 to Ms. Schneider relating to costs and reimbursements associated with actual moving expenses incurred in connection with relocating Ms. Schneider.

(6) The amount shown for 2005 includes one-time relocation payments of $976,182 to Mr. Brisbane of which $400,000 was a relocation bonus, $216,399 was a related tax reimbursement, and $359,783 were costs and reimbursements associated with actual moving expenses incurred in connection with relocating Mr. Brisbane.





     The following table sets forth information regarding stock options granted in 2005 to the executive officers named in the Summary Compensation Table:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                      NUMBER OF            TOTAL
                      SECURITIES       OPTIONS/SARS
                      UNDERLYING        GRANTED TO       EXERCISE OR                      GRANT DATE
                      OPTIONS/SAR      EMPLOYEES IN      BASE PRICE      EXPIRATION     PRESENT VALUE
NAME                   GRANTED(#)     FISCAL YEAR(%)      ($/SHARE)          DATE         ($)(1)(2)
----                  -----------     --------------     -----------     ----------     -------------

P. Anthony Ridder      74,000              7.99%            $63.86       12/16/2015        $807,096

Steven B. Rossi        28,000              3.02%            $63.86       12/16/2015        $305,388

Hilary Schneider       28,000              3.02%            $63.86       12/16/2015        $305,388

Art Brisbane           28,000              3.02%            $63.86       12/16/2015        $305,388

Mary Jean Connors      28,000              3.02%            $63.86       12/16/2015        $305,388


-----------------------
(1) The "grant date present value" shown is a hypothetical value based upon application of the Black-Sholes model. This model often is used to estimate the market value of transferrable options by calculating the probability - based on the volatility of the stock subject to the option - that the stock price will exceed the option exercise price at the end of the option term. The assumptions used in calculating the Black-Sholes value of the options were: expected volatility of 0.1767; risk-free rate of return of 4.36%; dividend yield of 2.239%; and vest over a four year period from date of grant. Based on this model, the calculated value of each option on December 13, 2004 was $10.9067 per share underlying each option.

 (2) The stock options are not transferable. The Black-Scholes estimate notwithstanding, an option granted under the Employee Equity Incentive Plan will have value only if and to the extent the optionee exercises the option at a time when the market price of the Company's common stock is above the market price on the date the option was granted.

                                       8

     The following table sets forth information regarding Company stock options exercised in 2005 by the executive officers named in the Summary Compensation Table, as well as the number of unexercised options held by each of them at the end of the 2005:

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES


                                          NUMBER OF SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                               UNEXERCISED OPTIONS/            IN-THE-MONEY OPTIONS/SARS
                                           SARS AT FISCAL YEAR-END(#)($)          AT FISCAL YEAR-END(1)
                                          -------------------------------    -----------------------------
                SHARES          VALUE
              ACQUIRED ON     REALIZED
NAME          EXERCISE(#)        ($)       EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
----          -----------     --------     -----------     -------------     -----------     -------------

P.            80,000         $1,246,525      873,334           235,666         $3,503,530           0
Anthony
Ridder
Steven        3,000          $85,425         462,000           104,666         $2,250,950           0
B.
Rossi
Hilary        0              0               70,000            78,000          $13,400              0
Schneider
Art           0              0               92,000            77,000          $57,645              0
Brisbane
Mary Jean     24,000         $798,732        395,668           88,332          $2,730,261           0
Connors


-----------------------
     (1) The amount shown is the amount by which the market value at year-end of all shares subject to unexercised options exceeded the exercise price of those options and is based on the average of the high and low trading prices of the Company's common stock on the New York Stock Exchange on December 23, 2005.


INCOME SECURITY AGREEMENTS

     None of our officers have employment agreements. However, certain executive officers of the Company and its subsidiaries designated by the Compensation Committee of the Board, including the named executive officers, have had income security agreements. The agreements continue through December 31 of each year and are automatically extended for additional three-year terms (a renewal date) unless we notify the executive that the agreement will not be extended 60 days prior to a renewal date. The agreement provides that each executive will be entitled to receive the following, if after a change in control (as defined in the agreements), an executive's employment is terminated for any reason other than (a) death, (b) disability, (c) cause, or (d) resignation by the executive for any reason other than good reason, each as defined in the agreement:

     A lump sum cash severance payment equal to three times the greater of (i) the sum of the salary and cash bonus payable to the participant for the last full calendar year preceding the severance payment or (ii) the sum of the participant's annualized salary and the maximum cash bonus the participant could have earned for the then current calendar year;

     Continued participation in the Company's group term life insurance plan and health plan for a period of three years following the date of termination; and

     Accelerated vesting of stock issued and stock options granted, in accordance with the provisions of our Employee Equity Incentive Plan, which provides that the unvested portion of any option will be deemed to have vested and become fully exercisable immediately prior to any such termination.

     The agreements also provide that if any payments made in connection with a change in control would be subject to excise tax imposed by Section 4999 of the Internal Revenue Code, we will "gross up" the participant's compensation for all taxes and any penalties and interest.

LONG-TERM INCENTIVE PLAN

     In accordance with the Company's Long-Term Incentive Plan (the "LTIP"), participants who were selected to participate at the beginning of a three-year performance period will be eligible to receive an award equal to three times 75% of the participant's salary as of first day of January in the first year of the performance period. The award potential for participants added to the plan after the commencement of the performance period will be reduced from three times 75% of salary on a pro rata basis to reflect the number of full calendar months remaining in the performance period. The salary used for later-added participants will be the annual rate of salary in effect for the participant as of the first day of the month in which the award is made. The maximum amount payable under the LTIP to a participant is $5 million. Plan participants may elect to defer any portion of their award under the Company's Annual Incentive Deferral Plan, as described in more detail below under the caption "Deferred Compensation Plan."

     Termination of employment prior to the date of payment of an award for reasons other than death, disability or retirement will result in immediate forfeiture of any rights to receive an award from the LTIP and termination of participation in the Plan.

     In the event of a change in control of the Company (as defined in the plan) during a performance period, the performance period will immediately end and all awards, if any, will be calculated based on the abbreviated performance period and paid to participants.

     All of the named executive officers participated in the plan and in January 2006 received an award equal to three times 75% of their respective salaries in effect on January 1, 2003.


DEFERRED COMPENSATION PLAN

     We sponsor a non-qualified unfunded Annual Incentive Deferral Plan designed to allow eligible participants to defer payment of certain elements of their compensation until a future date. Only certain members of management and other highly compensated employees of the Company and participating subsidiaries are eligible to participate in the plan. The Compensation Committee of the Board administers the plan. Participants may elect to defer up to 100% of base salary and annual bonus. Amounts deferred under the plan are credited or charged with the performance of the investment options offered under the plan and selected by participants. Participants may elect to receive distributions as a lump sum or in up to ten substantially equal annual installments at retirement or earlier as provided in the plan. In the event of a change of control, as defined in the plan, participants will receive a lump sum distribution.

     Each of the named executive officers participates in the Annual Incentive Deferral Plan.


                                 OTHER BENEFITS




RETIREMENT PLANS

401(K) PLAN

     We sponsor a defined  contribution  retirement savings plan qualified under section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Eligible employees may contribute up 75% of their earnings on a pre-tax basis and 20% on an after-tax basis, subject to certain limitations. We make matching contributions for eligible participants which are initially invested in Knight Ridder common stock. However, participants may, at their option, diversify the investment of the Company match by selling the Knight Ridder common stock held in their plan accounts and investing the proceeds in the other investment funds available under the 401(k) plan. In fiscal year 2005, we made matching contributions of $12.1 million, which includes $31,500 in the aggregate for matching contributions to named executive officers, as further described in the "All Other Compensation" column of the Summary Compensation Table on pages 6 and 7.

PENSION PLAN

     The Knight Ridder Pension Plan (the "Pension Plan") is a funded, tax-qualified, noncontributory defined benefit pension plan that covers certain non-union employees, including each of the named executive officers. Benefits under the Pension Plan are based on an employee's years of service and the employee's final average earnings, i.e., average earnings over the five years for which earnings are the highest during the employee's final ten years of service. Earnings covered by the Retirement Plan include base salary and bonus paid under an annual bonus program. The amount of annual earnings that may be considered in calculating benefits under the Pension Plan is limited by law. For 2005, the annual limit was $210,000. Contributions to the Retirement Plan are paid into a trust from which the benefits of participants are paid.

     We also sponsor an unfunded benefit restoration plan that provides out of our general assets for the difference between the amount that would have been payable under the Pension Plan absent legal limits and the amount actually payable under the Pension Plan. We do not have any other arrangements to pay any significant supplemental pension amount to a named executive officer, although payments may be made after retirement under equity awards or deferred compensation arrangements.

     The following table shows, for the final average earnings and years of service indicated, the estimated annual benefits payable beginning upon retirement at age 65 under the current benefit formula of the Pension Plan. The estimated benefits are calculated based on the assumption that payments will be made as a single-life annuity to an officer, hired prior to January 1, 1989 and retiring in 2005 at age 65 with a specified combination of final average earnings (salary and bonus) and years of service. The benefits shown are not subject to any reduction for Social Security or other offset amounts.

     A change in benefit formula applies to employees hired on and after January 1, 1989 and is reflected in the column for 15 years of credited service.


                      ESTIMATED ANNUAL RETIREMENT BENEFITS

                                   YEARS OF SERVICE AT AGE 65
                  ------------------------------------------------------------
FINAL
AVERAGE EARNINGS      15        20        25       30        35     40 OR MORE
----------------  -------   -------   -------   -------   -------   ----------
      125,000      24,825    39,350    44,500    49,649    52,774     55,899
      200,000      41,700    65,600    74,500    83,399    88,399     93,399
      300,000      64,200   100,600   114,500   128,399   135,899    143,399
      400,000      86,700   135,600   154,500   173,399   183,399    193,399
      500,000     109,200   170,600   194,500   218,399   230,899    243,399
      600,000     131,700   205,600   234,500   263,399   278,399    293,399
      700,000     154,200   240,600   274,500   308,399   325,899    343,399
      900,000     199,200   310,600   354,500   398,399   420,899    443,399
    1,000,000     221,700   345,600   394,500   443,399   468,399    493,399
    1,300,000     289,200   450,600   514,500   578,399   610,899    643,399
    1,600,000     356,700   555,600   634,500   713,399   753,399    793,399
    1,900,000     424,200   660,600   754,500   848,399   895,899    943,399

     As of the end of 2005, Mr. Ridder had 44 years of service with the Company; Mr. Rossi 18 years; Mr. Brisbane 23 years; Ms. Schneider 3 years and Ms. Connors 26 years.


DIRECTOR COMPENSATION

     Director compensation is established in accordance with the Company's Compensation Plan for Non-employee Directors (the "Director Plan"). Our Board of Directors adopted the Director Plan effective July 1, 1997. Only non-employee directors are eligible to receive awards under the Director Plan. As described below, the Director Plan provides that non-employee directors receive the following compensation: (1) an annual retainer fee payable one half in Knight Ridder common stock and one half in cash or stock, at the director's election;
(2) board and
committee meeting attendance fees; (3) an annual stock option grant; and (4) and in certain cases, retirement benefits.

     Currently, non-employee directors receive an annual retainer of $60,000. Half of this retainer is paid in our common stock, and a director may choose to receive the balance in cash or stock. The annual retainer fee is paid in equal quarterly installments. Employee directors do not receive any compensation for serving as a member of our Board of Directors.

     Non-employee directors receive a fee of $1,500 for each Board meeting and meeting of shareholders and $1,000 for each committee meeting attended except for Audit Committee members who receive $1,500 per meeting. Each non-employee director who chairs a committee receives the following annual fee: Audit Committee $10,000; Compensation Committee $8,000; Nominating and Corporate Governance Committee $8,000; and Environmental Affairs Committee $5,000. The Company also reimburses directors for travel and other expenses incurred in attending meetings.

     Each December, each non-employee director is granted an option to purchase 5,000 shares of the Company's common stock at the fair market value of the Company's common stock on the date the option is granted. Options have a term of ten years and vest in equal annual installments over a three-year period from the date of grant. Vested options may be exercised: (1) while serving as a director; (2) within five years after termination of service due to disability or retirement; (3) the earlier of three years after death or five years after termination of service if a director dies while serving on the Board; or (4) within three months after an optionee ceases to be a director for any other reason. Payment is required upon exercise of an option and may be made in cash or by delivery to the Company of shares of the Company's common stock or a combination of cash and shares.

     In accordance with the Director Plan, directors who met the following eligibility requirements when they retired from the Board receive an annual lifetime benefit commencing upon retirement from the Board if: (i) they were never employed by the Company; (ii) were age 65 or older on July 1, 1996; and
(iii) had at least five years of service (or, if disabled, following at least two years of service) when they retired from the Board. The benefit ranges from 50% of the annual retainer fee for directors who retired after five years of service to 100% of the annual retainer fee for directors who retired with ten or more years of service. None of our current non-employee directors are eligible for this retirement benefit.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 2005, the Compensation Committee was comprised of the following five non-employee directors: M. Kenneth Oshman, Chair, Thomas P. Gerrity, Patricia Mitchell, Vasant Prabhu and Gonzalo Valdes-Fauli. No member of the Compensation Committee served as an officer or employee of the Company or any of its subsidiaries during 2005. In addition, during 2005, no executive officer of the Company served as a director or as a member of the compensation committee of a company which employs a director of the Company.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     On November 14, 2005, we announced the Board of Directors' decision to explore strategic alternatives to enhance shareholder value, including a possible sale of the company. We have been working with Goldman, Sachs & Co., our long-time advisor, and Morgan Stanley in this process. On March 12, 2006, we entered into an Agreement and Plan of Merger with The McClatchy Company pursuant to which the Company would merge into McClatchy. The completion of the Merger is subject to various customary conditions, including obtaining the approval of Company shareholders and termination or expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The Board of Directors also amended our bylaws to provide that shareholders may submit proposals for consideration, and/or nominations for directors at our 2006 Annual Meeting of Shareholders no earlier than 60 days nor later than 45 days prior to the date of the meeting. At a meeting on January 29, 2006, the Board decided to postpone the 2006 Annual Meeting of Shareholders from the date previously scheduled, April 18, 2006, until a future date yet to be determined.

PRINCIPAL HOLDERS OF THE COMPANY'S STOCK

     The following table sets forth all persons known to the Company to be the beneficial owners of more than 5% of the Company's common stock as of March 31, 2006. As of March 31, 2006, there were 67,690,269 shares of the Company's common stock outstanding.



                                                   SHARES
NAME AND ADDRESS OF BENEFICIAL                  BENEFICIALLY          PERCENT OF
OWNERS OF COMMON STOCK                             OWNED                 CLASS
------------------------------                  ------------          ----------
Private Capital Management                      12,153,658(1)             18%
8889 Pelican Bay Boulevard, Suite 500
Naples, FL 34108

Southeastern Asset Management, Inc.              5,075,100(2)             7.5%
6410 Poplar Avenue, #900
Memphis, TN 38119

Torray LLC                                       3,618,400(3)             5.3%
7501 Wisconsin Ave., #1100
Bethesda, MD 20814-6523

--------------------
     (1)  According  to a Schedule  13D filed  February  17,  2006,  Private (1)
          Capital Management, a registered investment adviser, has shared dispositive power over all of the shares and shared voting power over 8,750,000 shares.

     (2) According to a Schedule 13G filed March 14, 2006, Southeastern Asset Management, Inc., a registered investment adviser, has sole voting power over 2,217,400 shares, shared voting power over 2,311,000 shares, no voting power over 546,700 shares, sole dispositive power over 2,759,100 shares, shared dispositive power 2,311,000 shares and no dispositive power over 5,000 shares.

     (3) According to a Form 13F filed February 14, 2006, Torray LLC, an institutional investment manager, has sole dispositive power over 3,618,400 shares, sole voting power over 3,491,100 shares and no voting power over 127,300 shares.

STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth the number of shares of the Company's common stock beneficially owned as of March 31, 2006 by each director, nominee and executive officer named in the Summary Compensation Table, and by all directors, nominees and executive officers as a group. Except as noted, each person has sole voting and investment power over the shares shown in the table.


                                                    SHARES          TOTAL SHARES      OTHER COMMON
                                     COMMON       SUBJECT TO        BENEFICIALLY          STOCK
  NAME                               STOCK        OPTIONS(1)            OWNED         EQUIVALENTS(5)
-----------------------------        -------      ----------        -------------     --------------
  Art Brisbane                       7,629         92,000            99,629              22,222
  Mary Jean Connors                  52,789        395,668           448,457(2)          13,912
  Mark A. Ernst                      1,883         1,667             3,550               0
  Kathleen Foley Feldstein           4,145         21,001            25,146              3,330
  Thomas P. Gerrity                  2,896         13,001            15,897              3,330
  Ronald D. Mc Cray                  2,071         5,001             7,072               160
  Patricia Mitchell                  1,918         9,001             10,919              644
  M. Kenneth Oshman                  35,791        23,001            58,792(3)           4,384
  Vasant Prabhu                      1,480         5,001             6,481               160
  P. Anthony Ridder                  231,772       873,334           1,105,106(2)        0
  Steven B. Rossi                    19,916        462,000           481,91(2)           13,382
  Hilary Schneider                   6,397         70,000            76,397              10,296
  Gonzalo F. Valdes-Fauli            4,471         23,001            27,472              4,563
  John E. Warnock                    3,499         9,001             12,500              807
  All directors and executive
  officers as a group (29
  persons including those
  named above)                       484,997       2,995,051         3,480,048(4)        121,070


-----------------------

     (1) Represents stock options that are exercisable on March 31, 2006 or become exercisable within 60 days of March 31, 2006. As of the Company's fiscal year end 2005, the in-the-money value of options held by each of Mr. Ridder, Mr. Rossi, Ms. Schneider, Mr. Brisbane and Ms. Connors was $3,503,530, $2,250,950, $13,400, $57,645 and $2,730,261,
          respectively.

     (2) Includes shares owned by, or jointly owned with spouses as (2) follows: (a) 2,736 shares owned by Ms. Connor's husband; (b) 3,477 shares owned by Mr. Ridder's wife, 898 shares jointly owned by Mr. Ridder and his wife, and 18,925 shares held in trust of which Mrs. Ridder is the trustee; and (c) 15,168 shares jointly owned by Mr. Rossi and his wife. Ms. Connors and Mr. Ridder disclaim beneficial ownership of the shares owned by their respective spouses. Mr. Ridder shares voting and investment power with his spouse as to those shares jointly owned.

     (3) Includes 30,000 shares owned by a partnership in which Mr. (3) Oshman has a 97% income interest. Mr. Oshman has the power to vote these shares and the power to direct their disposition and he claims beneficial ownership as to 97% of the shares.

     (4) Except for Mr. Ridder who beneficially owned 1.6% of the (4) Company's common stock, no director or executive officer beneficially owned more than 1% of the Company's common stock. All directors and executive officers as a group owned 4.9% of the Company's common stock.

     (5) Includes common stock units held in Knight Ridder stock (5) accounts under the Company's Annual Incentive Deferral Plan and Compensation Plan for Nonemployee Directors.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     From time to time, the Company and its subsidiaries engage in transactions with companies where one of the Company's executive officers or directors or a member of his or her immediate family has a direct or indirect interest. All of these transactions, including those described below, are in the ordinary course of business and at competitive rates and prices.

     Mark Ernst, a director of the Company, is Chairman, President and Chief Executive Officer H&R Block, and Vasant Prabhu, a director of the Company, is Executive Vice President/Chief Financial Officer of Starwood Hotels & Resorts Worldwide, Inc., each of which purchases advertising from certain of the Company's newspapers.

     Gonzalo F. Valdes-Fauli, a director of the Company, is a former Vice-Chairman of Barclays Capital and former Group Chief Executive Officer of Barclays Bank, Latin America, an affiliate of Barclays Bank plc, which provides certain pension management services to the Company.

     Peter B. Ridder, President and Publisher of THE CHARLOTTE OBSERVER, is a brother of the Company's Chairman and Chief Executive Officer, P. Anthony Ridder, and Par Ridder, President and Publisher of the ST. PAUL PIONEER Press, is the son of P. Anthony Ridder. In 2005, Peter B. Ridder and Par Ridder received aggregate compensation of $540,465 and $429,196, respectively.

     In November 2005, at the Company's request, Peter Ridder postponed his announced December 31, 2005 retirement and continued his role as Chairman and Publisher of The Charlotte Observer until the close of any strategic transaction that may take place in 2006. Mr. Ridder's agreement with the company provides that he will receive a lump-sum cash payment equal to 50% of his annual base salary, but he is not eligible for an income security agreement. Payment will be made at the date of the close of a strategic transaction or at the time the Board of Directors decides to no longer pursue a strategic transaction.

     In November 2005, the Company and Par Ridder entered into an agreement similar to that of similarly situated publishers with the Company that would provide Mr. Ridder a separation package if a change in control of the company occurs and Mr. Ridder is terminated from employment within 18 months of the change in control. The separation package would be payable only if both events take place and would consist of a lump-sum payment equal to two times his annual base salary of $306,800 and two times his target annual incentive award (which is calculated as 50% of base pay).


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES


FEES AND SERVICES OF ERNST & YOUNG

     For the fiscal years 2005 and 2004, fees for professional services provided by Ernst & Young were as follows (in thousands):

                                                     2005             2004
                                                    ------           ------

    Audit Fees(1)                                    1,667            2,122
    Audit-Related Fees(2)                              449              350
    Tax Fees(3)                                         --               80
    All Other Fees                                      --               --
                                                    ------           ------
    Total                                           $2,116           $2,552
                                                    ======           ======

------------------------

     (1) Includes fees associated with the annual audit of the (1) Company's consolidated financial statements, reviews of the Company's quarterly reports on Form 10-Q, fees related to regulatory filings and in 2004, the audit of internal controls over financial reporting.

     (2) Audit-related fees relate principally to audits of Company-sponsored employee benefit plans, as well as other audits and audit-related services for subsidiaries and affiliates.

     (3)  Tax fees relate to tax compliance services.


AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES

     In accordance with the SEC's requirements regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided Ernst & Young.

     Under the policy, particular services or categories of services are pre-approved, subject to a specific budget. During 2005, all services provided by Ernst & Young were approved by the Audit Committee pursuant to this policy.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Knight-Ridder, Inc.
                                         (Registrant)

Dated: April 14, 2006                     /s/ P. Anthony Ridder
       ----------------                  ------------------------------------
                                     By: P. Anthony Ridder
                                         Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             SIGNER                           TITLE                    DATE
  ----------------------------    -----------------------------   --------------

  /s/ P. Anthony Ridder             Principal Executive Officer   April 14, 2006
  ------------------------
  Chairman and Chief
  Executive Officer

  /s/ Steven B. Rossi             Principal Financial Officer     April 14, 2006
  ------------------------
  Senior Vice President/
  Finance and Chief
  Financial Officer

  /s/ Gary R. Effren              Principal Accounting Officer    April 14, 2006
  ------------------------
  Vice President/Finance


  Mark A. Ernst*                  Director
  Kathleen Foley Feldstein*       Director
  Thomas P. Gerrity*              Director
  Ronald D. Mc Cray*              Director
  Patricia Mitchell*              Director
  M. Kenneth Oshman*              Director
  Vasant Prabhu*                  Director
  Gonzalo F. Valdes-Fauli*        Director
  John E. Warnock*                Director

  The Board of Directors

*By  /s/ Steven B. Rossi
     --------------------------
     Steven B. Rossi
     Attorney-in-fact
     April 14, 2006