Form 10-Q
period 2006-03-26
KNIGHT RIDDER INC
filed 2006-05-03
CIK 205520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 26, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined Rule 12-b of the Exchange Act    ☐  Yes    ☒  No

The registrant had 67,749,035 shares of common stock (par value $.02 1/12 per share), net of treasury stock, issued and outstanding as of April 27, 2006.

Knight Ridder

Table of Contents for Form 10-Q

Forward-Looking Statements

On March 12, 2006, we entered into an Agreement and Plan of Merger (Merger Agreement) with The McClatchy Company (McClatchy). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement (Merger), Knight Ridder will merge with and into McClatchy, with McClatchy continuing as the surviving corporation after the Merger. The completion of the Merger is subject to various customary conditions, including obtaining the approval of Company shareholders and termination or expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act.

Certain statements contained in this report are forward-looking. They are based on management’s current knowledge of factors affecting our business. Actual results could differ materially from those currently anticipated, depending upon – but not limited to – the pending Merger of Knight Ridder into The McClatchy Company, the effects of interest rates, national and local economies on revenue, competition from the Internet, unforeseen changes in the price of newsprint and negotiations and relations with labor unions.

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

Potential risks and uncertainties that could adversely affect our ability to obtain these results include, without limitation, the following factors: (a) the results of and costs associated the pending Merger; (b) increased consolidation among major retailers or other events that may adversely affect business operations of major customers and depress the level of local and national advertising; (c) an economic downturn in some or all of our principal newspaper markets that may lead to decreased circulation or decreased local or national advertising; (d) a decline in general newspaper readership patterns as a result of competitive alternative media or other factors; (e) an increase in newsprint costs over the levels anticipated; (f) labor disputes or shortages that may cause revenue declines or increased labor costs; (g) disruptions in electricity and natural gas supplies and increases in energy costs; (h) our ability to attract and retain qualified employees, including senior management; (i) increases in health and welfare, pension and postretirement costs; (j) increases in business insurance costs; (k) a decline in the value of companies that we invest in that must be recorded as a charge to earnings; (l) acquisitions of new businesses or dispositions of existing businesses; (m) increases in interest or financing costs or availability of credit; (n) rapid technological changes and frequent new product introductions prevalent in electronic publishing, including competition from the Internet; and (o) acts of war, terrorism, natural disaster or other events that may adversely affect our operations or the operations of our key suppliers.

KNIGHT RIDDER

CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

	unaudited March 26, 2006	audited December 25, 2005
ASSETS
Current Assets
Cash	$36,460	$24,748
Accounts receivable, net of allowances of $22,361 in 2006 and $23,716 in 2005	412,286	430,605
Inventories	59,638	52,455
Prepaids	22,352	24,848
Deferred income taxes	16,711	16,925
Other current assets	13,654	13,718

Total Current Assets	561,101	563,299

Investments and Other Assets
Equity in unconsolidated companies and joint ventures	349,555	353,514
Pension asset	95,308	106,367
Fair value of interest rate swap agreements	1,937	8,896
Other	53,011	52,892

Total Investments and Other Assets	499,811	521,669

Property, Plant and Equipment
Land and improvements	87,424	87,549
Buildings and leasehold improvements	512,174	511,386
Equipment	1,308,573	1,312,081
Construction and equipment installations in progress	218,975	210,484

	2,127,146	2,121,500
Less accumulated depreciation and amortization	(1,133,714)	(1,120,557)

Property, Plant and Equipment, net	993,432	1,000,943

Goodwill and Other Identified Intangible Assets
Goodwill	1,970,290	1,970,245
Newspaper mastheads	465,478	465,478
Other, net of accumulated amortization of $69,288 in 2006 and $65,725 in 2005	78,758	82,321

Total Goodwill and Other Identified Intangible Assets, net	2,514,526	2,518,044

Total Assets	$4,568,870	$4,603,955

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$117,300	$133,619
Accrued expenses and other liabilities	121,110	119,330
Accrued compensation and withholdings	70,281	99,946
Deferred circulation revenue	94,383	88,393
Income taxes payable	22,201	7,667

Total Current Liabilities	425,275	448,955

Noncurrent Liabilities
Long-term debt	2,069,473	2,126,125
Fair value of interest rate swap agreements	1,937	8,896
Deferred income taxes	247,590	250,413
Postretirement benefits other than pensions	102,487	104,653
Employment benefits	379,889	378,464
Other noncurrent liabilities	101,891	101,883

Total Noncurrent Liabilities	2,903,267	2,970,434

Minority Interest in Consolidated Subsidiaries	1,567	680

Commitments and Contingencies	—
Shareholders’ Equity
Common stock, $.02 1/12 par value; shares authorized - 250,000,000; shares issued - 67,630,012 shares in 2006 and 66,951,246 shares in 2005	1,409	1,395
Additional paid in capital	1,046,846	1,002,402
Retained earnings	376,107	365,768
Accumulated other comprehensive loss	(184,892)	(184,892)
Treasury stock, at cost, 13,837 shares in 2006 and 14,052 shares in 2005	(709)	(787)

Total Shareholders’ Equity	1,238,761	1,183,886

Total Liabilities and Shareholders’ Equity	$4,568,870	$4,603,955

See “Notes to Consolidated Financial Statements.”

KNIGHT RIDDER

CONSOLIDATED STATEMENT OF INCOME

(Unaudited - in thousands, except per share data)

	Quarter Ended
	March 26, 2006	March 27, 2005
OPERATING REVENUE
Advertising
Retail	$252,336	$245,462
National	87,030	95,059
Classified	243,295	217,558

Total	582,661	558,079
Circulation	135,912	132,270
Other	21,315	21,426

Total Operating Revenue	739,888	711,775

OPERATING COSTS
Labor and employee benefits	324,161	307,090
Newsprint, ink and supplements	106,994	96,393
Other operating costs	192,961	179,529
Depreciation and amortization	27,348	23,660

Total Operating Costs	651,464	606,672

OPERATING INCOME	88,424	105,103

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(32,736)	(18,846)
Interest expense capitalized	1,460	1,679

Interest expense, net	(31,276)	(17,167)
Equity in losses, net of earnings, of unconsolidated companies and joint ventures	(10,461)	(9,132)
Minority interest in earnings of consolidated subsidiaries	(1,638)	(1,710)
Other, net	267	632

Total Other Expense	(43,108)	(27,377)

Income from continuing operations before income taxes	45,316	77,726
Income taxes	16,939	20,648

Income from continuing operations	28,377	57,078

Income from discontinued Detroit and Tallahassee operations, net of income taxes of $2.3 million in 2005	—	3,421

NET INCOME	$28,377	$60,499

EARNINGS PER SHARE

Income from continuing operations
Basic	$0.42	$0.76
Diluted	0.42	0.75

Income from discontinued operations
Basic	$—	$0.04
Diluted	—	0.04

Net Income
Basic	$0.42	$0.80
Diluted	0.42	0.79

AVERAGE SHARES OUTSTANDING
Basic	67,081	75,562
Diluted	67,757	76,279

DIVIDENDS DECLARED PER COMMON SHARE	$0.370	$0.345

See “Notes to Consolidated Financial Statements.”

KNIGHT RIDDER

CONSOLIDATED	STATEMENT OF CASH FLOWS
(Unaudited	- in thousands)

	Quarter Ended
	March 26, 2006	March 27, 2005
CASH PROVIDED BY OPERATING ACTIVITIES
Net income	$28,377	$60,499
Noncash items deducted from (included in) income:
Depreciation	23,785	21,800
Amortization of other identified intangible assets	3,254	1,826
Amortization of other assets	309	171
Benefit for deferred income taxes	(2,609)	(10,879)
Stock-based compensation	5,000
Provision for bad debts	2,977	1,989
Other items, net	9,138	(934)
Cash items not deducted from income:
Excess of pension and other benefit expenses over contributions	9,598	6,566
Excess of minority interest expense over payments to minority shareholders	888	1,710
Excess of losses from equity method investees over cash contributed	3,619	7,081
Change in certain assets and liabilities, excluding balances from the acquisition of business
Accounts receivable	15,341	37,275
Inventories	(7,183)	(859)
Other assets	3,392	(13,210)
Accounts payable	(13,115)	(70,253)
Income taxes payable	10,090	(1,925)
Other liabilities	(24,357)	5,546

Net Cash Provided by Operating Activities	68,504	46,403

CASH REQUIRED FOR INVESTING ACTIVITIES
Purchases of property, plant and equipment	(19,225)	(25,010)
Acquisition of, and investments in, businesses	—	(43,461)
Other items, net	88	11,032

Net Cash Required for Investing Activities	(19,137)	(57,439)

CASH FROM (REQUIRED FOR) FINANCING ACTIVITIES
Purchase of treasury stock	—	(94,524)
Net increase (decrease) in commercial paper, net of unamortized discount	(56,925)	126,499
Payment of cash dividends	(24,786)	(26,078)
Proceeds from stock option exercises and stock purchases	37,327	18,027
Other items, net	6,729	3,297

Net Cash From (Required for) Financing Activities	(37,655)	27,221

Net increase in cash	11,712	16,185

Cash at beginning of the period	24,748	24,483

Cash and cash equivalents at the end of the period	$36,460	$40,668

See “Notes to Consolidated Financial Statements.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

Knight Ridder and its subsidiaries are referred to collectively in this report on Form 10-Q as “we,” “our” and “us.” The accompanying unaudited consolidated financial statements of Knight Ridder have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. We note that the newspaper business is seasonal, with the strongest advertising revenue coming in the fourth quarter, followed (at some distance) by the second – and then by the remaining two. Operating results for any portion of the year prior to the final quarter should not be interpreted in a pro rata fashion for the year as a whole. For further information, refer to the consolidated financial statements and footnotes, as well as the critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 25, 2005.

NOTE 2. COMPREHENSIVE INCOME

Net income as presented on the Consolidated Statement of Income is the same as total comprehensive income.

NOTE 3. STOCK-BASED COMPENSATION

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004), “Share-Based Payments,” (SFAS 123(R)), which is a revision of SFAS 123 “Accounting for Stock-Based Compensation.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for all share-based payment transactions with employees.

On December 26, 2005, we adopted SFAS 123(R) using the modified-prospective transition method. Accordingly, prior period amounts have not been restated. Under this method, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS 123(R), we followed the disclosure-only provisions SFAS 123, as amended. Beginning with our 2006 fiscal year, with the adoption of SFAS 123(R), we recorded stock-based compensation expense for the cost of stock options, restricted stock and shares issued under the Employee Stock Purchase Plan (together, “Employee Stock-Based Awards”). Stock-based compensation expense in the first quarter of 2006 was $5.0 million ($3.8 million after tax or $0.05 per basic and diluted share). As of March 26, 2006, $21.2 million of total unrecognized compensation cost related to stock options, net of estimated forfeitures, is expected to be recognized over a weighted-average period of 1.4 years.

The following table details the effect on net income and earnings per share had compensation expense for the Employee Stock-Based Awards been recorded in the first quarter of 2005 based on the fair value method under SFAS 123. The reported and pro forma net income and earnings per share for the first quarter of 2006 are the same since stock-based compensation expense is calculated under the provisions of SFAS 123(R).

	March 26, 2006	March 27, 2005
Income from continuing operations, as reported	$28,377	$57,078

Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		3,753

Pro forma income from continuing operations	$28,377	$53,325

Basic earnings per share, as reported	$0.42	$0.76
Pro forma basic earnings per share	0.42	0.71

Diluted earnings per share, as reported	$0.42	$0.75
Pro forma diluted earnings per share	0.42	0.70

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. We have elected to use the Black-Scholes-Merton option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The expected volatility is based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors including implied volatility in market traded options on our common stock.

The assumptions used for the three-month periods ended March 26, 2006 and March 27, 2005 and the resulting estimates of weighted-average fair value per share for options granted during those periods are as follows:

Option value information	March 26, 2006 (a)	March 27, 2005
Fair value per option (b)	$—	$10.30
Valuation assumptions
Expected option term (years)		4.39
Expected volatility		0.17
Expected dividend yield		2.1%
Risk-free interest rate		3.7%

(a)	There were no options granted during the first quarter of 2006. Stock-based compensation expense was based on prior period valuations.
(b)	Estimated using Black-Scholes-Merton option pricing model under the valuation assumptions indicated.

The Equity Incentive Plan provides for the discretionary grant of Restricted Stock Units (RSU’s). RSU’s will only begin to vest if our 2006 fiscal year financial performance (measured based on operating profit) equals or exceeds 80% of our 2005 fiscal year financial performance with such determination made in accordance with the terms and conditions of our Annual Incentive Plan. If the performance condition is met, 25% of the shares subject to the RSU award will vest on the first anniversary of the grant and 25% of the shares subject to the RSU award will vest on each anniversary of the RSU grant date thereafter, so that the RSU award will be fully vested four years after the RSU grant date. On December 16, 2005, 174,563 RSU’s were granted. During the quarter ended March 26, 2006, we recognized $553,000 in compensation expense for the RSU’s. The remaining compensation expense of $8.4 million, net of estimated forfeitures, is expected to be recognized over a weighted-average life of 2 years.

The Employees Stock Purchase Plan provides for the sale of common stock to our employees at a price equal to 85% of the market value at the end of each purchase period. During the first quarter ended March 26, 2006, participants under the plan received 55,755 shares. The purchase price of these shares was $51.54 and the market value on the purchase date was $60.64. During the quarter ended March 26, 2006, we recognized $524,000 in compensation expense related to the Employees Stock Purchase Plan.

NOTE 4. EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents attributable to stock options. The entire net income is attributable to common shareholders.

Shares used to calculate earnings per share are as follows (in thousands):

	March 26, 2006	March 27, 2005
Basic weighted-average shares outstanding	67,081	75,562
Effect of dilutive stock options	676	717

Diluted weighted-average shares outstanding	67,757	76,279

Weighted average shares of stock options included in the determination of common equivalent shares for the calculation of diluted earnings per share	5,886	7,319

Weighted average shares of stock options excluded from the calculation of diluted earnings per share because their impact is antidilutive	4,323	3,599

NOTE 5. DEBT

As of March 26, 2006 and December 25, 2005, debt consisted of the following (in thousands):

	March 26, 2006	Dec. 25, 2005
Long-term debt:
Commercial paper due at various dates through April 3, 2006, at an effective interest rate of 4.65% as of March 26, 2006 and 4.32% as of December 25, 2005 (a)	$478,660	$535,585

Debentures due on April 15, 2009, bearing interest at 9.875%, net of unamortized discount of $464 in March 2006 and $502 in December 2005	199,536	199,498

Debentures due on November 1, 2027, bearing interest at 7.15%, net of unamortized discount of $274 in March 2006 and $277 in December 2005	99,726	99,723

Debentures due on March 15, 2029, bearing interest at 6.875%, net of unamortized discount of $455 in March 2006 and $460 in December 2005	299,545	299,540

Notes payable due on November 1, 2007, bearing interest at 6.625%, net of unamortized discount of $12 in December 2006 and $14 in December 2005	99,988	99,986

Notes payable due on June 1, 2011, bearing interest at 7.125%, net of unamortized discount of $1,333 in March 2006 and $1,398 in December 2005	298,667	298,602

Notes payable due on September 1, 2017, bearing interest at 5.75%, net of unamortized discount of $4,461 in March 2006 and $4,558 in December 2005	395,539	395,442

Senior notes payable due on November 1, 2014, bearing interest at 4.625%, net of unamortized discount of $2,188 in March 2006 and $2,251 in December 2005	197,812	197,749

Total long-term debt	$2,069,473	$2,126,125

(a)	Commercial paper is supported by a $1 billion revolving credit facility, which matures in July 2009.

On March 29, 2006, we requested two advances totaling $490 million from our $1 billion revolving credit agreement dated July 16, 2004. The proceeds of the advances were received on April 3, 2006. Repayment of the first advance totaling $90 million is due on May 3, 2006 and the second advance totaling $400 million is due on July 3, 2006. Under the terms of the credit agreement, we may request other advances, with no more than eight advances outstanding at any time. The first two advances bear interest at the respective LIBOR rate plus a spread. The spread is dependent upon our current credit rating and was 60 basis points.

The primary use of the advances was the repayment of outstanding commercial paper. Future advances and repayments of the revolving credit facility are possible and will depend on operating cash needs and cash flows.

Our revolving credit facility contains covenants, including limitations on the ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) not to exceed 4.5 to 1, and matures in 2009. Other provisions place restrictions on liens and prohibit cross-default. As of March 26, 2006, we were in compliance with all covenants related to the revolving credit facility.

On March 29, 2006, Moody’s Investor Service downgraded the rating of our long-term debt from Baa1 to Baa3. On April 20, 2006, Moody’s again lowered the rating of our long-term debt from Baa3 to Ba1. On April 24, 2006, Standard & Poor’s lowered the rating on our senior unsecured debt from BBB+ to BBB. The downgrades by Moody’s and S&P were the result of the significant increase in leverage that will result from McClatchy’s intention to incur debt to finance the Merger.

Interest payments during the first quarter of 2006 were $33.5 million compared to $15.6 million in the first quarter of 2005.

NOTE 6. GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS

Goodwill and other identifiable intangible assets, along with their original weighted-average lives, at March 26, 2006 consisted of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount	Weighted- Average Life
Intangible assets continuing to be amortized:
Advertiser lists	$68,750	$36,240	$32,510	10.7
Subscriber lists	51,880	31,939	19,941	8.4
Other	3,827	1,109	2,718	5.9

Total	$124,457	$69,288	$55,169	9.6

Goodwill and other identified intangible assets not being amortized:
Goodwill			$1,970,290
Newspaper mastheads			465,478
Intangible pension asset			22,879
Other			710

Total			2,459,357

Total goodwill and other identifiable intangible assets			$2,514,526

The following is a summary of the balances of goodwill and other identified intangible assets as of March 26, 2006 and December 25, 2005 (in thousands):

	December 25, 2005	Amortization of Other Intangibles	Additions to Goodwill and Other Identified Intangible Assets	March 26, 2006
Goodwill	$1,970,245	$—	$45	$1,970,290
Newspaper mastheads	465,478	—	—	465,478
Other	82,321	3,563	—	78,758

Total	$2,518,044	$3,563	$45	$2,514,526

NOTE 7. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The table below shows net periodic benefit cost for retirement income and other postretirement benefit plans.

Company-sponsored defined benefit plans

Within this category are fourteen pension plans (Retirement Income Benefits), and several postretirement health-care and life insurance benefit arrangements (Other Postretirement Benefits). The table shows the components of net periodic benefit cost for these plans.

Other retirement plans

We also provide retirement income benefits through contributions to multi-employer plans in accordance with collective bargaining agreements, and to defined contribution plans. Our net periodic benefit cost with respect to these plans equals the amount we contribute.

We use a measurement date of the last day of our fiscal quarter. Amounts shown are in thousands.

	Retirement Income Benefits		Other Postretirement Benefits
	Quarter Ended		Quarter Ended
	March 26, 2006	March 27, 2005	March 26, 2006	March 27, 2005
Service cost	$11,306	$10,994	$376	$607
Interest cost	24,965	23,425	1,362	1,623
Expected return on plan assets	(27,902)	(27,869)	—	—
Amortization of prior service cost	897	1,045	(1,106)	(1,106)
Amortization of net loss	6,119	3,859	669	852

Net periodic benefit cost	$15,385	$11,454	$1,301	$1,976

We anticipate contributing a total of approximately $10.6 million to the pension plans in 2006. During the quarter ended March 26, 2006, we contributed $2.5 million to our pension plans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 25, 2005.

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

TARGETED PUBLICATIONS All print periodicals and papers other than the mass-market paid daily newspapers, i.e., community newspapers (weekly and free daily papers), local consumer magazines and classified periodicals; and ethnic or non-English-language newspapers (including the paid daily “el Nuevo Herald”).

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

We believe there have been no significant changes during the quarter ended March 26, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 25, 2005.

CONSOLIDATED RESULTS OF OPERATIONS: FIRST QUARTER ENDED MARCH 26, 2006 COMPARED TO FIRST QUARTER ENDED MARCH 27, 2005:

BUSINESS SUMMARY

Based upon circulation, we are the second largest newspaper company in the United States. We publish 32 daily newspapers in 29 U.S. markets with a readership of 8.1 million daily and 11.5 million Sunday. We are the leading newspaper in all of the markets we serve. We publish a growing portfolio of targeted publications and maintain investments in two newsprint companies.

Our growth for the first quarter of 2006 compared to the same period in 2005 resulted largely from acquisitions. To facilitate an analysis of operating results, the comparative analysis between the quarter ended March 26, 2006 and March 27, 2005 discussed below is on both a GAAP and pro forma basis. Pro forma means that results are presented as if The Idaho Statesman (Boise, ID), The Olympian (Olympia, WA), and The Bellingham Herald (Bellingham, WA), which were acquired on August, 29, 2005, were owned since the beginning of the period covered by the discussion (all other acquisitions during each of the periods covered were immaterial to our financial position and operating results). We use pro forma reporting of operating results in our internal financial reports because it enhances measurement of performance by permitting comparisons with prior historical data. We are providing this pro forma data as a supplement to our GAAP reporting of key financial results and benchmarks.

Income from continuing operations for the quarter ended March 26, 2006 was $28.4 million, down $28.7 million, or 50.3%, compared to the quarter ended March 27, 2005. Comparisons are not affected by the August 2005 divestiture of our operations in Detroit and Tallahassee, as the results of these two operations have been excluded from continuing operations. Total operating revenue was $739.9 million for the quarter ended March 26, 2006, an increase of $28.1 million, or 3.9%, compared to the same quarter of 2005. The revenue growth was primarily due to a $25.7 million increase in classified revenue and the addition of Boise, Olympia and Bellingham. Overall operating costs for the quarter rose $44.8 million, or 7.4%, compared to the same quarter in 2005. The increase in operating costs was primarily due to the acquisition of the three newspapers, stock-based compensation as a result of implementing FAS 123(R) and costs associated with the exploration of strategic alternatives.

Diluted earnings per share were $0.42 for the quarter ended March 26, 2006, compared with $0.79 per diluted share for the quarter ended March 27, 2005. Included in last year’s first quarter were income of $0.04 per diluted share for the discontinued operations of Detroit and Tallahassee and $0.10 per diluted share from the tax benefit of capital loss carry-forwards. Also included in the first quarter of 2006 were expenses of $0.06 per diluted share for fees associated with the evaluation of corporate strategic alternatives and $0.05 per diluted share for stock-based compensation as a result of implementing FAS 123(R). Earnings per diluted share from continuing operations for the quarter ended March 27, 2005, were $0.75, which included the aforementioned $0.10 per diluted share from the tax benefit of capital loss carry-forwards.

Advertising revenue represented 78.8% of total operating revenue. Retail, classified and national advertising revenue represented 43.3%, 41.8% and 14.9%, respectively, of total advertising revenue. Advertising revenue is determined by linage and rate. The advertising rate depends largely on our market reach, primarily through circulation, and competitive factors. Classified revenue is reported in four distinct categories: real estate, automotive, employment and other. Circulation revenue comprised 18.4% of total operating revenue. Circulation revenue is based on the number of copies sold and the subscription rate charged to customers.

The following table presents operating revenue from continuing operations and related statistics, on a GAAP basis for the quarter ended March 26, 2006 and March 27, 2005 (in thousands):

	Quarter Ended
	March 26, 2006	March 27, 2005	Variance	% Change
Operating revenue
Advertising
Retail	$252,336	$245,462	$6,874	2.8
National	87,030	95,059	(8,029)	(8.4)
Classified	243,295	217,558	25,737	11.8

Total	582,661	558,079	24,582	4.4
Circulation	135,912	132,270	3,642	2.8
Other	21,315	21,426	(111)	(0.5)

Total operating revenue	$739,888	$711,775	$28,113	3.9

Average circulation
Daily	3,297	3,325	(27)	(0.8)
Sunday	4,271	4,310	(39)	(0.9)

Advertising linage (full-run)
Retail	3,242.9	3,105.9	137.0	4.4
National	717.5	809.3	(91.8)	(11.3)
Classified	4,600.6	4,229.5	371.1	8.8

Total	8,561.0	8,144.7	416.3	5.1

Factored part-run linage	591.5	582.1	9.4	1.6

Total preprints inserted	1,881.8	1,828.3	53.5	2.9

The following table summarizes operating costs from continuing operations, on a GAAP basis for the quarters ended March 26, 2006 and March 27, 2005 (in thousands):

	March 26, 2006	March 27, 2005	Variance	% Change
Operating costs
Labor and employee benefits	$324,161	$307,090	$17,071	5.6
Newsprint, ink and supplements	106,994	96,393	10,601	11.0
Other operating costs	192,961	179,529	13,432	7.5
Depreciation and amortization	27,348	23,660	3,688	15.6

Total operating costs	$651,464	$606,672	$44,792	7.4

The following two tables summarize pro forma financial information. Pro forma means that results are presented as if Boise, Olympia and Bellingham, which were acquired in August 2005, were owned since the beginning of the period covered by the discussion.

The first table presents operating revenue from continuing operations and related statistics, on a pro forma basis for the quarters ended March 26, 2006 and March 27, 2005 (in thousands):

	Quarter Ended
	March 26, 2006	March 27, 2005	Variance	% Change
Operating revenue
Advertising
Retail	$252,336	$254,335	$(1,999)	(0.8)
National	87,030	95,663	(8,633)	(9.0)
Classified	243,295	226,736	16,559	7.3

Total	582,661	576,734	5,927	1.0
Circulation	135,912	137,505	(1,593)	(1.2)
Other	21,315	21,684	(369)	(1.7)

Total operating revenue	$739,888	$735,923	$3,965	0.5

Average circulation
Daily	3,297	3,446	(149)	(4.3)
Sunday	4,271	4,468	(197)	(4.4)

Advertising linage (full-run)
Retail	3,242.9	3,422.8	(179.9)	(5.3)
National	717.5	824.8	(107.3)	(13.0)
Classified	4,600.6	4554.6	46.0	1.0

Total	8,561.0	8,802.2	(241.2)	(2.7)

Factored part-run linage	591.5	582.1	9.4	1.6

Total preprints inserted	1,881.8	1,828.3	53.5	2.9

The table below presents operating costs from continuing operations on a pro forma basis for the quarters ended March 26, 2006 and March 27, 2005 (in thousands):

	March 26, 2006	March 27, 2005	Variance	% Change
Operating costs
Labor and employee benefits	$324,161	$316,481	$7,680	2.4
Newsprint, ink and supplements	106,994	99,214	7,780	7.8
Other operating costs	192,961	183,288	9,673	5.3
Depreciation and amortization	27,348	25,845	1,503	5.8

Total operating costs	$651,464	$624,828	$26,636	4.3

Operating Revenue

Total advertising revenue for the first quarter 2006 was $582.7 million, up $24.6 million, or 4.4% from the same quarter of 2005. Total operating revenue was $739.9 million, up $28.1 million, or 3.9%, from the same quarter last year. The growth in advertising revenue was due to the August 2005 purchase of the Boise, Olympia, and Bellingham newspapers and an increase in classified revenue. On a pro forma basis, total advertising revenue increased $5.9 million, or 1.0%, primarily due to a 7.3% increase in classified revenue. Also on a pro forma basis, total operating revenue increased 0.5%.

Retail advertising revenue increased $6.9 million, or 2.8%, in the first quarter of 2006 compared with the same quarter in 2005. The increase was primarily due to the acquisition of Boise, Olympia and Bellingham ($9.1 million of the total increase). In the quarter, retail was strong in San Jose, up 12.8%, but soft in Philadelphia, down 4.8%, Akron, down 4.2%, St. Paul, down 3.3% and Contra Costa, down 2.7%. The decrease was primarily due to declines from department stores, general merchandise and home electronics. On a pro forma basis, retail revenue was down $2.0 million, or 0.8%, due to a $13.0 million, or 10.2%, decrease in full run retail revenue, mostly offset by a $9.1 million, or 88.1%, increase in specialized publication revenue, a $1.7 million, or 2.2%, increase in retail preprint revenue and a $970,000, or 33.5%, increase in retail online revenue. The decline in full run retail revenue was due to an 8.4% decline in full run linage and a 2.0% decrease in the full run average rate.

National revenue was down $8.0 million, or 8.4%, in the first quarter of 2006 compared with the same period in 2005. National revenue was down in seven of the nine large markets in the quarter, with the largest decreases in Philadelphia, down 17.3%, San Jose, down 13.0%, and Miami, down 9.9%, partially offset by increases in St. Paul, up 7.0%, and Fort Worth, up 6.7%. The decrease was primarily due to declines from automotive, telecommunications, entertainment and travel. On a pro forma basis, national revenue decreased $8.6 million, or 9.0%, compared with the same period in 2005, due to a $7.6 million decrease in full run national revenue and a $1.7 million, or 13.0%, decrease in part run national revenue, slightly offset by a $1.2 million, or 41.0%, increase in national online revenue. The decrease in full run national revenue was due to a 13.0% decrease in full run linage, partially offset by a 3.4% increase in the full run average rate.

Classified revenue increased $25.7 million, or 11.8%, in the first quarter 2006 compared with the same period in 2005. Increases in real estate, up 27.6%, and employment, up 19.0%, were partially offset by a decrease in auto, down 8.3%. The increase in classified revenue was primarily due to the acquisition of Boise, Olympia and Bellingham ($9.6 million of the total increase), a $12.8 million increase in classified online revenue and a $6.8 million, or 105.7%, increase in classified targeted publication revenue. On a pro forma basis, total classified revenue increased $16.6 million, or 7.3%, primarily due to an $11.7 million, or 39.5%, increase in classified online revenue and a $6.8 million, or 105.7%, increase in classified specialized publication revenue.

On a pro forma basis, classified real-estate revenue increased $13.0 million, or 21.8%, due to increases in Contra Costa, up 64.0%, Miami, up 37.9%, Philadelphia, up 35.1% and San Jose, up 28.1%. Full run real estate revenue increased $8.8 million, or 20.6%, due to an 18.7% increase in linage and a 1.6% increase in the full run average rate. On a pro forma basis, classified employment revenue increased $10.9 million, or 14.5%, due to increases in St. Paul, up 42.2%, Miami, up 26.2%, and Fort Worth, up 25.6%. The increase in classified employment was mostly due to a $9.7 million, or 51.4%, increase in classified online employment revenue. On a pro forma basis, classified automotive revenue decreased $6.9 million, or 11.4%, due to decreases in Akron, down 40.1%, San Jose, down 23.7%, and Philadelphia, down 15.0%. The decrease in classified automotive revenue was due to an $8.8 million, or 20.6%, decrease in full run automotive revenue, partially offset by a $1.1 million, or 21.5%, increase in classified online automotive revenue. The decrease in full run automotive revenue was due to a 9.2% decrease in full run linage and a 9.5% decrease in the full run average rate.

Circulation revenue increased $3.6 million, or 2.8%, in the first quarter of 2006 compared to the same period in 2005, due to the acquisition of the Boise, Olympia, and Bellingham newspapers. Average daily and Sunday copies decreased 0.8% and 0.9%, respectively. The decrease in average daily circulation copies was due to declines in San Jose, Philadelphia, Fort Worth, Miami and Kansas City of 10.4%, 6.3%, 6.9%, 5.7% and 4.6%, respectively. The decrease in average Sunday circulation copies was due to declines in Miami, San Jose, Akron, Philadelphia, and Kansas City of 10.9%, 7.4%, 6.5%, 4.3% and 4.1%, respectively. On a pro forma basis, circulation revenue decreased $1.6 million, or 1.2%, with average daily and Sunday copies down 4.2% and 4.4%, respectively.

Other revenue decreased $112,000, or 0.5%, in the first quarter of 2006 compared to the same period in 2005, due to a decline in commercial print revenue, mostly offset by increases in book publishing, augmentation and alternate distribution revenue.

Operating Costs

Total operating costs increased $44.8 million, or 7.4%, in the first quarter of 2006 compared to the same period in 2005. On a pro forma basis, total operating costs increased $26.6 million, or 4.3% over the same period.

Labor and employee benefits increased $17.1 million, or 5.6%, in the first quarter of 2006 compared to the same period in 2005. Total labor expense increased $13.9 million, or 5.9%, due to a $6.7 million increase in salary expense as a result of the acquisition of the Boise, Olympia, and Bellingham newspapers and $5.0 million in share-based compensation as a result of implementing SFAS 123(R). Total employee benefits increased $3.1 million, or 4.3%, primarily due to a $3.9 million increase in pension expense. Total full time equivalent employees (FTEs) increased 2.2%, while the average rate per FTE increased 1.4%. On a pro forma basis and excluding stock-based compensation of $5.0 million, labor and employee benefits increased $2.7 million, or 0.8%, with labor cost increasing $1.7 million, or 0.7%, and benefits increasing $965,000 or 1.3%.

Newsprint, ink and supplements increased $10.6 million, or 11.0%, in the first quarter of 2006 compared to the same period in 2005, due to a $3.0 million increase as a result of the acquisition of the Boise, Olympia, and Bellingham newspapers. In addition, there was a 12.2% increase in the average price per ton and a 15.0% increase in supplements, partially offset by a 5.8% decrease in tons consumed. On a pro forma basis, newsprint, ink and supplements increased $7.8 million, or 7.8%, primarily due to a 14.2% increase in the average price per ton and a 16.5% increase in supplements, partially offset by a 6.4% decrease in average tons consumed.

Other operating costs increased $13.4 million, or 7.5% in the first quarter of 2006 compared to the same quarter in 2005 due to a $4.5 million increase as a result of the acquisition of the Boise, Olympia, and Bellingham newspapers. In addition, there was a $3.2 million, or 4.0%, increase in circulation costs, a $1.4 million or 4.5%, increase in production costs and a $4.2 million, or 6.3%, increase in general and administrative costs. Circulation costs increased primarily due to a 3.7% increase in distribution expense and a 16.4% increase in postage and freight expense. Production costs increased due to a 22.7% increase in online cost of goods sold expense and a 21.5% increase in utilities expense. General and administrative costs increased due to a $5.9 million increase in professional fees, primarily related to our exploration of strategic alternatives. On a pro forma basis, and excluding $6 million related to the exploration of strategic alternatives, other operating costs increased $3.7 million, or 2.0% from the prior year due to a $3.3 million, or 4.6%, increase in circulation costs and a $1.7 million, or 5.0%, increase in production costs, partially offset by a $1.3 million, or 1.9%, decrease in general and administrative costs.

Depreciation and amortization increased $3.7 million, or 15.6%, in the first quarter of 2006 compared to the same quarter in 2005 due to an increase in depreciation for portions of the new Kansas City production plant and amortization expense related to the acquisition of Boise, Olympia and Bellingham.

In light of the pending Merger with McClatchy, we are not providing future guidance on operating results.

Other Non-Operating

Net interest expense increased $14.1 million, or 82.2%, the first quarter of 2006 compared to the same quarter in 2005 due to increases in the average debt outstanding and the weighted-average interest rate. Total debt at the end of the period was $2.069 billion, up $438 million from last year, but down $56.6 million from December 2005. Our weighted-average interest rate was 6.18% and 5.35% for the first quarter of 2006 and 2005, respectively.

Losses from equity investments increased $1.3 million compared to prior year, due to increased losses at SP Newsprint, ShopLocal and CareerBuilder, partially offset by an increase in earnings at the Seattle Times Company. The increase in losses at SP Newsprint related to higher energy costs and lower newsprint production.

Our effective tax rate for the first quarter was 37.4% compared to 26.6% in the same period in 2005. A $7.3 million reduction in tax expense was recorded in the first quarter of 2005 as a result of the tax benefit of capital loss carry-forwards.

Liquidity and Capital Resources

Cash was $36.5 million at March 26, 2006, compared with $24.7 million at December 25, 2005 and $40.7 million at March 27, 2005. During the first quarter of 2006, cash flows from operating activities and proceeds from stock option exercises and employee stock purchases were used to reduce debt and to fund the payment of common stock dividends and the purchase of property, plant and equipment.

At March 26, 2006, working capital was $135.8 million, compared with $114.3 million at December 25, 2005. The increase in working capital was due to a $16.3 million decrease in accounts payable, a $29.7 million decrease in accrued compensation and withholdings, partially offset by a $14.5 million increase in income tax payable and an $18.3 million decrease in accounts receivable. The decrease in accounts receivable reflects the seasonal drop from the fourth quarter. The decrease in accrued compensation and withholdings and the increase in income tax payable were due to the timing of payments.

We invest excess cash in short-term investments, depending on projected cash needs for operations, capital expenditures and other business purposes. We supplement our internally generated cash flow with a combination of short- and long-term borrowings. Average outstanding commercial paper for the quarter ended March 26, 2006 was $516.7 million, with an average effective interest rate of 4.6%. On March 29, 2006, we requested two advances totaling $490 million from our $1 billion revolving credit agreement dated July 16, 2004. The first advance totaling $90 million is due on May 3, 2006 and the second advance totaling $400 million is due on July 3, 2006. The two advances bear interest at the respective LIBOR rate plus a spread. The spread is dependent upon our credit rating and was 60 basis points. The proceeds of the advances were received on April 3, 2006. The primary use of the advances was the repayment of outstanding commercial paper. Future advances and repayments of the revolving credit facility are possible and will depend on operating cash needs and cash flows.

As of March 26, 2006, our percentage of variable-rate borrowings was approximately 52%. Over the past three years, we have entered into various interest rate swap agreements to manage interest rate exposure. These swap agreements expire at various dates in 2007, 2009 and 2011, and effectively convert an aggregate principal amount of $600 million of fixed-rate long-term debt into variable-rate borrowings. The variable interest rates are based on the three- or six-month London InterBank Offering Rate (LIBOR) plus a rate spread. For the quarter ended March 26, 2006, the weighted-average variable interest rate under these agreements was 7.1% versus the weighted-average fixed rate of 7.8%. We do not trade or engage in hedging for speculative or trading purposes, and hedging activities are transacted only with highly rated financial institutions, reducing the exposure to credit risk.

On March 29, 2006, Moody’s Investor Service downgraded the rating of our long-term debt from Baa1 to Baa3. On April 20, 2006, Moody’s again lowered the rating of our long-term debt from Baa3 to Ba1. On April 24, 2006, Standard & Poor’s lowered the rating on our senior unsecured debt from BBB+ to BBB. The downgrades by Moody’s and S&P were the result of the significant increase in leverage that will result from McClatchy’s intention to incur debt to finance the Merger. Our future ability to borrow funds and the interest rates on those funds could be adversely impacted by a further decline in our debt ratings and by negative conditions in the debt capital markets.

During the quarter ended March 26, 2006, we did not repurchase any shares of Knight Ridder stock. As of March 26, 2006, we had remaining authorization to repurchase 3.5 million shares. Shares outstanding at the end of the first quarter 2006 were 67.6 million.

Our operations have historically generated strong positive cash flow that, along with our access to credit, including our ability to issue public debt, have provided adequate liquidity to meet short- and long-term cash requirements, including requirements for working capital and capital expenditures. We have discontinued issuing commercial paper as a result of the pending Merger.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following represents an update of our market-sensitive financial information. This information contains forward-looking statements and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 25, 2005.

On March 12, 2006, we entered into the Merger Agreement with McClatchy. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Knight Ridder will merge with and into McClatchy, with McClatchy continuing as the surviving corporation after the Merger. The completion of the Merger is subject to various customary conditions, including obtaining the approval of Company shareholders and termination or expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. There can be no assurance that the Merger will be completed.

We had approximately $1.1 billion in floating rate debt obligations, including approximately $479 million in commercial paper, at March 26, 2006 that are subject to changes in the interest rate we might incur. Assuming the current level of variable rate borrowings of $1.1 billion, a 1% increase or decrease in the average interest rate would result in an increase or decrease in annual interest expense of $11 million. On March 29, 2006, Moody’s Investor Service downgraded the rating of our long-term debt from Baa1 to Baa3. Additionally, on April 20, 2006, Moody’s lowered the rating of our long-term debt again to Ba1. The downgrade of our debt was the result of the significant increase in leverage that will result from McClatchy’s intention to incur debt to finance the Merger. Any further downgrade to our short- or long-term debt ratings could have a material impact on our interest expense and results of operations.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 26, 2006.

PART II - OTHER INFORMATION

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

We did not repurchase any shares in the first quarter of 2006.

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

KNIGHT-RIDDER, INC. (Registrant)

Date: May 3, 2006	/s/ Gary R. Effren
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